Form 10-K
FIRST REGIONAL BANCORP
filed 1995-03-30
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

            FORM 10-K Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -----------------------

For the fiscal year ended December 31, 1994         Commission File No. 0-10232

                             FIRST REGIONAL BANCORP
             (Exact name of registrant as specified in its charter)


California                                       95-3582843
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

1801 Century Park East
Los Angeles, California                          90067
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (310) 552-1776

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, no par value
     --------------------------
     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

     Aggregate market value of Common Stock held by non-affiliates as of March 23, 1995: $3,511,238

     Number of shares of Common Stock outstanding at March 23, 1995:
2,398,800.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 1995 Annual Meeting of Share-     PART III
holders (to be filed within 120 days of fiscal year end)
Annual Report on Form 10-K for the Years Ended December 31,       PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the Commission    PART IV
in March, 1982
Registration Statement on Form S-14 Filed with the Commission     PART IV
on December 2, 1981 (File Number 2-75140)

                                 FORM 10-K

                           TABLE OF CONTENTS AND
                           CROSS REFERENCE SHEET

                                                  Page
                                                   in    Incorporation
PART I                                            10-K   by Reference
                                                  ----   ------------


     Item 1.  Business...........................   4
     -------

     Item 2.  Properties.........................  31
     -------

     Item 3.  Legal Proceedings..................  31
     -------

     Item 4.  Submission of Matters to a Vote of
     -------  Securities Holders.................  31


PART II

     Item 5.  Market for Registrant's Common Stock
     -------  and Related Stockholder Matters....  32


     Item 6.  Selected Financial Data............  34
     -------

     Item 7.  Management's Discussion and Analysis
     -------  of Financial Condition and Results of
              Operations.........................  35


     Item 8.  Financial Statements and Supplement-
     -------  ary Data...........................  41


     Item 9.  Disagreements on Accounting and
     -------  Financial Disclosure...............  41


PART III

     Item 10. Directors and Executive Officers of       1995 Proxy
     -------- the Registrant.....................  42   Statement


     Item 11. Executive Compensation.............  42   1995 Proxy
     --------                                           Statement


     Item 12. Security Ownership of Certain             1995 Proxy
     -------- Beneficial Owners and Management...  42   Statement


     Item 13. Certain Relationships and Related         1995 Proxy
     -------- Transactions.......................  42   Statement

PART IV

     Item 14. Exhibits, Financial Statement
     -------- Schedules, and Reports on Form 8-K.  43



SIGNATURES.......................................  44
INDEX TO FINANCIAL STATEMENTS....................  45
INDEX TO EXHIBITS................................  67

                                  PART I

Item 1.  Business
-----------------

Business of First Regional Bancorp
----------------------------------

     First Regional Bancorp (the Company) maintains its principal executive offices at 1801 Century Park East, Los Angeles, California 90067. The Company was incorporated in California as Great American Bancorp on February 18, 1981 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of First Regional Bank (the Bank), formerly Great American Bank, a state-chartered bank headquartered in Los Angeles (Century
City), California. The reorganization of the Bank was accomplished on March 8, 1982, under the terms of a Plan of Reorganization and Merger Agreement dated October 15, 1981, providing for the merger of a Company subsidiary with the Bank, with the Bank being the surviving entity in the merger. As a result of the Bank's reorganization, the Bank's outstanding shares were exchanged on a one-for-one basis for shares of the Company's Common Stock, and the Company became the sole shareholder of the Bank. Prior to acquiring the Bank, the Company did not conduct any ongoing business activities. The Company's principal asset is the stock of the Bank and the Company's primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities. Both the Company and the Bank changed their names from Great American to First Regional in 1987 as part of an agreement with another financial institution.

     The Company does not anticipate that its operations will be materially affected as a result of compliance with Federal, State and local environmental laws and regulations.

Business of First Regional Bank
-------------------------------

     The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank had branch offices in Beverly Hills, Newport Beach, and downtown Los Angeles which were closed on September 5, 1986 and their deposits and loans consolidated into the Century City office.
The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout Los Angeles County. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

     The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as a much smaller portfolio of commercial loans. The Bank also specializes in construction lending for moderate-size commercial and residential projects. For commercial and industrial borrowers, the Bank offers equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 23, 1995 the Bank had 36 equivalent full-time employees.

Competition
-----------

     The banking business in California generally, and in the Los Angeles County area where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services (such as trust and cash management services) which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

     Moreover, banks generally, and the Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. Money market funds offer rates competitive with banks, and an increasingly sophisticated financial services industry continually develops new products for consumers that compete with banks for investment dollars. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits.

Interstate Competition
----------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, repeals the McFadden Act of 1927, which required states to decide whether national or state banks could enter their state, and allows banks to open branches across state lines beginning on June 1, 1997. The Riegle-Neal Act also repeals the 1956 Douglas Amendment to the Bank Holding Company Act, which placed the same requirements on bank holding companies. The repeal of the Douglas Amendment now makes it possible for banks to buy out-of-state banks in any state after September 29, 1995, which may then be converted into interstate branches in 1997.

     The Riegle-Neal Act permits interstate banking to begin 12 months after the enactment of the new law. The amendment of the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits of the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

     The Riegle-Neal Act provides that interstate branching and merging of existing banks is permitted beginning June 1, 1997, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions are permitted at an earlier time if a state chooses to enact a law allowing such activity. The states are also authorized to enact a law to permit interstate banks to branch de novo.

     In 1986, California adopted interstate banking legislation permitting interstate banking on a regional basis (Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, and Washington) beginning July 1, 1987 and on a national basis beginning on January 1, 1991. The California legislation permits interstate banking only on a reciprocal basis, which requires that the home state of the bank holding company desirous of entering California must permit the entrance of California bank holding companies on substantially the same terms and conditions. While it is anticipated that this legislation may increase the demand by buyers to acquire California banks, it is also anticipated that it will increase competitive pressures on existing California banks, as out-of-state bank holding companies enter the California market.

     On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law. Among other things, FIRREA allows the acquisition of healthy and failed savings associations by bank holding companies, and imposes no interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings associations into their existing commercial bank subsidiaries; however, for a period of five years from the date of enactment, the acquired savings association must continue as a member of, and continue to pay premiums to, the Savings Association Insurance Fund, which was created by FIRREA to replace the Federal Savings and Loan Insurance Corporation deposit insurance fund, which FIRREA abolished.

     Recent legislation and economic developments have favored increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks generally and to the Bank in particular. In order to compete with the other financial institutions in its service area, the Bank relies principally upon personal contacts by its officers, directors, founders, employees and shareholders; local promotional activity including direct mail, advertising in local newspapers and business journals; and specialized services. The Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. In the event that a customer's loan demands exceed the Bank's lending limits, the Bank attempts to arrange for such loans on a participation basis with its correspondent banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

Supervision and Regulation
--------------------------

     The Company
     -----------

     The Company is a bank holding company registered under the Act, and is subject to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). As a bank holding company, the Company is required to file with the FRB an annual report and such other additional information as the FRB may require pursuant to the Act. The FRB may also make examinations of the Company and its subsidiaries.

     The Act requires prior approval of the FRB for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank or for a merger or consolidation by a bank holding company with any other bank holding company. The Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the statutes of the state, in which the bank to be acquired is located, expressly authorize such an acquisition, such as enacted by California.

     The Company and the Bank are deemed to be affiliates within the meaning of the Act. Pursuant thereto, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance, or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of the bank and its subsidiaries does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as that term is defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.

     With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Although the future scope of permitted activities is uncertain and cannot be predicted, some of the activities that the FRB has determined by regulation to be closely related to banking are: making or servicing loans; performing certain data processing services; acting as a fiduciary or investment advisor; leasing personal or real property; providing limited insurance activities; acting as a commodity trading and futures commission merchant advisor; providing securities brokerage services solely as agent for a customer; and real estate and personal property appraisal.

     Federal law prohibits a holding company and any subsidiary bank from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or service from or to the Bank other than a loan, discount, deposit or trust service; or (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer may not obtain some other credit, property or service from competitors, except reasonable requirements to assure soundness of credit extended.

     In December, 1988, the FRB adopted risk-based capital adequacy guidelines for bank holding companies and state member banks. The other bank regulators have adopted similar guidelines. The FRB's guidelines assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments, and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets. To the extent that holding companies have favorable capital adequacy ratios based on total risk assets, such banks are more likely to be permitted to operate at or near the minimum primary capital to total assets ratios specified in regulatory guidelines. Under the new guidelines, the Company's capital adequacy ratio at December 31, 1994 was 16.20%. The acceptable capital ratio is 8 percent.

     In November, 1992 the Company entered into an agreement with the Federal Reserve Bank which called for the Company to develop a plan to improve the financial condition of the Company and its subsidiary, First Regional Bank. The agreement also requires the Company to obtain Federal Reserve Bank approval prior to the payment of cash dividends or the addition or replacement of any director or executive officer of the Company. Under the agreement, the Company will provide periodic progress reports to the Federal Reserve Bank. The Company is in full compliance with the agreement, and expects to remain in full compliance.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by and may be required to file reports with the California Superintendent of Banks (the "Superintendent"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Superintendent's powers under this statute.

     The Financial Accounting Standards Board ("FASB") promulgated a new standard for income tax accounting (SFAS 109). The standard was implemented by the Company for the year commencing January 1, 1993. The Company decided to implement the standard by recording the adjustment for prior years in the income statement for the year in which the standard was adopted. The cumulative effect of the implementation of the standard resulted in an increase in net income of $98,000. While adoption of the standard did not have a material effect on the Company's financial position, its effect on results of operations for subsequent years has not yet been determined.

     The FASB has also issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due under the terms of the loan agreement. Measurement of the impairment can be based on the expected future cash flows from the loan discounted at the loan's effective interest rate, or by reference to an observable market price (if one exists), or by the fair value of the collateral for a collateral-dependent loan. Additionally, the statement prescribes measuring the impairment of a restructured loan by discounting the total expected future cash flows at the effective interest rate in the original loan agreement. The impact of initially applying the statement is reported as a part of bad debt expense. The Company must adopt this standard in 1995, but adoption is not expected to have a material effect on the Company's financial position.

     In addition, the FASB has issued SFAS 115, "Accounting for Investments in Debt and Equity Securities." This statement addresses the accounting and reporting of investments in equity securities that have readily determinable market value, and all investments in debt securities. Under this statement, debt securities are classified into three categories as follows:

     Held to Maturity Securities. Debt securities that the Company has the
     ---------------------------
     positive intent and ability to hold to maturity. These securities are to be reported at amortized cost.

     Trading Securities. Debt and equity securities that are bought and held
     ------------------
     principally for the purpose of selling them in the near term. These securities are to be reported at fair value with unrealized gains and losses included in earnings.

     Available for Sale Securities. Debt and equity securities not classified
     -----------------------------
     into either of the above categories. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

     The Company adopted this standard in 1994. There was no material impact on the consolidated financial statements of the Company due to this adoption.

     The Bank
     --------

     The Bank, as a California state chartered bank whose accounts are insured by the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision, and regular examination by the California State Banking Department and the Federal Deposit Insurance Corporation. The Bank is also subject to certain regulations issued by the FRB. The regulations of these various state and federal agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on certain types of deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Supervision, regulation, and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended to protect the shareholders of the Company.

     From time to time, new legislation is adopted which increases the cost of doing business, limits permissible activities, or affects the competitive balance between banks and other financial institutions. For example, in 1980 and 1982 federal legislation resulted in major changes to interest rate structures and permissible bank powers and changed the competitive relationships with other financial institutions.

     FIRREA has had significant impact on financial institutions. The chief purposes of this extensive legislation are to promote a safe and stable system of affordable housing, and to improve the supervision of savings associations. In this effort, FIRREA contains major regulatory reforms, stronger capital standards, and stronger civil and criminal enforcement provisions. Certain of the more significant provisions contained in FIRREA are summarized below.

     FIRREA gave the FDIC the duty of insuring the deposits of savings associations as well as banks. The insurance funds are maintained separately and have been renamed. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and state chartered savings banks, while the Savings Association Insurance Fund ("SAIF") insures deposits of savings and loans and federally chartered savings banks. The FDIC is also authorized to act as conservator or receiver for federally insured banks, and, after a period of three years from the date of enactment, for insured savings associations that are chartered under federal or state law.

     FIRREA expands, enhances, and clarifies the enforcement powers of the financial institution regulatory agencies and increases the maximum amount of civil money penalties for violation of laws and regulations, expands the grounds for imposing them, and authorizes the various regulatory agencies to take action to collect them. FIRREA also provides increased insurance assessments for members of both the Bank Insurance Fund (such as the Bank) and the SAIF, and expands the federal banking agencies' powers to appoint a conservator or receiver, including "early intervention."

     Although the effects of FIRREA upon the future business, earnings and growth of the Bank cannot be predicted, management does not believe that the provisions of FIRREA will have a material adverse impact on the Bank.

     The Omnibus Budget Reconciliation Act of 1990, designed to address the Federal budget deficit, increased the insurance assessment rates for members of the BIF and SAIF over that provided by FIRREA, and eliminated FIRREA's maximum reserve ratio constraints on the BIF.

     The Crime Control Act of 1990 further strengthened the authority of Federal bank and thrift regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), was signed into law on December 19, 1991. FDICIA recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes. The FDIC has already implemented a risk-based deposit insurance premium system which effectively raised BIF premiums for most banks, and, should the condition of the BIF so require, it is possible that premiums could be increased again in the future.

     FDICIA establishes five categories of capitalization: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Effective December 19, 1992, banks will be prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions will apply to undercapitalized banks, which will be required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority is granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions will be applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days.

     FDICIA also grants the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth, and compensation, among others, and requires the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees.

     FDICIA further establishes a new truth in savings scheme, providing for clear and uniform disclosure of terms and conditions on which interest is paid and fees are assessed on deposits, to be effective upon adoption of implementing regulations.

     FDICIA imposes limits on the acceptance of brokered deposits by other than well capitalized banks, including notification requirements on deposit brokers.

     The new legislation also creates restrictions on activities authorized under state law. FDICIA generally restricts activities through subsidiaries to those permissible for national banks and provides for a five-year divestiture period for impermissible investments. Insurance activities are also limited, except to the extent permissible for national banks.

     Real estate lending has been targeted for close supervision. The regulatory authorities are required to establish uniform credit standards relating to real estate secured loans.

     The foregoing summarizes only the most significant aspects of FDICIA. Because of the broad scope and complexity of this legislation and the fact that all implementing regulations have not yet been adopted, it is impossible to predict at this time the full effect FDICIA will ultimately have on the Bank or the banking industry.

     The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act"), which has been viewed as the most important piece of banking legislation since the enactment of the FDICIA, was signed into law on September 23, 1994. In addition to providing funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which will provide assistance to new and existing community development lenders to help meet the needs of low- and moderate-income communities and groups, the 1994 Act mandates changes to a wide range of banking regulations. These changes include modifications to the present publication requirements for Call Reports, less frequent regulatory examination schedules for small institutions, small business and commercial real estate loan securitization, amendments to the money laundering and currency transactions reporting requirements of the Bank Secrecy Act, clarification of the coverage of the Real Estate Settlement Procedures Act for business, commercial and agricultural real estate secured transactions, amendments to the national flood insurance program, and amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

     Title I, Subtitle A of the 1994 Act, designated as the "Community Development Banking and Financial Institutions Act of 1994," created the Fund in order to promote economic revitalization and community development through investment in and assistance to Community Development Financial Institutions ("CDFIs") that provide capital and other resources to economically-depressed communities. The primary focus of the program will be to aid the country's urban, rural and native American communities that are facing severe economic problems due to the lack of economic growth, poverty and the general lack of employment and other opportunities. Financial institutions may participate in the assistance program upon approval by the Fund.

     In addition to establishing the Fund, Title I also provides funding for the Bank Enterprise Act ("BEA") of 1991, which will now be administered by the Fund. Under the BEA, insured financial institutions may be awarded insurance premium assessment credits where they are involved in providing lifeline deposit accounts, community lending and other forms of financial assistance in distressed areas, including investing in CDFIs.

     Title I, Subtitle B of the 1994 Act amended the Truth in Lending Act to expand disclosure requirements and expand protections regarding consumer lending secured by the consumer's principal dwelling.

     Title IV of the 1994 Act amended the Bank Secrecy Act by reducing the reporting requirements imposed on financial institutions for large currency transactions, expanding the ability of financial institutions to provide exemptions to the reporting requirements for businesses that regularly deal in large amounts of currency, and providing for the delegation of civil money penalty enforcement from the Treasury Department to the individual federal banking agencies.

     The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, requires the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and requires a transition period in order to provide adequate time for compliance. This Act also requires the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. This Act reduces the frequency of examinations for well-rated institutions, simplifies the quarterly financial reporting ("Call Reports") and eliminates the requirement that financial institutions publish their Call Reports in local newspapers. This Act also establishes an internal regulatory appeal process and independent ombudsman to provide a means for review of material supervisory determinations.

     Historically, national banks have been required to have two-thirds of their directors residents of the state of domicile. The Paperwork Reduction and Regulatory Improvement Act reduces this requirement to a majority. This Act also amends the Bank Holding Company Act and Securities Act of 1933 to simplify the formation of bank holding companies.

     Additional titles of the 1994 Act include Title V, the "National Flood Insurance Reform Act of 1994,", Subtitle A of Title II, the "Small Business Loan Securitization and Secondary Market Enhancement Act of 1994," and Subtitle B of Title II, the "Small Business Capital Enhancement Act."

     The foregoing summarizes only the most significant aspects of the 1994 Act, many of the provisions of which have not yet become effective. Therefore, it is not possible to predict at this time the impact this legislation will have on the Bank or the banking industry.

     In February 1993, the Bank entered into a regulatory agreement with the Federal Deposit Insurance Corporation (the "FDIC"). The agreement requires the Bank to reduce the level of its classified assets in accordance with an agreed-upon schedule, to continue to maintain a strong capital position and an adequate reserve for loan losses, to develop written policies in a number of areas, and to furnish periodic progress reports to the FDIC. The agreement also requires the Bank to obtain FDIC approval prior to the payment of cash dividends or the replacement of any director or executive officer of the Bank. The FDIC performed a followup examination in May, 1994 during which it was noted that the Bank was in full compliance with most provisions of the Order, but that compliance with certain other provisions had not yet been fully achieved. In response, management and the Board undertook additional actions to address the remaining areas of noncompliance with the

Order, and management believes the Bank is now in full compliance with all provisions of the Order.

     Future legislation is also likely to impact the Bank's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost financial services to meet minimum consumer needs. Various proposals to restructure the Federal bank regulatory agencies are currently pending in Congress, some of which include proposals to expand the ability of banks to engage in previously prohibited businesses. Further, the regulatory agencies have proposed and may propose a wide range or regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing, and full extent of these proposals cannot be predicted.

     As a result of both Federal and California legislation during the 1980's, there has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, and other financial institutions. Banks have experienced increased competition for deposits which can result in increases in their cost of funds. Increased competition for loans can reduce the yield available.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest rates on a bank's deposits and other interest-bearing liabilities and the interest rates on a bank's loans, securities and other interest-earning assets comprise the major source of a bank's earnings. These rates are highly sensitive to many factors which are beyond the control of the Bank and, accordingly, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment, and also to the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in the level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks and other financial institutions from the Federal Reserve. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted; however, depending on the degree to which the Bank's maturities of interest-earning assets exceed the maturities of interest-bearing liabilities, increases in interest rates have the temporary effect of increasing the Bank's net interest margin, while decreases in interest rates have the opposite effect.

Product Development Research
----------------------------

     The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. The officers and employees of the Bank are continually engaged in marketing activities, however, including the evaluation and development of new services, to enable the Bank to retain a competitive position in the service area.

Distribution of Assets, Liabilities and Shareholders' Equity
------------------------------------------------------------

     The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                         For Period Ended
                                           December 31,
                                         1994        1993
                                      ----------  ----------
                                      (Dollars in Thousands)
     Assets

          Cash and Due From Banks...     $ 2,982    $  4,526

          Time Deposits with Other
          Financial Institutions....       7,201       3,483

          Investment Securities.....       8,844       6,656

          Funds Sold................      16,709      12,151

          Net Loans.................      79,126     107,849

          Other Assets..............       8,975       9,254
                                        --------    --------
               Total................    $123,837    $143,919
                                        ========    ========

     Liabilities & Shareholders' Equity

          Deposits:

               Demand (non-interest
               bearing).............    $ 15,777    $ 15,642

               Savings..............       1,202       1,188

               Money Market Accounts      85,092      82,767

               Time.................      11,903      30,445
                                        --------    --------

                    Total Deposits..     113,974     130,042

          Securities Sold Under
          Agreements to Repurchase..          71         764

          Other Liabilities.........         416         251
                                        --------    --------

               Total Liabilities....     114,461     131,057
                                        --------    --------

          Shareholders' Equity......       9,376      12,862
                                        --------    --------

               Total................    $123,837    $143,919
                                        ========    ========

Interest Rates and Interest Differential
----------------------------------------

     The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

                                 For Period Ended December 31,

                               1994                         1993
                     --------------------------   --------------------------
                              Interest  Average            Interest  Average
                     Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
                     Balance   Expense   Rate %   Balance   Expense   Rate %
                     -------  ---------  ------   -------  ---------  ------
                                     (Dollars in Thousands)
Interest Earning
Assets:

Loans(1)             $ 80,661   $ 7,662   9.5%    $110,948   $ 9,215   8.3%

Time Deposits With
Other Financial
Institutions            7,201       315   4.4%       3,483       135   3.9%

Investment
Securities              8,844       393   4.4%       6,656       181   2.7%

Funds Sold             16,709       670   4.0%      12,151       341   2.8%
                     --------   -------           --------   -------

Total Interest
Earning Assets       $113,415   $ 9,040   8.0%    $133,238   $ 9,872   7.4%
                     ========   =======           ========   =======

Interest Bearing
Liabilities:

Savings deposits     $  1,202   $    27   2.2%    $  1,188   $    28   2.4%

Money Market
Accounts               85,092     2,002   2.4%      82,767     2,054   2.5%

Time                   11,903       405   3.4%      30,445     1,074   3.5%

                                                                              18

                               1994                         1993
                     --------------------------   --------------------------
                              Interest  Average            Interest  Average
                     Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
                     Balance   Expense   Rate %   Balance   Expense   Rate %
                     -------  ---------  ------   -------  ---------  ------
                                     (Dollars in Thousands)
Securities sold
under agreements
to repurchase        $     71   $    (2)  (2.8)%  $    764   $    20   2.6%
                     --------   -------           --------   -------

Total interest
bearing liabilities  $ 98,268   $ 2,432    2.5%   $115,164   $ 3,176   2.8%
                     ========   =======           ========   =======

__________

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which allowance had an average balance of $1,535,000 in 1994 and $3,099,000 in 1993.

(2)  Includes loan fees of $415,000 in 1994 and 824,000 in 1993.

     The following table shows the net interest earnings and the net yield on average interest earning assets:

                                                1994        1993
                                             ----------  ----------
                                             (Dollars in Thousands)
Total interest income (1)..................   $  9,040    $  9,872

Total interest expense.....................      2,432       3,176
                                              --------    --------

Net interest earnings......................   $  6,608    $  6,696
                                              ========    ========

Average interest earning assets............   $113,415    $133,238

Net yield on average interest earning
assets.....................................       5.8%        5.0%

__________

(1)  Includes loan fees of $415,000 in 1994 and $824,000 in 1993.

     The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.


                          Increase (Decrease)            Increase (Decrease)
                            1994 over 1993                 1993 over 1992
                      ---------------------------  ----------------------------
                       Volume    Rate      Net     Volume     Rate      Net
                                       (Dollars in Thousands)

Interest Income(1)
--------------------

Loans (2)             $(3,279)   $1,726  $(1,553)  $ (947)  $(1,223)  $(2,170)

Investment
securities                 72       140      212      (85)      (64)     (149)

Funds sold                154       175      329       79       (31)       48

Interest on time
deposits with
other financial
institutions              161        19      180       86        (7)       79
                      -------    ------  -------   ------   --------  -------

Total Interest
Earning Assets        $(2,892)   $2,060  $  (832)  $ (867)  $(1,325)  $(2,192)
                      ========   ======  ========  =======  ========  ========


Interest Expense (1)
--------------------

Savings               $     0    $   (1) $    (1)  $   11   $   (13)  $    (2)

Money market               61      (113)     (52)      90      (606)     (516)

Time                     (632)      (37)    (669)    (292)     (232)     (524)

Securities sold
under agreements
to repurchase             (20)       (2)     (22)     (12)      (15)      (27)
                      --------   ------  --------  -------  --------  --------

Total interest
bearing liabilities   $  (591)   $ (153) $  (744)  $ (203)  $  (866)  $(1,069)
                      ========   ======= ========  =======  ========  ========

__________

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $415,000 in 1994 and $824,000 in 1993.

Investment Securities
---------------------

     The following table shows book value of the investment securities portfolio at December 31, 1994 and 1993:

                                                 December 31,

                                                1994     1993
                                              -------  -------
                                           (Dollars in Thousands)

U.S. Treasury Securities...................   $11,790  $   996

Obligations of U.S. Government
Agencies and Corporations..................         0        0

Other Securities...........................        25       25
                                              -------  -------
     Total.................................   $11,815  $ 1,021
                                              =======  =======

The maturity schedule and weighted average yields of investment securities at December 31, 1994 is as follows:

                                                             Average
                                              Amount          Yield
                                              -------        --------
                                      (Dollars in Thousands)

U.S. Treasury Securities
------------------------

One year or less...........................   $11,790          5.64%
                                              -------

 Category total............................   $11,790          5.64%

Other Securities
----------------

Over one year through five years...........        25          7.50%
                                              -------

 Category total............................   $    25          7.50%

Total Investment Portfolio
--------------------------

One year of less...........................   $11,790          5.64%

Over one year through five years...........        25          7.50%
                                              -------

 Total.....................................   $11,815          5.65%
                                              =======

Loan Portfolio
--------------

     The loan portfolio consisted of the following at December 31, 1994 and 1993:

                                            1994      1993
                                          --------  --------
(Dollars in Thousands)

Commercial loans......................     $ 5,797   $12,467

Real estate construction loans........       4,354    11,207

Government guaranteed loans...........      22,852    24,888

Real estate loans.....................      44,842    35,443

Real estate equity line loans.........           0       390

Other loans...........................         616     1,490
                                           -------   -------

     Total loans......................     $78,461   $85,885

Less - Allowances for loan losses.....       1,390     2,250

     - Deferred loan fees.............         490       516
                                           -------   -------

     Net loans........................     $76,581   $83,119
                                           =======   =======

Loan Maturities and Interest Rates
----------------------------------

     The following table shows the amounts of total loans outstanding as of December 31, 1994, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

     Aggregate maturities of loan balances
     which are due:

          In one year or less:

               Interest rates are floating or
               adjustable.......................  $15,430

               Interest rates are fixed or
               predetermined....................      145

          After one year but within five years:

               Interest rates are floating or
               adjustable.......................   38,577

               Interest rates are fixed or
               predetermined....................        0

          After five years but within ten years:

               Interest rates are floating or
               adjustable.......................    9,745

               Interest rates are fixed or
               predetermined....................        0

          After ten years or more:

               Interest rates are floating or
               adjustable.......................   14,564

               Interest rates are fixed or
               predetermined....................        0
                                                 --------

     Total...................................... $ 78,461
                                                 ========

Non-Performing Loans
--------------------

     The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

     The following table shows the principal amount of nonperforming loans as of December 31, 1994 and 1993:


                                      December 31,

                                      1994    1993
                                    ------  ------
                                (Dollars in Thousands)
Non-accrual loans

 Commercial.......................  $1,249  $1,185

 Real estate construction loans.       140   2,118

 Government guaranteed loans......       0       0

 Equity lines.....................       0       0

 Other loans......................       0       0
                                    ------  ------

  Total...........................  $1,389  $3,303
                                    ======  ======

Accruing loans past due more than 90 days

 Commercial.......................  $    0  $    0

 Real estate construction loans...       0       0

 Government guaranteed loans......   1,473   2,025

 Equity lines.....................       0       0

 Other loans......................       0       0
                                    ------  ------

  Total...........................  $1,473  $2,025
                                    ======  ======

     Except as may have been included in the above table, at December 31, 1994, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1994, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $255,000 in 1994 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
-------------------------------

     The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1994 and 1993:

                                                1994      1993
                                              --------  --------
                                            (Dollars in Thousands)
Amount of loans outstanding at end of
period.....................................   $ 77,971  $ 85,369
                                              ========  ========

Average amount of loans outstanding
before allowance for loan losses...........   $ 80,661  $110,948
                                              ========  ========

Balance of allowance for loan losses at
beginning of period........................     $2,250    $2,439

Loans charged off:

     Commercial............................         28     2,273
     Real estate...........................      1,267     1,880
     Government guaranteed loans...........          0         0
     Equity lines..........................          0         0
     Other.................................          8         0
                                                ------   -------

          Total loans charged off..........      1,303     4,153

Recoveries of loans previously charged off:

     Commercial............................         40        39
     Real estate...........................        153         0
     Government guaranteed loans...........          0         0
     Equity lines..........................          0         0
     Installment...........................          0         0
                                                ------   -------

          Total loan recoveries............        193        39
                                                ------   -------

Net loans charged off......................      1,110     4,114
                                                ------   -------

Provisions charged to operating expense....        250     3,925
                                                ------   -------
Balance of allowance for possible loan
losses at end of period....................    $ 1,390  $  2,250
                                               =======  ========

     The ratio of net loans charged off to average loans outstanding was 1.4% and 3.7% for the two years ended December 31, 1994 and 1993, respectively.

     The Bank has historically evaluated the adequacy of its allowance for possible loan losses on an overall basis rather than by specific categories of loans. In determining the adequacy of the allowance for possible loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

     For the purposes of this report, the allowance for possible loan losses has been allocated to the major categories of loans as set forth in the following table. The allocations are estimates based upon historical loss experience and management judgement. The allowance for possible loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in this allocation is an unallocated portion, and, as previously stated, the total allowance is applicable to the entire portfolio.

                             1994                   1993
                     ---------------------  ---------------------
                     Allowance    Ratio of  Allowance    Ratio of
                     for          loans to  for          loans to
                     possible     total     possible     total
                     loan losses  loans     loan losses  loans
                     -----------  --------  -----------  --------
Commercial loans...     $  615        7%      $1,350        15%
Real estate loans..        669       63%         870        54%
Gov't guaranteed...          0       29%           0        29%
Equity line loans..          0        0%          10         1%
Other loans........          8        1%          10         1%
Unallocated........         98        0%          10         0%
                        ------      ----      ------       ----

     Total.........     $1,390      100%      $2,250       100%
                        ======      ====      ======       ====

Deposits
--------

     The average amounts of deposits for the periods indicated are summarized below.

                                                1994        1993
                                             ----------  ----------
                                             (Dollars in Thousands)

     Demand Deposits.......................     $15,777    $ 15,642

     Savings deposits, money market and
     time certificates of deposit of less
     than $100,000.........................      89,251     101,635

     Time certificates of deposit of
     $100,000 or more......................       8,946      12,765
                                               --------    --------

          Total............................    $113,974    $130,042
                                               ========    ========

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1994 is as follows:

                                              December 31, 1994
                                              -----------------
                                            (Dollars in Thousands)

     3 months or less.....................        $ 8,336

     Over 3 through 6 months..............            303

     Over 6 through 12 months.............            307

     Over 12 months.......................              0
                                                  -------

          Total...........................        $ 8,946
                                                  =======

Selected Financial Ratios
-------------------------

     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

                                1994    1993
                               -----  -------

Return on assets.............   0.8%   (2.9%)

Return on equity.............  10.7%  (32.2%)

Dividend payment ratio.......   0.0%    0.0%

Equity to assets ratio.......   7.6%    8.9%

Item 2.  Properties
-------------------

     The Bank's offices are located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003. The Bank has an option to extend the term of the lease for an additional five years. The total monthly rental for the premises is $29,400 for the period from March, 1993 through February, 1998, and $35,280 for the period from March, 1998 through February, 2003, subject to annual adjustments for increases in property taxes and other operating costs.

Item 3.  Legal Proceedings
--------------------------

Litigation
----------

     The Bank is a party as plaintiff or defendant to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1994, no matters were submitted to a vote of the Company's shareholders.

                                  PART II
                                  -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

Securities Activity
-------------------

     The common stock of First Regional Bancorp is traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation system (NASDAQ) under the trading symbol FRGB. The following table summarizes the "bid" and "ask" quotations reported by NASDAQ of First Regional Bancorp's common stock:

                              1994                            1993
                 -----------------------------   -----------------------------
                       Bid            Ask             Bid             Ask
                 -------------   -------------   -------------   -------------
1st Quarter      1     - 1 3/4   1 1/2 - 2       2 1/2 - 3       3     - 3 1/2

2nd Quarter        3/4 - 1       1 1/2 - 1 3/4   2 1/4 - 2 1/2   2 3/4 - 3 1/4

3rd Quarter        3/4 - 1 1/4   1 1/2 - 1 7/8   1 7/8 - 2 1/4   2 5/8 - 2 3/4

4th Quarter      1 1/4 - 2 1/4   1 7/8 - 2 3/4   1 3/4 - 2       2     - 2 5/8

Dividends
---------

     The Company has not paid any cash dividends and it is the Company's Board of Directors' intention that no cash dividends be declared by the Company during this stage of the Company's development. The Board of Directors intends to increase the Company's capital and to pay cash dividends only when it is prudent to do so and the Company's performance justifies such action. As mentioned earlier, the Company has entered into an agreement with the Federal Reserve Bank which requires the Company to obtain Federal Reserve Bank approval prior to the payment of cash dividends.

     The Company is a legal entity separate and distinct from its subsidiaries, and has not engaged in any activities other than acting as a holding company. Accordingly, the Company's principal source of funds, including funds available for payment of cash dividends to its shareholders, have and will consist of dividends paid and other funds advanced to the Company by its subsidiaries. As described below, statutory and regulatory requirements impose limitations on the amounts of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company.

     Holders of the Company's Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. Under California law, the Company would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend (i) the sum of the Company's assets would be at least equal to 125% of its liabilities, and (ii) the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least 125% of its current liabilities.

     Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank did not pay dividends in 1994, 1993, or 1992.

Restrictions on Transfer of Funds to the Company by the Bank
------------------------------------------------------------

     The Company is a legal entity separate and distinct from the Bank. It is anticipated that the Company may eventually receive sufficient income to fund its operating expenses through the payment of management fees by its subsidiaries. However, if the Company requires significant amounts of cash, including funds available for the payment of dividends and extraordinary operating expenses, such funds initially will be received as dividends paid by the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank to the Company also will depend upon Management's assessment of the Bank's future capital requirements, contractual restrictions and other factors.

     As mentioned earlier, the Bank has entered into a regulatory agreement with the Federal Deposit Insurance Corporation which requires the Bank to obtain FDIC approval prior to the payment of cash dividends.

     In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Based on the foregoing requirements, as of December 31, 1994 the Bank is restricted from paying any dividends. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the Superintendent of Banks, without regard to retained earnings or net income for its last three fiscal years. If the Superintendent of Banks finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Superintendent may order the bank not to pay any dividend to its shareholders.

     Moreover, in a policy statement adopted in November, 1985, the Federal Reserve Board advised banks and bank holding companies that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this new policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings, other large assets, or business segments in order to generate profits to enable payment of future dividends.

      Under the Financial Institutions Supervisory Act, the FDIC also has authority to prohibit a bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might under some circumstances be such an unsafe or unsound practice.

     In addition, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or other affiliates, investments in stock or other securities thereof, and taking of such securities as collateral for loans. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.

Item 6.  Selected Financial Data
--------------------------------

     The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                               1994      1993      1992      1991      1990
                           --------  --------  --------  --------  --------
Total assets               $124,287  $130,412  $143,822  $136,858  $119,493

Net loans                    76,581    83,119   117,298   107,757    76,022

Investment securities        18,434     7,529     4,984     9,994    10,737

Funds sold                   21,300    19,470     7,000     6,100    20,000

Total deposits              113,666   120,664   129,072   122,430   106,964

Shareholders' equity         10,222     9,226    13,385    12,033    11,317

Book value per share and   $   4.26  $   3.85  $   6.16  $   5.42  $   5.07
 share equivalent

     The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                               1994      1993      1992      1991      1990
                           --------  --------  --------  --------  --------
                              (Dollars in Thousands except for per share)

Interest income             $ 9,040   $ 9,872   $12,064   $12,249   $11,478
Interest expense              2,432     3,176     4,245     5,611     5,424
                           --------  --------  --------  --------  --------

Net interest income           6,608     6,696     7,819     6,638     6,054
Provision for loan losses       250     3,925     1,359       303       257
                           --------  --------  --------  --------  --------

Net interest income after
provision for loan losses     6,358     2,771     6,460     6,335     5,797
Other income                    807       417       601       404       332
Other expense                 6,162     7,862     5,770     5,701     4,847
                           --------  --------  --------  --------  --------

                                    1994     1993     1992     1991     1990
                                 -------  -------  -------  -------  -------
                                  (Dollars in Thousands except for per share)
Income (loss) before taxes and
effects of accounting change       1,003   (4,674)   1,291    1,038    1,282
Provision (credit) for income
taxes                                  2     (417)     481      330      502
                                 -------  -------- -------  -------  -------
Income (loss) before effects of
accounting change                  1,001   (4,257)     810      708      780
Effects of accounting change           0       98        0        0      327
                                 -------  -------  -------  -------  -------
Net income (loss)                $ 1,001  $(4,159) $   810  $   708  $ 1,107

Net income (loss) per share      $  0.42  $ (1.73) $  0.37  $  0.32  $  0.50

Cash dividends declared per
share                            $  0.00  $  0.00  $  0.00  $  0.00  $  0.00

     The number of shares and share equivalents was 2,398,800 for 1994 and 1993, 2,173,000 for 1992, 2,223,000 for 1991, and 2,232,000 for 1990.

     The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

       Summary
       -------

First Regional Bancorp (the Company) has not conducted any significant business activities independent of First Regional Bank (the Bank) since the reorganization of the Bank on March 8, 1982. Therefore, the following discussion and analysis relates primarily to the Bank.

The Company's 1994 results represent a significant improvement from the loss incurred in 1993. The improved profitability was due to the successful sale or collection of nonperforming loans, other real estate owned, and other nonearning assets. This success led not only to an increase in revenue due to the investment of the collected funds, but also eliminated the need for large loan loss provisions or real estate writedowns. In addition, higher levels of interest rates on assets coupled with generally stable deposit costs resulted in stable net interest income despite some shrinkage in overall asset levels. By comparison, the 1993 loss was largely the result of loan losses which gave rise to sharply increased provisions to the reserve for loan losses, as well as large writedowns of other real estate owned and a direct investment in real estate.
In addition, shrinkage in loans and other earning assets that year combined with lower levels of interest rates resulted in reduced net interest income.

Average assets were $123,837,000 in 1994, compared to $143,919,000 in 1993, and 1992 average assets of $146,791,000. The lower 1994 asset levels are principally due to a further reduction of time deposits from the prior year. The changes in the 1993 asset level also reflects a reduction in total time deposits which was partially offset by growth of the deposit relationship with Transcorp Pension Services. The Company generated net income of $1,001,000 in 1994, in contrast to 1993 when a net loss of $4,159,000 was incurred, and compared to net income for 1992 of $810,000.

     Net Revenue From Earning Assets
     -------------------------------

Net revenue from earning assets is the excess of interest income earned on interest-earning assets over the interest expense incurred on interest-bearing liabilities. In turn, the two components which determine interest income or expense are the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. In 1994, total interest-earning assets dropped from the levels of 1993. Further, there was a continued reduction in loans, the highest yielding category of assets, with some modest growth occurring in lower yielding categories such as investment securities and funds sold. In 1993, interest-earning assets fell from the levels of the prior year, and in addition the composition of these assets shifted from higher yielding categories (such as Loans) to lower yielding components (such as Funds Sold). A partial cause of the 1993 reduction in interest-earning assets was an increase in non-performing assets, which is described more fully under "Provision for Losses," below. The result was a lower level of interest revenue for that year. For 1992, by comparison, the volume of interest-earning assets rose from the level of the prior year. This growth, combined with general stability in loan interest rates, resulted in higher interest income compared with the preceding year. As in the preceding year, total interest bearing liabilities fell, as a substantial reduction in time deposits was countered by a modest increase in money market accounts. Because overall interest rates paid on deposits fell at the same time that deposit levels were declining, a substantial reduction in interest expense was experienced in 1994. Interest-bearing liabilities also fell modestly in 1993 compared to 1992, once again with a drop in Time Deposits being partially offset by growth in Money Market Accounts. This liability reduction, coupled with the generally lower interest rates which prevailed in 1993, led to a drop in interest expense for the year. By way of comparison, 1992's modest asset growth was mirrored in interest-bearing liabilities, although in this case lower interest rates served to reduce interest expense.

       Other Operating Income
       ----------------------

Other operating income rose substantially in 1994, in marked contrast to the previous year. Other operating income fell in 1993, reversing the pattern of recent years in which other operating income rose in 1992 compared to the prior year. For 1994, other operating income totalled $807,000, compared to 1993's Other operating income of $417,000, whereas in 1992 the total was $601,000. The largest single reason for the revenue growth in 1994 was the receipt of $365,000 in rental income on real estate owned in the period prior to its eventual sale. Higher customer service fees were also a factor in the revenue increase, reflecting more vigorous assessment of existing service charge schedules. This source of income fell slightly in 1993 after remaining stable in 1992. The shrinkage in income for 1993 primarily was due to lower levels of gains on sale of loans, which totalled $68,000 for the year; in contrast, the growth in 1992 income in large measure reflected gains on the sale of loans of $232,000; this source of income ceased to be significant in 1994, however, as loan sale gains dropped to just $11,000 for the year.

       Provision for Losses
       --------------------

The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California, and in particular its impact on real estate, has yet to give way to full recovery, its impact on the payment performance of the Bank's borrowers appears to be moderating. More important, during 1994 the Bank acted aggressively to collect or otherwise strengthen nonperforming loans, and to liquidate other real estate owned. As a result, non-performing assets (loans past due ninety days or more, loans on nonaccrual status, and other real estate owned) totalled $4,025,000 at December 31, 1994, compared to $15,113,000 at the end of 1993, and $9,557,000 at the end of 1992. Management believes the allowance for possible loan losses as of December 31, 1994 was adequate in relation both to existing and potential risks in the loan portfolio.

The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, and reflecting the perceived impact of the continued California recession on the Bank's borrowers, in 1994 the Bank made loan loss provisions of $250,000, charged off a total of $1,303,000 in loans, and recovered $193,000 on loans which had been previously charged off. By comparison, the Bank made provisions of $3,925,000 to the loan loss reserve in 1993, while charging off loans totalling $4,153,000 and recovering $39,000 on loans previously charged off. In 1992, by comparison, the Bank made provisions of $635,000 to the allowance for possible loan losses, while charging off loans or premiums totalling $577,000 and recovering a total of $118,000 in previously charged off loans. These transactions brought the balance of the allowance for possible loan losses at December 31, 1994 to $1,390,000 (or 1.8% of total loans) compared to $2,250,000 (or 2.6% of total loans) at December 31, 1993.

       Operating Expenses
       ------------------

Total operating expenses reversed the pattern of growth which had characterized recent years, falling to $6,162,000 in 1994 after rising to $7,862,000 for 1993. The comparable total for 1992 was $6,494,000. While the total expense figures have fluctuated over time, many components continue to be moderated by the effects of an ongoing program of expense control.

Continued control of staffing levels again caused salaries and related benefits expense to fall, to $1,876,000 in 1994 from a 1993 total of $1,974,000 and $2,070,000 in 1992. In 1993, the Bank renegotiated the lease governing its banking premises, and as a result occupancy expense fell to $366,000 as the first full year of benefits were realized. The revised lease terms did provide some improvement in 1993, causing occupancy expense to fall to $482,000. This was in contrast to prior years, in which the impact of cost-of-living adjustments in the Bank's premises lease agreements caused occupancy expense to rise to $686,000 in 1992. Reflecting the lessening impact of the recession on the real estate industry and on property values, losses on sales of real estate fell in 1994 to $515,000. While this level is still high, it is in sharp contract to recent years in which real estate losses rose significantly, to $2,099,000 in 1993 from $974,000 in 1992. The 1993 results also included $707,000 in maintenance, sales, and other carrying costs and $275,000 in writedowns of previously capitalized interest, and neither of these components appeared in 1994 or 1992. Other expenses again rose, but at a much slower pace than in previous years. For 1994, the other expense total was $3,405,000, compared to a 1993 total of $3,307,000. For 1992, total other expenses were $2,764,000. As in prior years, the major items which contributed to this increase were custodial and other services provided to customers, which rose from $958,000 in 1992 and $1,068,000 in 1993 to a 1994 total of $1,172,000 in parallel with higher deposit balances of corporate depositors. Most of the remaining categories of other expense fell slightly or at least remained stable in 1994: professional services totalled $381,000 in 1994 versus $464,000 in 1993 and a 1992 total of $314,000; FDIC assessments, which fell to $339,000 in 1994 after rising to $354,000 in 1993 from $289,000 in 1992; and other expenses, which rose to $936,000 for 1994 after a total of $714,000 in 1993 and a 1992 total of $647,000.

       Taxes and Effects of Accounting Changes
       ---------------------------------------

The combined effects of the activity described above resulted in a Income Before Taxes and Effects of Accounting Change of $1,003,000 in 1994. By comparison, a Net Loss Before Taxes and Effects of Accounting Change of $4,674,000 was experienced in 1993, compared to Income Before Taxes and Effects of Accounting Change of $1,291,000 in 1992. Due to the carryforward of net operating losses incurred in prior years, a tax provision of but $2,000 was required in 1994.
The 1993 loss resulted in a income tax benefit of $417,000 for the year. At the end of 1993, the Company had a gross deferred tax asset, representing the accumulated effects of timing differences between the Company's accounting records and tax returns, of $1,360,000. Based on an analysis of the portion of this asset which, more likely than not, will be utilized in the immediate future, a valuation reserve for deferred income tax assets was established in the amount of $1,027,000; this amount was netted against the anticipated refund of previously paid income taxes in determining the income tax benefit for 1993. For previous years, by comparison, higher income and an absence of tax benefits led to increased provisions for income taxes, at $481,000 for 1992. In 1993, the Company realized a gain of $98,000 representing the cumulative effects of a required change in accounting principle; there were no corresponding items in 1994 or 1992. As a result, the Company generated Net Income of $1,001,000 in 1994, compared to a Net Loss of $4,159,000 in 1993, and Net Income of $810,000 in 1992.

       Regulatory Matters
       ------------------

Following an examination of the Bank in 1992, the FDIC and the Bank entered into a regulatory agreement under which the Bank agreed, among other things, to (a) reduce the level of its classified assets in accordance with an agreed-upon schedule, (b) maintain an adequate allowance for loan losses, (c) maintain a leverage capital ratio of at least 7%, (d) develop written policies in a number of areas, (e) obtain FDIC approval prior to the payment of cash dividends or the replacement of any director or executive officer of the Bank, and (f) furnish periodic progress reports to the FDIC. Primarily as a result of the findings of the FDIC examination, the Federal Reserve Bank and the Company entered into a Memorandum of Understanding (the "MOU") under which the Company agreed to many of the same conditions contained in the Order, and also agreed not to pay dividends or incur debt without the prior approval of the Federal Reserve Bank.

The FDIC performed two followup examinations during which it was noted that the Bank was in full compliance with most provisions of the Order, but that compliance with certain other provisions had not yet been fully achieved. In response, management and the Board undertook additional actions to address the remaining areas of noncompliance with the Order, and management believes that the Bank is now in full compliance with all provisions of the Order.

Failure to comply with the Order or the MOU or to meet required capital levels could subject the Company and the Bank to additional regulatory sanctions. Because of the success of the Bank and the Company in divesting itself of classified assets in an orderly fashion, returning to profitability, and otherwise complying with the Order and MOU, the regulatory agreements are not expected to have a significant adverse impact on financial results.

       Liquidity, Sources of Funds, and Capital Resources
       --------------------------------------------------

The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $44,411,000 and $30,500,000 (or 39.1% and 25.3% of total deposits) at December
31, 1994 and 1993, respectively. In addition, at December 31, 1994 approximately $23 million of the Bank's total loans represented government guaranteed loans which represent a significant source of liquidity due to the active secondary market which exists for these assets; the comparable figure at the end of 1993 was $25 million. Deposits associated with Transcorp Pension Services, a corporate customer of the Bank, represented approximately 63% of the Bank's total deposits as of December 31, 1994, and in recognition of this the Bank has maintained a large portion of its assets in liquid form from the inception of the Transcorp relationship. The ratio of net loans to deposits was 67.4% and 68.9% at the end of 1994 and 1993, respectively.

The Bank's management has attempted to match the rates and maturities of its interest-bearing assets and liabilities as part of its liquidity and asset and liability management policy. The objective of this policy is to moderate the fluctuations of net interest revenue which result from changes in the level of interest rates. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would have a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                       One month      Six months     One year                Non-interest
                               Floating   Less than  but less than  but less than  but less than  Five years   earning
Category                         Rate     one month    six months      one year     five years     or more   or bearing   Total
--------                       ---------  ---------  -------------  -------------  -------------  ---------- ------------ -----
Fed funds sold                    21,300          0             0             0              0           0          0     21,300
Time deposits with other banks         0      1,982         4,645             0              0           0          0      6,627
Investment securities                  0          0        11,782             0             25           0          0     11,807
  Subtotal                        21,300      1,982        16,427             0             25           0          0     39,734

Loans                             76,436          0            45           100              0           0          0     76,581
  Total earning assets            97,736      1,982        16,472           100             25           0          0    116,315

Cash and due from banks                0          0             0             0              0           0      4,677      4,677
Premises and equipment                 0          0             0             0              0           0        166        166
Other real estate owned                0          0             0             0              0           0      1,163      1,163
Other assets                           0          0             0             0              0           0      1,966      1,966
  Total non-earning assets             0          0             0             0              0           0      7,972      7,972

  Total assets                    97,736      1,982        16,472           100             25           0      7,972    124,287


Funds purchased                        0          0             0             0              0           0          0          0
Repurchase agreements                  0          0             0             0              0           0          0          0
  Subtotal                             0          0             0             0              0           0          0          0

Savings deposits                   5,147          0             0             0              0           0          0      5,147
Money market deposits             78,295          0             0             0              0           0          0     78,295
Time deposits                          0      6,734         3,744           931             38           0          0     11,447
  Total bearing liabilities       83,442      6,734         3,744           931             38           0          0     94,889

Demand deposits                        0          0             0             0              0           0     18,777     18,777
Other liabilities                      0          0             0             0              0           0        399        399
Equity capital                         0          0             0             0              0           0     10,222     10,222
  Total non-bearing liabilities        0          0             0             0              0           0     29,398     29,398

  Total liabilities               83,442      6,734         3,744           931             38           0     29,398    124,287

    GAP                           14,294     (4,752)       12,728          (831)           (13)          0    (21,426)         0

    Cumulative GAP                14,294      9,542        22,270        21,439         21,426      21,426          0          0


As the table indicates, the vast majority of the Company's assets are either floating rate or, if fixed rate, have extremely short maturities. Since the yields on these assets quickly adjust to reflect changes in the overall level of interest rates, there are no significant unrealized gains or losses with respect to the Company's assets, nor is there much likelihood of large realized or unrealized gains or losses developing in the future. For this reason, realized or unrealized gains or losses are not expected to have any significant impact on the Company's future operating results or liquidity.

Reflecting its return to profitability, the Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $10,222,000 and $9,226,000 as of December 31, 1994 and 1993, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                  12-31-94   12-31-93
                                  --------   --------
Leverage Ratio (Tier I Capital
to Assets:
 First Regional Bancorp              8.08%      7.01%
 Regulatory requirement              4.00%      4.00%

The "regulatory requirement" listed represents the level of capital required for Adequately Capitalized status. Under the terms of an agreement entered into with bank regulators, the Bank is required to meet a leverage capital ratio requirement (7.00%) in excess of the regulatory requirement listed. As the table indicates, the Bank is in full compliance with the regulatory agreement.

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                       12-31-94   12-31-93
                                       --------   --------
Tier I Capital to Assets:
     First Regional Bancorp              14.94%     11.28%
     Regulatory requirement               4.00%      4.00%

Tier I + Tier II Capital to Assets:
     First Regional Bancorp              16.20%     12.65%
     Regulatory requirement               8.00%      8.00%

The Company believes that it will continue to meet all applicable capital standards.

       Inflation
       ---------

The impact of inflation on the Company differs significantly from other industries, since virtually all of its assets and liabilities are monetary. During periods of inflation, companies with net monetary assets will always experience a reduction in purchasing power. Inflation continues to have an impact on salary, supply, and occupancy expenses, but the rate of inflation in general and its impact on these expenses in particular has remained moderate in recent years.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" below for financial statements filed as part of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

     The Company has not reported a disagreement with its existing or previous accountants on any matter of accounting principle or practice on financial statement disclosure.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of Registrant
--------------------------------------------------------

     The information pertaining to directors which is required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------------------------------------------------------------
           on Form 8-K
           -----------

List of Documents filed as a part of this report:

(a)  Financial Statements and Financial Statement Schedules

     See Index to Financial Statements which is part of this Form 10-K.

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K

     (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

     No Form 8-K reports were filed by the Company during the fourth quarter of 1994.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Regional Bancorp



                                    By /s/ Jack A. Sweeney
                                      --------------------------------------
                                      Jack A. Sweeney, Chairman of the Board
                                      and Chief Executive Officer

                                    Date:  March 23, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                        Date


/s/ Jack A. Sweeney        Director, Chairman           March 23, 1995
-----------------------    of the Board and Chief
Jack A. Sweeney            Executive Officer


/s/ Mark Rubin             Director, Vice Chairman      March 23, 1995
-----------------------    of the Board, and
Mark Rubin                 President


/s/ Alexander S. Lowy      Director                     March 23, 1995
-----------------------
Alexander S. Lowy


/s/ Frank R. Moothart      Director                     March 23, 1995
---------------------
Frank R. Moothart


/s/ Lawrence Sherman       Director                     March 23, 1995
---------------------
Lawrence J. Sherman


/s/ Steven J. Sweeney      Director                     March 23, 1994
---------------------
Steven J. Sweeney


/s/ Thomas McCullough      Director, Chief              March 23, 1995
---------------------      Financial Officer and
Thomas E. McCullough       Chief Accounting
                           Officer

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                        Page in Form 10-K
--------------------                                        -----------------

     First Regional Bancorp and Subsidiary:

          Report of Independent Accountants.........                47

          Consolidated Balance Sheets as of
          December 31, 1994 and 1993................                48

          Consolidated Statements of Income for
          the years ended December 31, 1994, 1993,
          and 1992..................................                49

          Consolidated Statements of Shareholders'
          Equity for the years ended December 31, 1994,
          1993, and 1992............................                51

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1994, 1993,
          and 1992..................................                52

          Notes to Consolidated Financial Statements                54

     First Regional Bancorp (Parent Company):

          Note 13 to Consolidated Financial
          Statements................................                65

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

DELOITTE &
TOUCHE LLP
      LOGO

--------------------------------------------------------------------------------
                    FIRST REGIONAL BANCORP AND
                    SUBSIDIARY


                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    DECEMBER 31, 1994 AND 1993 AND FOR
                    EACH OF THE THREE YEARS IN THE
                    PERIOD ENDED DECEMBER 31, 1994 AND
                    INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

Deloitte Touche
Tohmatsu
International

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investment securities in 1994. Furthermore, the Company had adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.

As discussed in Note 14 to the consolidated financial statements, the Company and First Regional Bank have entered into regulatory agreements which prescribed that certain actions be taken.

/s/ Deloitte & Touche LLP
    Los Angeles, California

February 2, 1995

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993
--------------------------------------------------------------------------------

ASSETS                                                                                    1994                 1993
  Cash and due from banks (Note 7)                                                $     4,677,000           $    3,501,000
  Federal funds sold                                                                   21,300,000               19,470,000
                                                                                  ---------------           --------------
          Cash and cash equivalents                                                    25,977,000               22,971,000

  Investment securities available for sale, at fair value (Note 2)                     11,807,000
  Investment securities held for investment, at cost (Note 2)                                                    1,021,000
  Interest-bearing deposits in financial institutions                                   6,627,000                6,508,000
  Loans, net (Note 3)                                                                  53,729,000               58,231,000
  Government guaranteed loans (Note 3)                                                 22,852,000               24,888,000
  Government guaranteed loans held for sale, at lower of
     cost or market, market value of $3,348,000 (Note 3)                                                         3,334,000
  Premises and equipment, net (Note 4)                                                    166,000                  133,000
  Other real estate owned, net (Note 5)                                                 1,163,000                9,785,000
  Accrued interest receivable and other assets (Note 6)                                 1,640,000                3,218,000
  Deferred income tax asset, net (Note 6)                                                 326,000                  323,000
                                                                                  ---------------           --------------
TOTAL                                                                             $   124,287,000           $  130,412,000
                                                                                  ===============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 9 and 12):
    Noninterest bearing                                                           $    18,777,000           $   16,174,000
    Interest bearing:
      Time deposits                                                                    11,447,000               16,684,000
      Money market deposits                                                            78,295,000               82,067,000
      Other                                                                             5,147,000                5,739,000
                                                                                  ---------------            -------------
          Total deposits                                                              113,666,000              120,664,000

  Accrued interest payable and other liabilities                                          399,000                  522,000
                                                                                  ---------------            -------------
          Total liabilities                                                           114,065,000              121,186,000
                                                                                  ---------------            -------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

SHAREHOLDERS' EQUITY (Notes 8 and 14):
  Common stock, no par value; authorized - 50,000,000 shares;
    outstanding -  2,399,000 shares                                                    11,332,000               11,332,000
  Accumulated deficit                                                                  (1,105,000)              (2,106,000)
  Net unrealized loss on securities available for sale, net of tax (Note 1)                (5,000)
                                                                                  ---------------           --------------
          Total shareholders' equity                                                   10,222,000                9,226,000
                                                                                  ---------------           --------------
TOTAL                                                                             $   124,287,000           $  130,412,000
                                                                                  ===============           ==============

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

                                                                  1994       1993         1992
INTEREST INCOME:
  Interest on loans                                           $7,662,000  $9,215,000  $11,385,000
  Interest on deposits in financial institutions                 315,000     135,000       56,000
  Interest on federal funds sold                                 670,000     341,000      293,000
  Interest on investment securities                              393,000     181,000      330,000
                                                              ----------  ----------  -----------
           Total interest income                               9,040,000   9,872,000   12,064,000
                                                              ----------  ----------  -----------

INTEREST EXPENSE:
  Interest on deposits (Notes 9 and 12)                        2,432,000   3,156,000    4,198,000
  Interest on other borrowings                                                20,000       47,000
                                                              ----------  ----------  -----------

           Total interest expense                              2,432,000   3,176,000    4,245,000
                                                              ----------  ----------  -----------

NET INTEREST INCOME                                            6,608,000   6,696,000    7,819,000

PROVISION FOR LOAN LOSSES (Note 3)                               250,000   3,925,000      635,000
                                                              ----------  ----------  -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    6,358,000   2,771,000    7,184,000
                                                              ----------  ----------  -----------

OTHER OPERATING INCOME (Note 10)                                 807,000     417,000      601,000
                                                              ----------  ----------  -----------

OTHER OPERATING EXPENSES:
  Salaries and related benefits (Note 7)                       1,876,000   1,974,000    2,070,000
  Occupancy expenses (Note 4)                                    366,000     482,000      686,000
  Real estate losses (Note 5)                                    515,000   2,099,000      974,000
  Other expenses (Note 11)                                     3,405,000   3,307,000    2,764,000
                                                              ----------  ----------  -----------

           Total operating expenses                            6,162,000   7,862,000    6,494,000
                                                              ----------  ----------  -----------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

                                                                      1994                  1993                  1992
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                              $   1,003,000          $  (4,674,000)        $  1,291,000

PROVISION FOR INCOME TAXES
  (BENEFIT) (Note 6)                                                     2,000               (417,000)             481,000
                                                                 -------------          -------------          -----------
INCOME (LOSS) AFTER INCOME TAXES
  AND BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                  1,001,000             (4,257,000)             810,000

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Notes 1 and 6)                                                         98,000
                                                                 -------------          -------------          -----------
NET INCOME (LOSS)                                                $   1,001,000          $  (4,159,000)         $   810,000
                                                                 =============          =============          ===========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE (Note 1):
  Income (loss) before cumulative effect of
    change in accounting principle                               $        0.42          $       (1.77)         $      0.37
  Cumulative effect of change in accounting
    principle                                                                                    0.04
                                                                 -------------          -------------          -----------
TOTAL                                                            $        0.42          $       (1.73)         $      0.37
                                                                 =============          =============          ===========


See notes to consolidated financial statements.

                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

                                                                                     Unrealized
                                                                                        Gain
                                                                                     (Loss) on
                                                                      Retained       Securities
                                         Shares                       Earnings       Available
                                       Outstanding       Amount       (Deficit)       for Sale         Total
BALANCE, JANUARY 1,
  1992                                 2,158,000       $10,790,000  $ 1,243,000                     $12,033,000

  Exercise of stock options              241,000           542,000                                      542,000

  Net income for year 1992                                              810,000                         810,000
                                       ---------       -----------  -----------                     -----------

BALANCE, DECEMBER 31,
  1992                                 2,399,000        11,332,000    2,053,000                      13,385,000

  Net loss for year 1993                                             (4,159,000)                     (4,159,000)
                                       ---------       -----------  -----------                     -----------

BALANCE, DECEMBER 31,
  1993                                 2,399,000        11,332,000   (2,106,000)                      9,226,000

  Unrealized loss on securities
    available for sale, net of tax                                                   $(5,000)            (5,000)

  Net income for year 1994                                            1,001,000                       1,001,000
                                       ---------       -----------  -----------      -------        -----------
BALANCE, DECEMBER 31,
  1994                                 2,399,000       $11,332,000  $(1,105,000)     $(5,000)       $10,222,000
                                       =========       ===========  ===========      =======        ===========

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

                                                                    1994         1993           1992
OPERATING ACTIVITIES:
  Net income (loss)                                             $1,001,000   $(4,159,000)   $   810,000
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Provision for losses on loans                                  250,000     3,925,000        635,000
    Provision for losses on real estate                            130,000     1,392,000        974,000
    Provision for depreciation                                      58,000       140,000        111,000
    Gain on sale of investment securities, net                                                   (6,000)
    Gain on sale of real estate                                                  (21,000)
    (Accretion) amortization of investment securities
      premiums and discounts, net                                 (257,000)       35,000         (2,000)
    Gain on sale of loans                                          (11,000)      (68,000)      (232,000)
    Amortization of loan premiums, net                             519,000       346,000        105,000
    Loss on disposal of fixed assets                                               6,000
    Decrease (increase) in interest receivable                      79,000       274,000       (157,000)
    Increase in interest payable                                                  80,000          8,000
    Net change in other liabilities and assets                    (141,000)      (35,000)       (37,000)
    Deferred income taxes (benefit)                                            1,007,000       (404,000)
    Change in current income taxes payable/receivable            1,513,000    (1,619,000)      (421,000)
                                                                ----------   -----------    -----------
          Net cash provided by operating activities              3,141,000     1,303,000      1,384,000
                                                                ----------   -----------    -----------

INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in other
    financial institutions                                        (119,000)   (3,555,000)
  Net decrease (increase) in loans                              11,918,000     5,884,000    (34,755,000)
  Proceeds from sale of loans                                    2,897,000    11,359,000     19,779,000
  Purchases of investment securities                           (23,537,000)  (44,325,000)   (49,189,000)
  Proceeds from maturities of investment securities             13,000,000    45,300,000     54,050,000
  Proceeds from sales of investment securities                                                  156,000
  Purchases of premises and equipment                              (91,000)      (11,000)       (37,000)
  Purchase of majority interest on other real estate
    owned                                                         (100,000)
  Net decrease in investment in real estate                        298,000                      489,000
  Proceeds from sale of other real estate owned                  2,593,000     4,312,000
                                                                ----------   -----------    -----------
          Net cash provided by (used in)
            investing activities                                 6,859,000    18,964,000     (9,507,000)
                                                                ----------   -----------    -----------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------


                                                                   1994           1993         1992
FINANCING ACTIVITIES:
  Net (decrease) increase in time deposits                     $(5,237,000)  $(16,013,000)  $ 5,316,000
  Net (decrease) increase in noninterest-bearing
    deposits and other interest-bearing deposits                (1,761,000)     7,605,000     1,326,000
  Increase (decrease) in short-term borrowed funds                   4,000       (923,000)     (593,000)
  Issuance of common stock                                                                      542,000
                                                               -----------   ------------   -----------
          Net cash (used in) provided by financing
            activities                                          (6,994,000)    (9,331,000)    6,591,000
                                                               -----------   ------------   -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               3,006,000     10,936,000    (1,532,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                             22,971,000     12,035,000    13,567,000
                                                               -----------   ------------   -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                  $25,977,000   $ 22,971,000   $12,035,000
                                                               ===========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF
  NONCASH TRANSACTIONS:
  Acquisition of other real estate owned through
    foreclosure                                                $ 1,289,000   $ 11,516,000   $ 2,561,000
  Net transfer of loans (from) to loans held for sale          $  (448,000)  $ 13,138,000   $ 1,487,000
  Loans to facilitate sale of other real estate owned          $ 6,990,000

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                                $ 2,431,000   $  3,096,000   $ 4,253,000
  Income taxes paid                                            $     1,600   $    340,000   $ 1,306,000

See notes to consolidated financial statements.

                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), conform with generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.

Investment Securities - On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." The effect of adoption was not material to the Company's financial position. In accordance with provisions of the new standard, the Company reclassified all of its investment securities as available for sale. Securities were previously classified as held for investment.

Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other than temporary) is reported as a separate component of shareholders' equity. Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific identification basis and reported in earnings. Investment securities classified as held for investment prior to adoption of SFAS No. 115 were reported at amortized cost.

Loans - Loans are carried at face amount less payments collected, unearned fees and allowances for loan losses. Interest on loans is accrued monthly on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

Premiums on purchases of government guaranteed loans are amortized on a level yield method over the estimated lives of the loans, considering prepayments.

Loans are classified as held for sale when a decision is made to sell them. Loans held for sale are carried at the lower of cost or market value. Unrealized losses, if any, are charged to current income.

The allowance for loan losses is maintained at a level considered adequate by management to provide for losses that might be reasonably anticipated. The allowance is increased by provisions charged to earnings and reduced by net charge-offs. Management's estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events. Such estimates are based on previous loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; the value of collateral and other relevant factors.

Other Real Estate Owned - Other real estate owned is carried at the lower of cost or fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition.

Premises and Equipment - Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Amortization is computed on the straight-line method over the estimated useful lives of the leasehold improvements or the term of the lease, whichever is shorter.

Income Taxes - In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A deferred tax asset is recorded to the extent that management believes it is more likely than not to be realized. A valuation allowance is recognized for the remaining portion of the deferred tax asset.

Earnings per Share - The earnings per common and common equivalent share information was computed based on 2,399,000 shares outstanding in 1994 and 1993, and 2,173,000 shares, including common stock equivalents of 2,500 shares, outstanding in 1992.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

New Accounting Pronouncements - In 1995, the Company will be required to comply with the provisions of several new accounting pronouncements: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

Concerning the requirements of SFAS No. 107, the fair values of certain financial instruments held by the Company, such as investment securities, are disclosed in the following notes to the consolidated financial statements. Fair values of other financial instruments, such as loans and interest-bearing deposits, may differ from carrying amounts recorded in the accompanying balance sheets but have not been determined by the Company and are not currently disclosed. Concerning the requirements of SFAS No. 119, the Company has no derivative financial instruments for which disclosures are required, except certain commitments to lend that are appropriately disclosed in Note 7 under requirements of other accounting standards. SFAS No. 114, as amended by SFAS No. 118, applies to the accounting by creditors for impairment of loans, including loans that are restructured in a troubled debt restructuring. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. SFAS No. 114 requires that impairment be measured based on the present value of the expected future cash flows of an impaired restructured loan, which are to be discounted at the loan's effective interest rate, or be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. The effective interest rate is the contractual interest rate adjusted for any deferred loan fees, premiums or discounts that existed at the time the loan was originated or acquired. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. The adoption of SFAS No. 114 is not expected to have a material effect on the Company's financial position.

Reclassifications - Certain amounts in the 1993 and 1992 financial statements have been reclassified to be comparable with the classification used in the 1994 financial statements.

2.   INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of December 31, 1994 are as follows:

                                               Gross      Gross      Estimated
                                Amortized    Unrealized Unrealized     Fair
                                   Cost        Gains      Losses       Value
U.S. Treasury securities        $11,790,000    $    -     $8,000    $11,782,000
Other securities                     25,000                              25,000
                                -----------    ------     ------    -----------
                                $11,815,000    $    -     $8,000    $11,807,000
                                ===========    ======     ======    ===========

The amortized cost and estimated fair values of securities held for investment as of December 31, 1993 were as follows:

                                               Gross      Gross      Estimated
                                Amortized    Unrealized Unrealized     Market
                                   Cost        Gains      Losses       Value
U.S. Treasury securities        $   996,000    $    -     $    -    $   996,000
Other securities                     25,000                              25,000
                                -----------    ------     ------    -----------
                                $ 1,021,000    $    -     $    -    $ 1,021,000
                                ===========    ======     ======    ===========

All debt securities held at December 31, 1994 mature within one year, except one $25,000 security maturing in 1998.

Securities carried at $1,400,000 and $600,000 were pledged as of December 31, 1994 and 1993, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

There were no sales of debt securities in the years ended December 31, 1994 and 1993. Proceeds from the sale of debt securities, gross realized gains and gross realized losses for the year ended December 31, 1992 were $156,000, $6,000 and $0, respectively.

3.  LOANS

The loan portfolio consisted of the following at December 31, 1994 and 1993:

                                                         1994          1993
Real estate loans                                    $44,842,000   $35,443,000
Commercial loans                                       5,797,000    12,467,000
Real estate construction loans                         4,354,000    11,207,000
Other loans                                              616,000     1,490,000
Equity lines                                                           390,000
                                                     -----------   -----------
                                                      55,609,000    60,997,000
Allowance for loan losses                             (1,390,000)   (2,250,000)
Deferred loan fees, net                                 (490,000)     (516,000)
                                                     -----------   -----------
Loans, net                                           $53,729,000   $58,231,000
                                                     ===========   ===========

Government guaranteed loans, including premiums
 on loans of $1,463,000 and $1,889,000 at
 December 31, 1994 and 1993, respectively            $22,852,000   $24,888,000
                                                     ===========   ===========
Loans held for sale -
 Government guaranteed loans                         $         -   $ 3,334,000
                                                     ===========   ===========

An analysis of the activity in the allowance for loan losses for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                              1994         1993        1992
Balance, beginning of year                $ 2,250,000  $ 2,439,000  $1,900,000
Provision for loan losses                     250,000    3,925,000     635,000
Loans charged off                          (1,303,000)  (4,153,000)   (214,000)
Recoveries on loans previously
 charged off                                  193,000       39,000     118,000
                                          -----------  -----------  ----------
Balance, end of year                      $ 1,390,000  $ 2,250,000  $2,439,000
                                          ===========  ===========  ==========

The Bank's lending is concentrated in real estate in Southern California, which has recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the allowance for loan losses as of December 31, 1994 is adequate to absorb losses inherent in the loan portfolio, rising interest rates and/or additional decline in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (the "FDIC") and the California State Banking Department upon subsequent examination of the Bank by such authorities.

Nonaccrual loans and yearly foregone interest totaled $1,389,000 and $255,000, respectively, at December 31, 1994 and $3,303,000 and $209,000, respectively, at December 31, 1993.

Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. Those loans are secured by real estate and are due in amortizing installments over periods of up to 40 years. The loans bear contractual interest at various rates above national prime lending rates and were generally purchased at premiums.

In the ordinary course of business, the Bank grants loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31, 1994 and 1993:

                                               1994           1993
Balance, beginning of year                   $208,000      $ 527,000
Loans granted or renewed                       70,000        308,000
Repayments                                    (40,000)      (627,000)
                                             --------      ---------
Balance, end of year                         $238,000      $ 208,000
                                             ========      =========

4.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 1994 and 1993:

                                              1994           1993
Furniture, fixtures and equipment         $ 1,429,000    $ 1,338,000
Leasehold improvements                        518,000        518,000
                                          -----------    -----------
                                            1,947,000      1,856,000
Accumulated depreciation and amorization   (1,781,000)    (1,723,000)
                                          -----------    -----------
Premises and equipment, net               $   166,000    $   133,000
                                          ===========    ===========

Rental expense for premises included in occupancy expenses for 1994, 1993 and 1992 was approximately $348,000, $392,000 and $622,000, respectively.

The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1994, excluding the effect of future cost-of-living increases provided for in the leases, deferred lease concessions, and net of sublease income:

                      Minimum Rental
                       Commitments
1995                    $  352,800
1996                       352,800
1997                       352,800
1998                       411,600
1999                       423,360
Thereafter               1,340,640
                        ----------
Total                   $3,234,000
                        ==========

At the end of 1994, the Bank had elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance will be made to the Bank over a 15-month period beginning February 1, 1995. Management intends to defer recognition of the amount and amortize it evenly over the lease term, which expires in February 2003.

5.   OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at December 31, 1994 and 1993:

                                                   1994            1993
Properties acquired through foreclosure         $  978,000      $ 9,440,000
Investment in real estate                          397,000          695,000
                                                ----------      -----------
                                                 1,375,000       10,135,000
Allowance for real estate losses                  (212,000)        (350,000)
                                                ----------      -----------
Other real estate owned, net                    $1,163,000      $ 9,785,000
                                                ==========      ===========

The investment in real estate was originated as an acquisition and development loan secured by land. The Bank has a limited partnership interest in the real estate venture.

Real estate losses of $515,000, $2,099,000 and $974,000 in the consolidated statements of operations for the years ended December 31, 1994, 1993 and 1992, respectively, consist of:

                                            1994        1993        1992
Direct write-downs and provisions for
 losses on real estate                    $130,000   $1,117,000   $974,000
Real estate expenses, net                  385,000      707,000
Charge-off of capitalized interest                      275,000
                                          --------   ----------   --------
Real estate losses                        $515,000   $2,099,000   $974,000
                                          ========   ==========   ========

6.   INCOME TAXES

In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the adoption of SFAS No. 109 reduced net loss by $98,000 and is reported separately in the statement of operations.

Income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992, net of valuation adjustments, consists of the following:

                                 1994        1993         1992
Current provision (benefit):
  Federal                                $(1,328,000)  $ 617,000
  State                         $2,000         2,000     268,000
                                ------   -----------   ---------
                                 2,000    (1,326,000)    885,000
                                ------   -----------   ---------

Deferred provision (benefit):
  Federal                                    751,000    (312,000)
  State                                      158,000     (92,000)
                                ------   -----------   ---------
                                             909,000    (404,000)
Total                           ------   -----------   ---------
                                $2,000   $  (417,000)  $ 481,000
                                ======   ===========   =========

Income tax assets (liabilities) consisted of the following at December 31, 1994 and 1993:

                                           1994         1993
Income taxes currently receivable
 (payable), included in other assets:
  Federal                              $    40,000   $ 1,500,000
  State                                     66,000       119,000
                                       -----------   -----------
                                           106,000     1,619,000
                                       -----------   -----------
Deferred income tax asset (liability):
  Federal                                  783,000       777,000
  State                                    739,000       573,000
  Valuation allowance                   (1,196,000)   (1,027,000)
                                       -----------   -----------
                                           326,000       323,000
                                       -----------   -----------
Total                                  $   432,000   $ 1,942,000
                                       ===========   ===========

The components of the net deferred income tax asset at December 31 are summarized as follows:

                                               1994          1993
Federal

Deferred tax liabilities:
  Prepaid expenses                         $   (26,000)  $   (32,000)
  Other                                       (646,000)     (196,000)
                                           -----------   -----------
Gross liabilities                             (672,000)     (228,000)
                                           -----------   -----------
Deferred tax assets:
  Loan and real estate loss allowances         328,000       680,000
  Deferred compensation                         71,000        55,000
  Depreciation                                  15,000        19,000
  Federal net operating loss carryforward      490,000       168,000
  State franchise tax                            1,000         1,000
  Tax credits                                  337,000
  Unrealized loss on securities                  3,000
  Other                                        210,000        82,000
                                           -----------   -----------
Gross assets                                 1,455,000     1,005,000
                                           -----------   -----------
Net deferred tax asset - federal               783,000       777,000
                                           -----------   -----------

State

Deferred tax liabilities:
  Prepaid expenses                              (9,000)      (10,000)
  Other                                         (3,000)       (1,000)
                                           -----------   -----------
Gross liabilities                              (12,000)      (11,000)
                                           -----------   -----------
Deferred tax assets:
  Loan and real estate loss allowances         595,000       247,000
  Deferred compensation                         24,000        19,000
  State net operating loss carryforward         61,000       288,000
  Depreciation                                   1,000         4,000
  Other                                         70,000        26,000
                                           -----------   -----------
Gross assets                                   751,000       584,000
                                           -----------   -----------
Net deferred tax asset - state                 739,000       573,000
                                           -----------   -----------
Net deferred tax asset before valuation
 allowance                                   1,522,000     1,350,000
Valuation allowance                         (1,196,000)   (1,027,000)
                                           -----------   -----------
Net deferred tax asset                     $   326,000   $   323,000
                                           ===========   ===========

The provision for income taxes (benefit) for the years ended December 31, 1994, 1993 and 1992 varied from the federal statutory tax rate for the following reasons:

                              1994                   1993                  1992
                       --------------------  ----------------------  ------------------
                         Amount      Rate       Amount       Rate     Amount      Rate
Tax expense (benefit)
 at statutory rate     $ 351,000     35.0 %  $(1,636,000)    35.0 %  $439,000    34.0 %

State franchise taxes
 net of federal
 income tax benefit        1,000      0.1         99,000     (2.1)    116,000     9.0

Valuation allowance      169,000     17.0      1,027,000    (22.0)

Dividend received
 deduction                                                            (57,000)   (4.4)

Tax credits resulting
 from loss carryback    (511,000)   (51.5)

Other, net                (8,000)    (0.4)        93,000     (2.0)    (17,000)   (1.3)
                       ---------    -----    -----------    -----    --------    ----
Total                  $   2,000      0.2 %  $  (417,000)     8.9 %  $481,000    37.3 %
                       =========    =====    ===========    =====    ========    ====

As of December 31, 1994, the Company has net operating loss carryforwards, for federal income tax purposes and state income tax purposes, of approximately $2,368,000 and $1,441,000, respectively, expiring in 2008 and 1998, respectively. Under current California tax law, only 50% of the net operating loss may be carried forward, while no carryback is allowed.

7.   COMMITMENTS AND CONTINGENCIES

As of December 31, 1994, the Bank had the following commitments and contingent liabilities:

Undisbursed loans            $3,825,000
Standby letters of credit       300,000
Lines of credit                 276,000

The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates.

The Bank sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Bank matches employee contributions. Currently, the Bank provides 25% matching on the first 3% of wages contributed by an employee, and 75% matching on the next 3% of wages contributed by an employee. Bank contributions are used to buy the Bank's common stock on the open market for allocation to the employees' accounts in the plan. The Bank contributed approximately $18,000, $16,000 and $17,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

As of December 31, 1994, the Bank had unused lines of credit with other depository institutions of $5,500,000.

Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and which are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $153,000 and $253,000 at December 31, 1994 and 1993, respectively.

In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

8.   SHAREHOLDERS' EQUITY

The Federal Reserve Bank and the Federal Deposit Insurance Corporation ("FDIC") require minimum capital adequacy ratios and minimum leverage for the Company and the Bank, respectively. Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios at December 31, 1994 (the Company's ratios are substantially the same):

                                                              Minimum     First
                                                            Regulatory  Regional
                                                            Requirement   Bank
Total capital to risk-weighted assets                          8.00%     16.20%
Tier 1 capital to risk-weighted assets                         4.00%     14.94%
Leverage - Tier 1 capital to average total assets (Note 14)    7.00%      8.08%

The Company has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in 2000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, are exercisable and expire as determined by the Board of Directors.

During 1994, the Board of Directors authorized cancellation of the outstanding options under the plan of 275,000 shares at an exercise price of $2.75 per share. These options were subsequently reissued at an exercise price of $2.00 per share, vesting over a five-year period, and expiring on January 1, 2000. In addition, additional options were granted during the year to officers and Board members for an aggregate of 40,000 shares.

At December 31, 1994 and 1993, the Company had options outstanding granted under the plan for 315,000 shares and 275,000 shares at exercise prices of $2.00 per share and $2.75 per share, respectively.

At December 31, 1994, the Company has no longer any options outstanding granted under a prior plan. The remaining outstanding option for 5,000 shares at $3.25 per share expired during the year. No additional options will be granted under the prior plan.

9.  INTEREST EXPENSE

A summary of interest expense on deposits for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                              1994         1993         1992
Money market savings/NOW account deposits  $2,000,000   $2,054,000   $2,569,000
Time deposits under $100,000                  149,000      637,000      556,000
Time deposits of $100,000 or more             256,000      437,000    1,043,000
Savings deposits                               27,000       28,000       30,000
                                           ----------   ----------   ----------
                                           $2,432,000   $3,156,000   $4,198,000
                                           ==========   ==========   ==========

The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1994 and 1993 was approximately $8,946,000 and $7,569,000, respectively.

10.  OTHER OPERATING INCOME

Included in other operating income for the years ended December 31, 1994, 1993 and 1992 are the following items:

                                               1994         1993         1992
Customer service fees                        $424,000     $345,000     $360,000
Gain on sale of loans                          11,000       68,000      232,000
Gain on sale of investment securities                                     6,000
Income from real estate owned                 365,000
Other                                           7,000        4,000        3,000
                                             --------     --------     --------
Total                                        $807,000     $417,000     $601,000
                                             ========     ========     ========

11.  OTHER OPERATING EXPENSES

Included in other operating expenses for the years ended December 31, 1994, 1993 and 1992 are the following items:

                                               1994        1993         1992
Custodial and other services provided
 for customers                             $1,172,000   $1,068,000   $  958,000
Professional services                         381,000      464,000      314,000
FDIC assessment                               339,000      354,000      289,000
Data processing fees                          281,000      248,000      243,000
Litigation                                                 150,000
General insurance                             126,000      104,000      108,000
Directors' fees                                87,000      103,000      108,000
Equipment expense                              83,000      102,000       97,000
Other                                         936,000      714,000      647,000
                                           ----------   ----------   ----------
Total                                      $3,405,000   $3,307,000   $2,764,000
                                           ==========   ==========   ==========

12.  RELATED PARTY TRANSACTIONS

Transcorp Pension Services, Inc. ("Transcorp"), a corporate customer of the Bank, is an administrator of self-directed Individual Retirement Account and Simplified Employee Pension retirement plans for which the Bank provides custodial and other services. Deposits of custodial clients of the plans Transcorp administers represent approximately 63% and 62% of the Bank's total deposits as of December 31, 1994 and 1993, respectively. The deposit and service relationships with Transcorp are governed by an agreement that requires, among other things, not less than one year's prior notice of intent by either party to terminate the relationships.

For the years ended December 31, 1994, 1993 and 1992, the Bank paid interest of $1,733,000, $1,727,000 and $2,036,000, respectively, on deposits of Transcorp custodial clients, and paid $1,105,000, $1,054,000 and $949,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

In 1992 the Bank entered into an agreement with a director under which the Bank receives management and consulting services for properties. Total payments in 1994 and 1993 to the director under the agreement were $71,000 and $38,000, respectively. In the opinion of the Bank, the terms of the agreement are no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

13.  FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

As of December 31, 1994 and 1993, the Company's investment in the Bank was recorded on the equity method at $10,034,000 and $9,139,000, respectively. The Company's cash balance was $54,000 and $73,000 as of December 31, 1994 and 1993, respectively. There were no other significant assets or liabilities recorded on the Company's balance sheets. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank.
There were no dividends paid by the Bank to the Company in 1994, 1993 or 1992.

Federal law restricts the Bank from extending credit to the Company since any such extensions of credit are subject to strict collateral requirements.

14.  REGULATORY MATTERS

The Bank's principal regulators are the FDIC and the California State Department of Banking, and the Company is regulated by the Federal Reserve Bank. At periodic intervals, these agencies examine the Bank and the Company as part of their legally prescribed oversight responsibilities.

Following an examination of the Bank in 1992, the FDIC and the Bank entered into a regulatory agreement (an Order to Cease and Desist - the "Order") in February 1993. Under the Order, the Bank agreed, among other things, to: (a) reduce the level of its classified assets in accordance with an agreed-upon schedule, (b) maintain an adequate allowance for loan losses, (c) maintain a leverage capital ratio of at least 7%, (d) develop written policies in a number of areas, (e) obtain FDIC approval prior to the payment of cash dividends or replacement of any director or executive officer of the Bank, and (f) furnish periodic progress reports to the FDIC. Primarily as a result of the findings of the FDIC examination, the Federal Reserve Bank and the Company entered into a Memorandum of Understanding (the "MOU") under which the Company agreed to many of the same conditions contained in the Order and also agreed not to pay dividends or incur debt without the prior approval of the Federal Reserve Bank.

The FDIC performed its most recent follow-up examination as of May 9, 1994, during which it was noted that the Bank had made substantial progress in complying with the provisions of the Order but that full compliance had yet to be achieved. The FDIC acknowledged that concerted efforts had been made by both management and the Board of Directors in improving the Bank's condition.

Management believes that the Bank is now substantially in compliance with all provisions of the Order, and actions are being taken by the Bank's management and the Board of Directors to ensure that the remaining areas of noncompliance are addressed. Failure to comply with the Order or the MOU or to meet required minimum capital levels could subject the Company and the Bank to additional regulatory sanctions.


                                  * * * * * *

                             INDEX TO EXHIBITS
                             -----------------

Exhibit No.
-----------

3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-14, File No. 2-75140 filed December 2, 1981 and incorporated herein). Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation by written consent of shareholders on November 24, 1987 and filed with the Secretary of State of the State of California on December 7, 1987 (filed as Exhibit 3.1 to the Company's Annual Statement on Form 10-K for the year ended December 31, 1987 and incorporated herein). Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation adopted at Annual Shareholders Meeting on May 19, 1988 and filed with the Secretary of State of the State of California (filed as Exhibit 3.1 to the Company's Annual Statement on Form 10-K for the year ended December 31, 1988 and incorporated herein).

3.2 Bylaws, as amended (filed as Exhibit 3(b) to the Company's Registration Statement on Form 10, File No. 0-10232 filed in March, 1982 and incorporated herein). Certificate of Assistant Secretary evidencing amendment adopted at Annual Shareholders Meeting on May 16, 1985 (filed as Exhibit 3.2 to the Company's Annual Statement on Form 10-K for the year ended December 31, 1985 and incorporated herein).

10.1      1982 Stock Option Plan and Agreement, as amended (filed as Exhibit
10.1 to Company's Annual Statement on Form 10-K for the year ended December 31, 1982 and incorporated herein).

10.2 1991 Stock Option Plan and Agreement (filed as Exhibit 10.4 to Company's Annual Statement on Form 10-K for the year ended December 31, 1991 and incorporated herein).

10.3 Lease for ground and eighth floor premises at 1801 Century Park East, Los Angeles, California (filed as Exhibit 10.3 to Company's Annual Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein).

11        Statement regarding computation of per share earnings (see Note 1 of the Notes to Consolidated Financial Statements at page 55 of this report on Form 10-K

22        Subsidiary of Registrant

27        Financial Data Schedule Article 9