Form 10-Q
period 1995-03-31
FIRST REGIONAL BANCORP
filed 1995-05-15
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended             March 31, 1995
              -------------------------------------------------------------

Commission File Number    0-10232
                       ----------------------------------------------------

                            FIRST REGIONAL BANCORP
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                        95-3582843
- ---------------------------------------------------------------------------
State or other jurisdiction of                   IRS Employer
incorporation or organization                Identification Number

1801 Century Park East, Los Angeles, California   90067
- ---------------------------------------------------------------------------
Address of principal executive offices      Zip Code

(310) 552-1776
- ---------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
- ---------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No _____
                                         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value          2,398,800
       --------------------------  -----------------------------
              Class                 Outstanding on May 12, 1995

                             FIRST REGIONAL BANCORP
                             ----------------------
                                     INDEX
                                     -----


                                                                  Page
                                                                  ----

Part I - Financial Information
     Item 1.    Financial Statements

                Consolidated Statements of Financial
                Condition                                          4

                Consolidated Statements of Income                  5

                Consolidated Statements of Cash Flows              6

                Notes to Consolidated Financial
                Statements                                         8

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     10

Part II - Other Information

     Item 1.    Legal Proceedings                                 15

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                  15

     Item 6.    Exhibits and Reports on Form 8-K                  15

Signatures                                                        16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

The financial statements called for under this item appear on the pages which immediately follow.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)

                                                  March 31     December 31,
                                                    1995          1994
                                               --------------  ------------
ASSETS                                                 (unaudited)
- --------

Cash and due from banks                           $  4,972    $  4,677
Time deposits with other financial
 institutions                                        6,528       6,627
Investment securities                               13,665      11,807
Funds sold                                           9,820      21,300

Loans, net of allowance for losses of
 $1,703,000 in 1995 and $1,390,000 in 1994          78,253      76,581

Premises and equipment, net of accumulated
 depreciation                                          153         166
Other real estate owned                              1,119       1,163
Accrued interest receivable and other assets         2,394       1,966
                                                  --------    --------

 Total Assets                                     $116,904    $124,287
                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:
Demand deposits                                   $ 14,338    $ 18,777
 Savings deposits                                    4,977       5,147
Money market deposits                               75,601      78,295
Time deposits                                       10,768      11,447
                                                  --------    --------

 Total deposits                                    105,684     113,666

Securities sold under agreement to repurchase            0           0
Accrued interest payable and other liabilities         478         399
                                                  --------    --------

 Total Liabilities                                 106,162     114,065

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1995 and 1994, respectively                        11,332      11,332
Retained earnings                                     (597)     (1,105)
Net unrealized gain (loss) on securities
 available for sale                                      7          (5)
                                                  --------    --------

 Total Shareholders' Equity                         10,742      10,222
                                                  --------    --------

 Total Liabilities and Shareholders' Equity       $116,904    $124,287
                                                  ========    ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     1995          1994
                                                                     ----          ----
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                                           $2,195      $1,789
Interest on time deposits with
 other financial institutions                                           102          64
Interest on investment securities                                       194          12
Interest on funds sold                                                  209         145
                                                                     ------      ------
Total revenue from earning assets                                     2,700       2,010

COST OF FUNDS:

Interest on deposits                                                    610         611
Interest on securities sold under
 agreements to repurchase                                                 0           0
Total cost of funds                                                  ------      ------
                                                                        610         611

Net revenue from earning assets
 before provision for loan losses                                     2,090       1,399

PROVISION FOR LOAN LOSSES                                               275          50
                                                                     ------      ------

Net revenue from earning assets                                       1,815       1,349

OPERATING INCOME

Net gains (losses) on sales of investment
 securities                                                               0           0
Other revenue                                                           125         400
                                                                     ------      ------
Total operating income                                                  125         400

OPERATING EXPENSES:

Salaries and related benefits                                           521         503
Occupancy expense                                                        83          91
Other expenses                                                          766         999
                                                                     ------      ------
Total operating expenses                                              1,370       1,593

Income before provision for income taxes                                570         156

PROVISION FOR INCOME TAXES                                               63          20
                                                                     ------      ------

NET INCOME                                                           $  507      $  136
                                                                     ======      ======

NET INCOME PER SHARE (Note 2)                                         $0.21       $0.06
                                                                     ======      ======

 The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1995       1994
                                                          ---------  -------

OPERATING ACTIVITIES

     Net Income                                            $   507    $  136

          Adjustments to reconcile net income to
           net cash provided by operating activities:

               Provision for loan losses                       275        50
               Provision for depreciation and
                amortization                                    14        14
               Amortization of investment security
                premiums                                         0         0
               Accretion of investment security
                discounts                                     (151)      (11)
               Decrease (increase) in interest
                receivable                                     (98)      331
               Increase (decrease) in interest payable          (7)      (16)
               Increase (decrease) in taxes payable             63        19
               Net increase (decrease) in other
                liabilities                                     23        17
                                                           -------    ------

               Net cash provided by
                operating activities                       $   626    $  540


INVESTING ACTIVITIES

     Increase in investments in time
      deposits with other financial
      institutions                                         $    99    $ (890)
     Increase in investment securities                      (1,694)     (966)
     Net decrease (increase) in loans                       (1,947)    9,954
     Decrease (increase) in premises and equipment              (1)       (6)
     Decrease (increase) in other real estate owned             44       (38)
     Net decrease (increase) in other assets                  (330)       22
                                                           -------    ------

          Net cash provided by
          investing activities                             $(3,829)   $8,076


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                   1995          1994
                                                   ----          ----

FINANCING ACTIVITIES

     Net increase (decrease) in demand
      deposits, savings accounts, and
      money market accounts                      $ (7,302)    $  (619)
     Net increase (decrease) in time deposits        (680)     (4,415)
     Increase (decrease) in securities sold
      under agreement to repurchase                     0           0
                                                 --------     -------

          Net cash provided by
           financing activities                  $ (7,982)    $(5,034)


Increase (decrease) in cash and cash
 equivalents                                     $(11,185)    $ 3,582

Cash and cash equivalents, beginning of
period                                             25,977      22,971
                                                 --------     -------

Cash and cash equivalents, end of period         $ 14,792     $26,553
                                                 ========     =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 1995
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1994 financial statements have been reclassified to be comparable with the classification used in the 1995 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations for the three month periods ended March 31, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1994 annual report.

NOTE 2 - Per share information is based on the number of common shares outstanding, which was 2,398,800 for 1995 and 1994. No adjustment has been made for outstanding stock options.

NOTE 3 - As of March 31, 1995 the Bank had a total of $334,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1995 the Company had identified loans having an aggregate average balance of $1,179,977 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1995 totalled $446,239 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of

          SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1995.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at March 31, 1995 by $7,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


SUMMARY
- -------

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

At March 31, 1995 total assets were $116,904,000 compared to $124,287,000 at December 31, 1994, an decrease of $7,383,000 or 6%. For the most part, this shrinkage was the result of a decrease in deposits of $7,982,000, or 7%, to $105,684,000 on March 31, 1995 from $113,666,000 at December 31, 1994; most of this reduction took place in demand deposits, although smaller decreases in the areas of savings deposits, money market deposits, and time deposits were also experienced. The Company did experience some modest growth in net loans, which rose by $1,672,000 or 2% to $78,253,000 at March 31 compared to a level of $76,581,000 at December 31, 1994. The shrinkage in deposits combined with the loan growth gave rise to a drop in liquid assets, principally funds sold.

The Company earned a profit of $507,000 in the three months ended March 31, 1994, compared to earnings of $136,000 for the first quarter of 1994. The increase in earnings primarily reflects growth in net interest revenue resulting from the historically large difference between the Company's yield on average assets and its cost of funds; lower levels of nonearning assets; a shift towards higher yielding asset categories; and lower expenses related to the collection or holding of nonperforming assets.

NET INTEREST INCOME
- -------------------

Total revenue from earning assets rose by $690,000 (34%) for the three months ended March 31, 1995 compared to the same period in 1994. This revenue increase came despite the lower level of earning assets which prevailed in 1995 compared to the prior year, due to the shift in asset composition toward high-yield assets (such as loans) and away from lower yielding assets (such as funds sold). In addition, while yields on earning assets have risen steadily over the past year, the cost of funds has been much more stable, with the result that net interest margins have grown substantially. Thus, in the first quarter of 1995 revenue from earning assets rose sharply, but interest expense remained essentially stable. The combined effect of these changes was net revenue from earning assets of $2,090,000 in the first quarter of 1995 compared to $1,399,000 for the first three months of 1994.

OPERATING INCOME
- ----------------

Other revenue fell to $125,000 in the first quarter of 1995 compared to $400,000 in the three months ended March 31, 1994. The decrease in this category of income was largely due to the 1994 receipt of rental income on parcels of other real estate owned which were acquired by foreclosure. Other income categories in this area were virtually unchanged from prior year levels. No gains on securities sales were realized in the first quarter of 1995 or 1994.

PROVISION FOR POSSIBLE LOSSES
- -----------------------------

The allowance for possible losses in intended to reflect known and inherent risks in a portfolio. The allowance for possible losses is increased by provisions for possible losses, and is decreased by net chargeoffs. Management continues to evaluate the portfolio in light of many factors, including loss experience and current economic conditions. Management believes the allowance for possible losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for possible losses was $1,703,000 and $1,390,000 (or 2.13% and 1.78% of gross outstanding loans) at March 31, 1995 and December 31, 1994 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $275,000 for the three month period ended March 31, 1995 compared to $50,000 for the first quarter of 1994. For the three months ended March 31, 1995, the Company generated net recoveries of previous loan chargeoffs of $38,000; by comparison, in the first quarter of 1994 the Company experienced net loan charge offs of $524,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1995 the Company had identified loans having an aggregate average balance of $1,179,977 which it concluded were impaired under SFAS No.
114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1995 totalled $446,239 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1995.

OPERATING EXPENSES
- ------------------

Operating expenses decreased in the first quarter of 1995 compared to the same period of 1994, although some categories of expense increased from the levels of previous periods. Operating expenses fell to a total of $1,370,000 for the three months ended March 31, 1995 from $1,593,000 for the same period in 1994.

Salary and related benefits increased slightly, rising from a total of $503,000 for the first quarter of 1994 to $521,000 for the same period in 1995, due to modest increases in staffing which were partially offset due to ongoing restraint in the hiring and compensation of personnel in the various departments. Reflecting the renegotiation of the Company's premises leases in mid-1993, occupancy expense fell again, to $83,000 in the first quarter of 1995 from $91,000 for the same period in 1994. Other operating expenses fell dramatically in 1995 compared to the prior year, falling to $766,000 for the first quarter of 1995 from $999,000 for the first three months of 1994. The major factors in this decrease were the absence of significant costs of holding and maintaining other real estate owned compared to the prior year, decreased collection and corporate legal fees, and lower premiums for deposit insurance.

The combined effects of the above-described factors resulted in income before taxes of $570,000 for the first quarter of 1995 compared to $156,000 for the three months ended March 31, 1994. The Company's provision for taxes for the first quarter rose to $63,000 in 1995 from just $20,000 in 1994. This brought Net Income for the first quarter of 1995 to $507,000 compared to $136,000 for the same period in 1994.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
- --------------------------------------------------

The Company's financial position remains liquid. Total liquid assets (cash and due from banks, time deposits with other financial institutions, investment securities, and funds sold) stood at 33.1% of total deposits at March 31, 1995. This level represents an decrease from the 39.1% liquidity level which existed on December 31, 1994. In addition, however, at March 31, 1995 over $25 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary market which exists for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 74.0% and 67.4% as of March 31, 1995 and December 31, 1994, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                         One month        Six months
                               Floating    Less than    but less than     but less than
Category                         Rate      one month     six months        one year
=======================================================================================
Fed funds sold                      9,820           0              0                0
Time deposits with other banks          0       1,884          4,347              297
Investment securities                   0           0         13,640                0
  Subtotal                          9,820       1,884         17,987              297

Loans                              78,068           0            185                0
  Total earning assets             87,888       1,884         18,172              297

Cash and due from banks                 0           0              0                0
Premises and equipment                  0           0              0                0
Other real estate owned                 0           0              0                0
Other assets                            0           0              0                0
  Total non-earning assets              0           0              0                0

  Total assets                     87,888       1,884         18,172              297

Funds purchased                         0           0              0                0
Repurchase agreements                   0           0              0                0
  Subtotal                              0           0              0                0

Savings deposits                    4,977           0              0                0
Money market deposits              75,601           0              0                0
Time deposits                           0       6,537          3,450              756
  Total bearing liabilities        80,578       6,537          3,450              756
Demand deposits                         0           0              0                0
Other liabilities                       0           0              0                0
Equity capital                          0           0              0                0
  Total non-bearing liabilities         0           0              0                0

  Total liabilities                80,578       6,537          3,450              756

    GAP                             7,310      (4,653)         14,722             (459)

    Cumulative GAP                  7,310       2,657         17,379           16,920

                                           One year                    Non-interest
                                         but less than    Five years     earning
                                          five years       or more      or bearing     Total
============================================================================================
Fed funds sold                                 0                0          0           9,820
Time deposits with other banks                 0                0          0           6,528
Investment securities                         25                0          0          13,665
  Subtotal                                    25                0          0          30,013

Loans                                          0                0          0         78,253
  Total earning assets                        25                0          0         108,266

Cash and due from banks                        0                0      4,972           4,972
Premises and equipment                         0                0        153             153
Other real estate owned                        0                0      1,119           1,119
Other assets                                   0                0      2,394           2,394
  Total non-earning assets                     0                0      8,638           8,638

  Total assets                                25                0      8,638         116,904

Funds purchased                                0                0          0               0
Repurchase agreements                          0                0          0               0
  Subtotal                                     0                0          0               0

Savings deposits                               0                0          0           4,977
Money market deposits                          0                0          0          75,601
Time deposits                                 25                0          0          10,768
  Total bearing liabilities                   25                0          0          91,346

Demand deposits                                0                0     14,338          14,338
Other liabilities                              0                0        478             478
Equity capital                                 0                0     10,742          10,742
  Total non-bearing liabilities                0                0     25,558          25,558

  Total liabilities                           25                0     25,558         116,904

    GAP                                        0                0    (16,920)              0

    Cumulative GAP                        16,920           16,920          0               0


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

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains were recorded on securities sales in the first quarter of 1995 or 1994. At March 31, 1995 the Bank's investment portfolio contained gross unrealized gains of $7,000 and and no gross unrealized losses; similarly, at March 31, 1994 the portfolio contained no gross unrealized gains and gross unrealized losses of $2,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized loss of $2,000 gave rise to a $2,000 reduction in the Company's shareholders' equity. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $10,742,000 and $10,222,000 as of March 31, 1995 and December 31, 1994,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    3-31-95        12-31-94
                                    -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement           4.00%           4.00%
     First Regional Bancorp           9.13%           8.08%

The "regulatory requirement" listed represents the level of capital required for Adequately Capitalized status. Under the terms of an agreement entered into with bank regulators, the Bank is required to meet a leverage capital ratio requirement (7.00%) in excess of the regulatory requirement listed. As the table indicates, the Bank is in full compliance with the regulatory agreement.

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                    3-31-95        12-31-94
                                    -------        --------
Tier I Capital to Assets:
     Regulatory requirement           4.00%           4.00%
     First Regional Bancorp          16.32%          14.94%

Tier I + Tier II Capital to Assets:
     Regulatory requirement           8.00%           8.00%
     First Regional Bancorp          17.59%          16.20%

The Company believes that it will continue to meet all applicable capital standards.

INFLATION
- ---------

The impact of inflation on the Company differs significantly from other industries, since virtually all of its assets and liabilities are monetary. During periods of rising inflation, companies with net monetary assets will always experience a reduction in purchasing power. Inflation continues to have an impact on salary, supply, and rent expenses, but the rate of inflation in general and its impact on these expenses in particular has remained moderate in recent years.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Litigation
- ----------

The Company is a party as plaintiff or defendant to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

No items were submitted to a vote of the Company's shareholders during the first quarter of 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

Exhibits
- --------

There are no exhibits to this report.

Reports on Form 8-K
- -------------------

No reports on Form 8-K were filed during the first quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: May 12, 1995            /s/ Jack A. Sweeney
                              ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: May 12, 1995            /s/ Thomas McCullough
                              ------------------------------------------
                              Thomas McCullough, Chief Financial Officer