Form 10-Q
period 1995-06-30
FIRST REGIONAL BANCORP
filed 1995-08-11
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended             June 30, 1995
             -------------------------------------------------------------------

Commission File Number    0-10232
                       ---------------------------------------------------------

                            FIRST REGIONAL BANCORP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                          95-3582843
- --------------------------------------------------------------------------------
State or other jurisdiction of                     IRS Employer
incorporation or organization                  Identification Number

1801 Century Park East, Los Angeles, California   90067
- --------------------------------------------------------------------------------
Address of principal executive offices         Zip Code

(310) 552-1776
- --------------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
- --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value          2,398,800
       --------------------------   ------------------------------
               Class                Outstanding on August 10, 1995

                            FIRST REGIONAL BANCORP
                            ----------------------
                                     INDEX
                                     -----


                                                            Page
                                                            ----

Part I - Financial Information

     Item 1.   Financial Statements

                     Consolidated Statements of Financial
                     Condition                               3

                     Consolidated Statements of Income       4

                     Consolidated Statements Cash Flow       6

                     Notes to Consolidated Financial
                     Statements                              8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                10

Part II - Other Information

     Item 1.   Legal Proceedings                            15

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             15

     Item 6.   Exhibits and Reports on Form 8-K             15

Signatures                                                  16

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (In Thousands)

                                                   June 30        December 31,
                                                    1995             1994
                                                ------------     -------------
ASSETS                                                   (unaudited)
- --------

Cash and due from banks                           $  3,984           $  4,677
Time deposits with other financial
 institutions                                        5,249              6,627
Investment securities                                6,926             11,807
Funds sold                                          34,500             21,300

Loans, net of allowance for losses of
 $1,797,000 in 1995 and $1,390,000 in 1994          77,350             76,581

Premises and equipment, net of accumulated
 depreciation                                          152                166
Other real estate owned                                696              1,163
Accrued interest receivable and other assets         2,215              1,966
                                                  --------           --------

 Total Assets                                     $131,072           $124,287
                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:

Demand deposits                                   $ 18,723           $ 18,777
Savings deposits                                     4,677              5,147
Money market deposits                               79,704             78,295
Time deposits                                       16,309             11,447
                                                  --------           --------

 Total deposits                                    119,413            113,666

Securities sold under agreement to repurchase            2                  0
Accrued interest payable and other liabilities         559                399
                                                  --------           --------

 Total Liabilities                                 119,974            114,065

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1995 and 1994, respectively                        11,332             11,332
Retained earnings                                     (254)            (1,105)
Net unrealized gain (loss) on securities
 available for sale                                     20                 (5)
                                                  --------           --------

 Total Shareholders' Equity                         11,098             10,222
                                                  --------           --------

 Total Liabilities and Shareholders' Equity       $131,072           $124,287
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
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------     -----------------
                                      1995          1994     1995         1994
                                      ----          ----     ----         ----

REVENUE FROM EARNING ASSETS:

Interest and fees on loans            $ 2,237    $ 1,762      $ 4,432  $ 3,551
Interest on time deposits with
 other financial institutions              93         83          195      147
Interest on investment securities         154        102          348      114
Interest on funds sold                    303        133          512      278
                                      -------    -------      -------  -------
 Total revenue from earning assets      2,787      2,080        5,487    4,090

COST OF FUNDS:

Interest on deposits                      660        606        1,270    1,217
Interest on securities sold under
 agreements to repurchase                   0          0            0        0
                                      -------    -------      -------  -------
 Total cost of funds                      660        606        1,270    1,217

Net revenue from earning assets
 before provision for loan losses       2,127      1,474        4,217    2,873

PROVISION FOR LOAN LOSSES                 100          0          375       50
                                      -------    -------      -------  -------

Net revenue from earning assets         2,027      1,474        3,842    2,823

Net gain (loss) on sales of
 securities                                11          0           11        0
Other revenue                             108        183          233      583

OPERATING EXPENSES:

Salaries and related benefits             565        484        1,086      987
Occupancy expense                          82         88          165      179
Equipment expense                          86         35          129       73
Promotion expense                          46         27           83       57
Professional service expense              181        165          323      348
Customer service expense                  297        290          585      635
Supply/communication expense               36         29           64       55
Other expenses                            467        540          695      917
                                      -------    -------      -------  -------

 Total operating expenses               1,760      1,658        3,130    3,251
                                      -------    -------      -------  -------

Income before provision for
 income taxes                             386         (1)         956      155

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                               ------------------     -----------------
                               1995          1994     1995         1994


PROVISION FOR INCOME TAXES          43        ( 3)        106        17
                               -------    --------    -------    ------

NET INCOME                     $   343    $     2     $   850   $   138
                               =======    =======     =======   =======

NET INCOME (LOSS) PER SHARE
 (Note 2)                      $  0.14    $  0.00     $  0.35   $  0.06
                               =======    =======     =======   =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     --------------------
                                                     1995            1994
                                                     ----            ----

OPERATING ACTIVITIES

     Net Income                                   $      850      $     138

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                         375             50
       Provision for depreciation and
            amortization                                  29             29
       Amortization of investment securities
            net discounts                               (249)            (2)
       Decrease (increase) in interest
            receivable                                   (59)           404
       Increase (decrease) in interest payable            19            (19)
       Increase (decrease) in taxes payable               26             17
       Net increase (decrease) in other
            liabilities                                  115            162
                                                  ----------      ---------

            Net cash provided (used) by
            operating activities                  $    1,106      $     779


INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities                            $    5,155      $ (10,924)
     Decrease (increase) in time deposits
            with other financial
            institutions                               1,378         (1,784)
     Decrease (increase) in loans                     (1,144)         5,164
     Purchases of premises and equipment                 (15)           (34)
     Net decrease (increase) in other real
            estate owned                                 467          5,709
     Net decrease (increase) in other assets            (189)          (204)
                                                  ----------      ---------

            Net cash provided by
            investing activities                  $    5,652      $  (2,073)


FINANCING ACTIVITIES

     Net decrease in demand deposits,
            savings accounts, and money
            market accounts                       $      885      $  (3,169)
     Net increase in time deposits                     4,862         (5,525)

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                        Six Months Ended
                                                             June 30,
                                                       --------------------
                                                       1995            1994
                                                       ----            ----

     Increase (decrease) in securities sold
            under agreement to repurchase                   2             0
                                                    ---------      --------

            Net cash provided by
            financing activities                   $    5,749      $ (8,694)


Increase (decrease) in cash and cash
equivalents                                        $   12,507      $ (9,988)

Cash and cash equivalents, beginning of
period                                                 25,977        22,971
                                                   ----------      --------

Cash and cash equivalents, end of period           $   38,484      $ 12,983
                                                   ==========      ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                           June 30, 1995 (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at June 30, 1995 and December 31, 1994 and the results of operations for the three and six month periods ended June 30, 1995 and 1994 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1994 annual report.

NOTE 2 - Per share information was based on the number of common shares outstanding, which was 2,398,800 in 1995 and 1994. No adjustment has been made for outstanding stock options.

NOTE 3 - As of June 30, 1995 the Bank had a total of $300,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended June 30, 1995 the Company had identified loans having an aggregate average balance of $939,337 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at

          June 30, 1995 totalled $371,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of June 30, 1995.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at June 30, 1995 by $20,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


SUMMARY
- -------

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

At June 30, 1995 total assets were $131,072,000 compared to $124,287,000 at December 31, 1994, an increase of $6,785,000 or 5%. This increase was due to growth in deposits of $5,747,000, or 5%, to $119,413,000 on June 30, 1995 from
$113,666,000 at December 31, 1994. This increase in deposits was concentrated in time deposits; other deposit categories, including demand deposits, savings deposits, and money market accounts, were essentially stable during this period. At the same time that deposits were growing, Net Loans also rose, but much more modestly, increasing by $769,000 or 1% to $77,350,000 compared to $76,581,000 at the end of 1994. Changes in the levels and the relationships in yield between time deposits with other financial institutions, investment securities, and funds sold resulted in lower levels of investment securities and time deposits; time deposits with other financial institutions fell from $6,627,000 at December 31, 1994 to $5,249,000 at June 30, 1995, while investment securities fell from a yearend 1994 level of $11,807,000 to $6,926,000 at June 30, 1995. The funds which were freed by these asset reductions flowed into funds sold, which increased from $21,300,000 at December 31, 1994 to $34,500,000 at June 30, 1995.
Most other categories of assets and liabilities experienced relatively minor changes in the period from December 31, 1994 to June 30, 1995.

The Company earned a profit of $343,000 in the second quarter of 1995 compared to $2,000 in the three months ended June 30, 1994. The results for the six months ended June 30, 1995 were profits of $850,000 compared to a profit of $138,000 for the corresponding period of 1994.

NET INTEREST INCOME
- -------------------

Net revenue from earning assets rose by $653,000 (44%) for the three months ended June 30, 1995 compared to the same period in 1994. The results for the six month period ending June 30, 1995 showed an increase of $1,344,000 (47%) compared to the corresponding period in 1994. With regard to earning assets and its associated interest revenue, total revenue increased due to higher levels of earning assets, general stability in interest rates, and a dramatic reduction in non-performing or non-earning assets. In the area of the cost of funds, however, expense levels were quite stable, as growth in total deposits was largely offset by slightly lower interest rates for these types of instruments despite stability in asset yields.

OTHER REVENUE
- -------------

Other revenue fell from $183,000 in the second quarter of 1994 to $108,000 for the three months ended June 30, 1995, a 41% decrease. For the first half of 1995 other revenue was $233,000 compared to $583,000 for the six months ended June 30, 1994, a decrease of $350,000 or 60%. The changes between 1995 and 1994 primarily reflect the 1994 receipt of rental income on an income property acquired via foreclosure during the period preceding its eventual sale. Most other categories of other revenue were largely unchanged between the two years. During the second quarter of 1995, total gains of $11,000 were realized on the sale of investment securities. No gains on securities sales were realized in the first six months of 1994, or in the first quarter of 1995.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

The allowance for possible loan losses is intended to reflect known and inherent risks in the loan portfolio. The allowance for possible loan losses is increased by provisions for possible loan losses, and is decreased by net loan chargeoffs. Management continues to evaluate the loan portfolio in light of many factors, including loan loss experience and current economic conditions. Management believes the allowance for possible loan losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for possible loan losses was $1,797,000 and $1,390,000 (or 2.27% and 1.78% of gross outstanding loans) at June 30, 1995 and December 31, 1994 respectively. Although the credit quality of the Company's loan portfolio has steadily improved, based on its ongoing analysis of the risks presented by its loan portfolio and the expectation of future loan growth the Company made provisions of $100,000 and $375,000, respectively, for the second quarter and the first six months of 1995. By comparison, reflecting the substantial loan loss provisions made in 1993, the Company's provisions for possible losses were zero and $50,000 for the three and six month periods ended June 30, 1994, respectively. In 1995, the Bank generated net loan recoveries of $14,000 and $52,000, respectively, for the three and six month periods ended June 30, 1995; by comparison, the Bank experienced net loan chargeoffs of $582,000 in the second quarter of 1994 and net chargeoffs of $1,056,000 for the first six months of 1994.

OPERATING EXPENSES
- ------------------

Overall, the Company experienced modest increases in operating expenses in 1995 compared to the prior year. As before, those increases were moderated by management's continuing efforts to control non-interest expenses. Operating expenses increased from a total of $1,658,000 for the three months ended June 30, 1994 to $1,760,000 for the same period in 1995. For the six months ended June 30, 1995, operating expenses totaled $3,130,000, a slight decline from $3,251,000 in the corresponding period in 1994.

Salary and related benefits increased from $484,000 for the three month period ended June 30, 1994 to $565,000 for the same period in 1995, and also rose for the six month periods ended June 30, to $1,086,000 in 1995 from $987,000 in 1994. The increases in salary expense reflect additions to staff required by the Company's program to resume business development activity and the addition of new business customers. Occupancy expense remained generally stable for the three and six month periods of 1994 and 1995, at the levels resulting from the 1993 renegotiation of the lease agreement covering the Bank's premises. While most of the remaining categories of expenses underwent reductions or only slight increases in 1995 compared to 1994, there were one important exceptions: other expenses fell substantially in 1995 compared to 1994, due to asset writedowns, carrying costs, and disposal expenses relating to nonperforming loans and foreclosed properties which were incurred in 1994. With the improved asset quality which prevailed in 1995 compared to 1994, no similar level of expense was incurred in the latter year.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
- --------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 42.4% of total deposits at June 30, 1995. This compares with a level of 39.1% which existed at December 31, 1994; this change reflects growth in the level of liquid asset components at the same time that more modest growth was taking place in the various deposit categories. In addition, at both June 30, 1995 and December 31, 1994, the Bank held approximately $23.4 million of loans fully guaranteed by the United States government; due to the presence of an active secondary market for such loans, these loans represent an important additional source of liquidity. The ratio of net loans (including government guaranteed loans) to deposits was 65.0% and 67.4% as of June 30, 1995 and December 31, 1994, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury U.S. Agency securities. As mentioned above, a total of $11,000 in gains on securities sales were realized in the second quarter of 1995; no gains were recorded on sales of securities in the first six months of 1994 or the first quarter of 1995. At June 30, 1995 the Bank's investment portfolio contained gross unrealized gains of $20,000 and no gross unrealized losses; at December 31, 1994 the portfolio contained no unrealized gains and unrealized losses of $1,000. As discussed more fully in
Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized gains of $20,000 gave rise to a corresponding $20,000 increase in the Company's shareholders' equity. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus there was no effect on the Company's income statement.

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

                                                        One month     Six months      One year                  Non-interest
                                 Floating  Less than  but less than  but less than  but less than   Five years    earning
Category                           Rate    one month   six months      one year      five years      or more     or bearing   Total
====================================================================================================================================
Fed funds sold                     34,500          0              0              0              0             0           0   34,500
Time deposits with other banks          0        792          4,358             99              0             0           0    5,249
Investment securities               1,939      2,000          2,962              0             25             0           0    6,926
                                    -----      -----          -----              -             --             -           -    -----
  Subtotal                         36,439      2,792          7,320             99             25             0           0   46,675

Loans                              76,940          0            100            310              0             0           0   77,350
                                   ------          -            ---            ---              -             -           -   ------
  Total earning assets            113,379      2,792          7,420            409             25             0           0  124,025

Cash and due from banks                 0          0              0              0              0             0       3,984    3,984
Premises and equipment                  0          0              0              0              0             0         152      152
Other real estate owned                 0          0              0              0              0             0         696      696
Other assets                            0          0              0              0              0             0       2,215    2,215
                                        -          -              -              -              -             -       -----    -----
  Total non-earning assets              0          0              0              0              0             0       7,047    7,047
                                        -          -              -              -              -             -       -----    -----
  Total assets                    113,379      2,792          7,420            409             25             0       7,047  131,072


Funds purchased                         2          0              0              0              0             0           0        2
Repurchase agreements                   0          0              0              0              0             0           0        0
                                        -          -              -              -              -             -           -        -
  Subtotal                              2          0              0              0              0             0           0        2

Savings deposits                    4,677          0              0              0              0             0           0    4,677
Money market deposits              79,704          0              0              0              0             0           0   79,704
Time deposits                           0      6,734          7,591          1,859            125             0           0   16,309
                                        -      -----          -----          -----            ---             -           -   ------
  Total bearing liabilities        84,383      6,734          7,591          1,859            125             0           0  100,692

Demand deposits                         0          0              0              0              0             0      18,723   18,723
Other liabilities                       0          0              0              0              0             0         559      559
Equity capital                          0          0              0              0              0             0      11,098   11,098
                                        -          -              -              -              -             -      ------   ------
  Total non-bearing liabilities         0          0              0              0              0             0      30,380   30,380
                                        -          -              -              -              -             -      ------   ------

  Total liabilities                84,383      6,734          7,591          1,859            125             0      30,380  131,072

    GAP                            28,996     (3,942)          (171)        (1,450)          (100)            0     (23,333)       0

    Cumulative GAP                 28,996     25,054         24,883         23,433         23,333        23,333           0        0


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

The Company continues to enjoy a strong capital position. Total capital was $11,098,000 and $10,222,000 as of June 30, 1995 and December 31, 1994,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                              06-30-95        12-31-94
                                              --------        --------
Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement                      3.00%           3.00%
     First Regional Bancorp                      8.41%           8.08%

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weights to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                              06-30-95        12-31-94
                                              --------        --------

Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                      4.00%           4.00%
     First Regional Bancorp                     15.83%          14.94%

                                              06-30-95        12-31-94
                                              --------        --------

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                      8.00%           8.00%
     First Regional Bancorp                     17.09%          16.20%

The "regulatory requirement" figures listed above represent the level of capital required for Adequately Capitalized status. The Company believes that it will continue to meet all applicable capital standards.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

Litigation
- ----------

The Company is a party as plaintiff or defendant to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or on the Bank beyond what has already been provided in the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

The 1995 annual meeting of shareholders was held on May 18, 1995. The following persons were nominated and elected to the Board of Directors to serve until the 1996 annual meeting of shareholders:

          Alexander S. Lowy
          Thomas E. McCullough
          Frank R. Moothart
          Mark Rubin
          Lawrence J. Sherman
          Jack A. Sweeney
          Steven J. Sweeney

There was no other action taken at the meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

Exhibits
- --------

There are no exhibits to this report.

Reports on Form 8-K
- -------------------

No reports on Form 8-K were filed during the second quarter of 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP

      August 10, 1995         /s/ Jack A. Sweeney
Date: -------------------     ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer

      August 10, 1995         /s/ Thomas McCullough
Date: -------------------     ------------------------------------------
                              Thomas McCullough, Chief Financial Officer