Form 10-Q
period 1995-09-30
FIRST REGIONAL BANCORP
filed 1995-11-02
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended             September 30, 1995
              ------------------------------------------------------------------

Commission File Number    0-10232
                       ---------------------------------------------------------

                          FIRST REGIONAL BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                         95-3582843
--------------------------------------------------------------------------------
State or other jurisdiction of                    IRS Employer
incorporation or organization                Identification Number

1801 Century Park East, Los Angeles, California   90067
--------------------------------------------------------------------------------
Address of principal executive offices         Zip Code

(310) 552-1776
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value          2,398,800
       --------------------------  -------------------------------
               Class                Outstanding on November 2, 1995

                            FIRST REGIONAL BANCORP
                            ----------------------
                                     INDEX
                                     -----

                                      Page
                                      ----


Part I - Financial Information
     Item 1.    Financial Statements

                     Consolidated Statements of Financial
                     Condition                                           3

                     Consolidated Statements of Income                   5

                     Consolidated Statements Cash Flow                   7

                     Notes to Consolidated Financial
                     Statements                                          9

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                           11

Part II - Other Information

     Item 1.    Legal Proceedings                                       16

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                        16

     Item 6.    Exhibits and Reports on Form 8-K                        16

Signatures                                                              17

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (In Thousands)

                                                  September 30  December 31,
                                                      1995          1994
                                                  ------------  ------------
ASSETS                                                    (unaudited)
------
Cash and due from banks                             $  3,875      $  4,677
Time deposits with other financial
 institutions                                          9,011         6,627
Investment securities                                  8,169        11,807
Funds sold                                            35,510        21,300

Federally guaranteed loans                            25,225        22,852
Other loans, net of allowance for losses of
 $1,860,000 in 1995 and $1,390,000 in 1994            51,912        53,729
                                                    --------      --------

 Total loans                                          77,137        76,581

Premises and equipment, net of accumulated
 depreciation                                            209           166
Other real estate owned                                  576         1,163
Accrued interest receivable and other assets           2,025         1,966
                                                    --------      --------

 Total Assets                                       $136,512      $124,287
                                                    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                     $ 18,980      $ 18,777
 Savings deposits                                      3,733         5,147
Money market deposits                                 83,618        78,295
Time deposits                                         15,299        11,447
                                                    --------      --------

 Total deposits                                      121,630       113,666

Securities sold under agreement to repurchase          2,465             0
Accrued interest payable and other liabilities           781           399
                                                    --------      --------

 Total Liabilities                                   124,876       114,065

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1995 and 1994, respectively                          11,332        11,332
Retained earnings                                        285        (1,105)

                                                   September 30   December 31,
                                                       1995           1994
                                                   ------------   ------------
                                                           (unaudited)
Net unrealized gain (loss) on securities
 available for sale                                         19             (5)
                                                   -----------    ------------

 Total Shareholders' Equity                             11,636         10,222
                                                   -----------    -----------

 Total Liabilities and Shareholders' Equity           $136,512       $124,287
                                                    ==========    ===========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30
                                                   -------------------      -----------------
                                                   1995          1994       1995         1994
                                                   ----          ----       ----         ----
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                         $  1,802  $  2,094      $  6,234   $5,645
Interest on time deposits with
 other financial institutions                           109        78           304      225
Interest on investment securities                        93       134           441      248
Interest on funds sold                                  527       140         1,039      418
                                                     ------    ------        ------   ------
 Total revenue from earning assets                    2,531     2,446         8,018    6,536

COST OF FUNDS:

Interest on deposits                                    744       594         2,014    1,811
Interest on securities sold under
 agreements to repurchase                                 0         0             0        0
                                                     ------    ------        ------   ------
 Total cost of funds                                    744       594         2,014    1,811

Net revenue from earning assets
 before provision for loan losses                     1,787     1,852         6,004    4,725

PROVISION FOR LOAN LOSSES                               160        50           535      100
                                                     ------    ------        ------   ------

Net revenue from earning assets                       1,627     1,802         5,469    4,625

Net gain (loss) on sales of
 securities                                               0         0             0        0
Other revenue                                            99       108           343      691

OPERATING EXPENSES:

Salaries and related benefits                           558       473         1,644    1,460
Occupancy expense                                        91        97           256      276
Equipment expense                                        39        32           168      105
Promotion expense                                        38        45           121      102
Professional service expense                            170       160           493      508
Customer service expense                                308       294           893      929
Supply/communication expense                             33        21            97       76
Other expenses                                         (117)      484           578    1,401
                                                     ------    ------        ------   ------

 Total operating expenses                             1,120     1,606         4,250    4,857
                                                     ------    ------        ------   ------

Income before provision for
 income taxes                                           606       304         1,562      459

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September  30
                                  ------------------     ------------------
                                  1995          1994     1995          1994
                                  ----          ----     ----          ----
PROVISION FOR INCOME TAXES              67         35        173         52
                                  --------    -------    -------    -------

NET INCOME                        $    539    $   269    $ 1,389    $   407
                                  ========    =======    =======    =======


NET INCOME (LOSS) PER SHARE
 (Note 2)                         $   0.23    $  0.11    $  0.58    $  0.17
                                  ========    =======    =======    =======


The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                 (In Thousands)
                                  (Unaudited)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                          ---------------------
                                                                          1995             1994
                                                                          ----             ----
OPERATING ACTIVITIES

     Net income (loss)                                                   $   1,389       $    407

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                                               535            100
       Provision for depreciation and
            amortization                                                        41             43
       Amortization of investment securities
            net discounts                                                     (309)          (142)
       Decrease (increase) in interest
            receivable                                                         (52)           111
Increase (decrease) in interest payable                                         34            (14)
       Increase (decrease) in taxes payable                                     93             52
       Net increase (decrease) in other
            liabilities                                                        255            (51)
                                                                        ----------     -----------
            Net cash provided (used) by
            operating activities                                           $ 1,986       $    506
INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities                                                     $ 3,966       $(10,820)
     Decrease (increase) in time deposits
            with other financial
            institutions                                                    (2,384)           188
     Decrease (increase) in loans                                           (1,091)         7,590
     Purchases of premises and equipment                                       (84)           (84)
     Net decrease (increase) in other assets                                   586          8,355
                                                                        ----------     -----------
            Net cash provided by
            investing activities                                          $    993       $  5,229

FINANCING ACTIVITIES

     Net increase (decrease) in demand
            deposits, savings accounts,
            and money market accounts                                     $  4,112       $ (4,558)

     Net increase (decrease) in time deposits                                3,852         (5,201)

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                       Nine Months Ended
                                                         September 30,
                                                      --------------------
                                                      1995            1994
                                                      ----            ----
     Increase (decrease) in securities sold
            under agreement to repurchase              2,465             0
                                                   ---------      --------

            Net cash provided by
            financing activities                   $  10,429      $ (9,759)


Increase (decrease) in cash and cash
equivalents                                        $  13,408      $ (4,024)

Cash and cash equivalents, beginning of
period                                                25,977        22,971
                                                   ---------      --------

Cash and cash equivalents, end of period           $  39,385      $ 18,947
                                                   =========      ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1995
                                  (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at September 30, 1995 and December 31, 1994 and the results of operations for the three and nine month periods ended September 30, 1995 and 1994 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1994 annual report.

NOTE 2 - Per share information was based on the number of common shares outstanding. The number of shares outstanding was 2,398,800 in 1995 and 1994.

NOTE 3 - As of September 30, 1995 the Bank had a total of $360,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1995 the Company had identified loans having an aggregate average balance of $773,939 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1995 totalled $163,336 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1995.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at September 30, 1995 by $19,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


SUMMARY
-------

First Regional Bancorp (the "Company") did not conduct any significant business activities independent of First Regional Bank (the "Bank"). The following discussion and analysis relates primarily to the Bank.

At September 30, 1995 total assets were $136,512,000 compared to $124,287,000 at December 31, 1994, an increase of $12,225,000 or 10%. In 1995 the Company initiated an expanded program of marketing and business development activities, which resulted in growth in deposits of $7,964,000, or 7%, to $121,630,000 on September 30, 1995 from $113,666,000 at December 31, 1994. This increase in deposits occurred in most deposit categories, including demand deposits, money market accounts, and time deposits, with only savings deposits shrinking in comparison with the previous yearend level. At the same time that deposits were growing, Net Loans increased by $556,000 or 1% to $77,137,000 compared to $76,581,000 at the end of 1994. The modest growth in Net Loans reflected the difficulty in finding acceptable new loans in light of the low level of economic activity in the Bank's market area. The funds resulting from the growth in deposits and the much more modest increase in loans flowed into Funds Sold, which jumped from $21,300,000 at December 31, 1994 to $35,510,000 at September 30, 1995, and increase of $14,210,000 or 67%. Most other categories of assets and liabilities experienced relatively minor changes in the period from December 31, 1994 to September 30, 1995.

The Company's successful program to increase asset levels while controlling expenses led to higher revenues and lower expenses, and as a result, the Company generated net income of $539,000 in the third quarter of 1995, compared to a profit of $269,000 in the three months ended September 30, 1994. The results for the nine months ended September 30, 1995 were profits of $1,389,000 versus a $407,000 profit for the like period in 1994.

NET INTEREST INCOME
-------------------

Net revenue from earning assets fell by $175,000 (10%) for the three months ended September 30, 1995 compared to the same period in 1994. The apparent decline was due to the reclassification of approximately $235,000 in loan premium amortization from an expense account to a charge against the related loan income; if these charges are added back, the result is a modest increase in net interest income between the comparable periods. This result is consistent with the generally stable level of assets and interest rates which existed during the two periods. Despite the reclassification described, the net interest income for the nine month period ending September 30, 1995 showed a significant increase of $844,000 (18%) compared to the corresponding period in 1994. In this case, the higher levels of earning assets combined with stability in interest rates resulted in an increase in net revenue. For both the quarter and the first nine months of 1995, total revenue increased, reflecting higher levels of assets combined with the comparable levels of interest rates which prevailed between the two years. Not surprisingly, the stability in interest rates along with the growth in deposits led to increases in the cost of funds. For the three months ended September 30, 1995, Total Cost of Funds rose from the 1994 level of $594,000 to $744,000, an increase of $150,000 (25%) from the 1994 level, while for the first nine months of 1995 funding costs rose by $203,000 (11%) to $2,014,000 from the 1994 total of $1,811,000. The modest increases in deposit interest expense, combined with the general stability in interest revenues, gave rise to the small net revenue declines which occurred.

OTHER REVENUE
-------------

Other revenue was $99,000 for the three months ended September 30, 1995, for the most part unchanged from the $108,000 recorded in the third quarter of 1994.
For the nine months ended September 30, 1995, other revenue was $343,000 versus a corresponding 1994 total of $691,000. Much of the shortfall in the 1995 year to date totals versus those of the prior year reflects the 1994 receipt of rental income on an income property acquired via foreclosure during the period preceding its eventual sale. As this property was sold in mid-1994, there is no corresponding 1995 income. The remaining changes between 1994 and 1995 primarily reflect increases in service charge income on various deposit accounts.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The allowance for possible loan losses is intended to reflect known and inherent risks in the loan portfolio. The allowance for possible loan losses is increased by provisions for possible loan losses, and is decreased by net loan chargeoffs. Management continues to evaluate the loan portfolio in light of many factors, including loan loss experience and current economic conditions. While the economic recession has had and will continue to have a significant impact on the Bank and its customers, management believes the allowance for possible loan losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for possible loan losses was $1,860,000 and $1,390,000 (or 2.35% and 1.78% of gross outstanding loans) at September 30, 1995 and December 31, 1994 respectively. Although credit quality continues to improve based on the Company's ongoing analysis of the risks presented by its loan portfolio, in anticipation of future loan growth provisions for possible losses were $160,000 and $535,000 for the three and nine month periods ended September 30, 1995 respectively, compared to provisions of $50,000 and $100,000 for the three and nine month periods ended September 30, 1994. The Company experienced net loan chargeoffs of $50,000 in the third quarter of 1994 and net chargeoffs of $1,106,000 for the first nine months of 1994; by comparison, for 1995 the Company experienced net chargeoffs of $465,000 in the quarter ended September 30, which brought the net chargeoff total through the third quarter of the year to $434,000.

OPERATING EXPENSES
------------------

Management's ongoing programs to limit non-interest expenses led to declines in most categories of operating expenses in 1995 compared to the prior year. As mentioned earlier, however, the Company embarked on a growth program in 1995 which required additions to the calling officer force, and as a result salary and related benefits increased by $85,000 for the three month period ended September 30, 1995 compared with the same period in 1994, and for the same reason this category of expense also increased for the nine month period ended September 30, to $1,644,000 in 1995 from $1,460,000 in 1994. Occupancy expense remained essentially stable for the three month period ended September 30, 1995 versus the prior year, as there were no changes in the premises occupied by the Company or the lease agreements covering those premises. Most of the remaining categories of operating expenses either remained generally stable or declined slightly in 1995 versus 1994, both for the third quarter and for the full year to date. The only exception was in Other Expenses, which fell sharply in the third quarter of 1995 compared to 1994 due to the reclassification of loan premium amortizations described earlier. In addition, the success in reducing the amount of other real estate owned reduced the level of expenses associated with such properties as well as the amount of loss provisions required. For both the third quarter of 1995 and the first nine months of the year, the OREO loss provisions were $50,000. By comparison, these charges were $70,000 and $130,000 for the three and nine periods ended September 30, 1994 respectively.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 46.5% of total deposits at September 30, 1995. This compares with a level of 39.1% which existed at December 31, 1994; this change reflects the fact that, as deposits have risen during the course of 1995, most of the inflow of funds has taken place in the various liquid asset components. In addition, at September 30, 1995 and December 31, 1994 respectively, the Bank held approximately $25.2 million and $22.9 million of loans fully guaranteed by the United States government; due to the presence of an active secondary market for such loans, these loans represent an important additional source of liquidity. The ratio of net loans (including government guaranteed loans) to deposits was 63.4% and 67.3% as of September 30, 1995 and December 31, 1994, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or U.S. Agency securities. No gains or losses were recorded on sales of securities during the first nine months of 1995 or 1994. At September 30, 1995 the Bank's investment portfolio contained gross unrealized gains of $54,000 and gross unrealized losses of $35,000, for net unrealized gains of $19,000; at December 31, 1994 the portfolio contained no unrealized gains and unrealized losses of $5,000. As discussed more fully in
Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $19,000 increase in the Company's shareholders' equity as of September 30, 1995, and a $5,000 decrease in shareholders' equity as of December 31, 1994. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match the rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                          One month     Six months     One year                 Non-interest
                                 Floating  Less than    but less than  but less than but less than   Five years    earning
Category                           Rate    one month     six months      one year     five years      or more     or bearing   Total

====================================================================================================================================

Fed funds sold                     35,510          0              0              0              0             0           0   35,510
Time deposits with other banks          0      2,279          4,953          1,779              0             0           0    9,011
Investment securities               4,188          0          3,956              0             25             0           0    8,169
                                    -----          -          -----              -             --             -           -    -----
  Subtotal                         39,698      2,279          8,909          1,779             25             0           0   52,690

Loans                              76,727          0              0            410              0             0           0   77,137
                                   ------          -              -            ---              -             -           -   ------
  Total earning assets            116,425      2,279          8,909          2,189             25             0           0  129,827

Cash and due from banks                 0          0              0              0              0             0       3,875    3,875
Premises and equipment                  0          0              0              0              0             0         209      209
Other real estate owned                 0          0              0              0              0             0         576      576
Other assets                            0          0              0              0              0             0       2,025    2,025
                                        -          -              -              -              -             -       -----    -----
  Total non-earning assets              0          0              0              0              0             0       6,685    6,685
                                        -          -              -              -              -             -       -----    -----

  Total assets                    116,425      2,279          8,909          2,189             25             0       6,685  136,512


Funds purchased                         0          0              0              0              0             0           0        0
Repurchase agreements               2,465          0              0              0              0             0           0    2,465
                                    -----          -              -              -              -             -           -    -----
  Subtotal                          2,465          0              0              0              0             0           0    2,465

Savings deposits                    3,733          0              0              0              0             0           0    3,733
Money market deposits              83,618          0              0              0              0             0           0   83,618
Time deposits                           0      5,275          7,916          2,033             75             0           0   15,299
                                        -      -----          -----          -----             --             -           -   ------
  Total bearing liabilities        89,816      5,275          7,916          2,033             75             0           0  105,115

Demand deposits                         0          0              0              0              0             0      18,980   18,980
Other liabilities                       0          0              0              0              0             0         781      781
Equity capital                          0          0              0              0              0             0      11,636   11,636
                                        -          -              -              -              -             -      ------   ------
  Total non-bearing liabilities         0          0              0              0              0             0      31,397   31,397
                                        -          -              -              -              -             -      ------   ------

  Total liabilities                89,816      5,275          7,916          2,033             75             0      31,397  136,512

    GAP                            26,609     -2,996            993            156            -50             0     -24,712        0

    Cumulative GAP                 26,609     23,613         24,606         24,762         24,712        24,712           0        0


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

The Company continues to enjoy a strong capital position. Total capital was $11,636,000 and $10,222,000 as of September 30, 1995 and December 31, 1994,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                  09-30-95       12-31-94
                                  --------       --------

Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement           3.00%         3.00%
     First Regional Bancorp           8.47%         8.08%

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                             09-30-95        12-31-94
                                             --------        --------
Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                     4.00%           4.00%
     First Regional Bancorp                    16.05%          14.94%

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                     8.00%           8.00%
     First Regional Bancorp                    17.32%          16.20%

The "regulatory requirement" figures listed above represent the level of capital required for Adequately Capitalized status as established by federal regulators. The Company believes that it will continue to meet all applicable capital standards.

REGULATORY MATTERS
------------------

In February, 1993 the Company and the Bank each entered into agreements with their respective Federal regulators calling for the maintenance of capital strength, the improvement of asset quality, the development of various written policies and procedures, and the forwarding of periodic progress reports to the regulators. In the third quarter of 1995 the regulators each concluded that the terms of the agreements had been fully complied with, and accordingly the agreements were terminated by the regulators.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Litigation
----------

The Company is a party as plaintiff or defendant to a number of lawsuits which have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the third quarter of 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: November 2, 1995        /s/ Jack A. Sweeney
      ------------------      ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              Chief Executive Officer


      November 2, 1995        /s/ Thomas McCullough
      ------------------      ------------------------------------------
                              Thomas McCullough, Chief Financial Officer