Form 10-K
period 1995-12-31
FIRST REGIONAL BANCORP
filed 1996-04-01
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

            FORM 10-K Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -----------------------

For the fiscal year ended December 31, 1995  Commission File No. 0-10232

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

     Aggregate market value of Common Stock held by non-affiliates as of March 22, 1996: $5,981,500

     Number of shares of Common Stock outstanding at March 22, 1996:
2,398,800.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:
Portions of Proxy Statement for 1996 Annual Meeting of Share- PART III holders (to be filed within 120 days of fiscal year end)
Annual Report on Form 10-K for the Years Ended December 31,    PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the Commission  PART IV in March, 1982
Registration Statement on Form S-14 Filed with the Commission   PART IV
on December 2, 1981 (File Number 2-75140)

                                 FORM 10-K

                           TABLE OF CONTENTS AND
                           CROSS REFERENCE SHEET

                                                     Page
                                                      in    Incorporation
PART I                                               10-K   by Reference
                                                     ----   ------------


     Item 1.  Business...........................      4
     -------

     Item 2.  Properties.........................     30
     -------

     Item 3.  Legal Proceedings..................     30
     -------

     Item 4.  Submission of Matters to a Vote of
     -------
              Securities Holders.................     30

PART II

     Item 5.  Market for Registrant's Common Stock
     -------
              and Related Stockholder Matters....     31


     Item 6.  Selected Financial Data............     33
     ------

     Item 7.  Management's Discussion and Analysis
     ------
              of Financial Condition and Results of
              Operations.........................     34

     Item 8.  Financial Statements and Supplement-
     ------
              ary Data...........................     41


     Item 9.  Disagreements on Accounting and
     -------
              Financial Disclosure...............     41

PART III

     Item 10. Directors and Executive Officers of
     --------
              the Registrant.....................     42   1996 Proxy Statement

     Item 11. Executive Compensation.............     42   1996 Proxy Statement
     --------

     Item 12. Security Ownership of Certain
     --------
              Beneficial Owners and Management...     42   1996 Proxy Statement

     Item 13. Certain Relationships and Related
     --------
              Transactions.......................     42   1996 Proxy Statement

PART IV

     Item 14. Exhibits, Financial Statement
     --------
              Schedules, and Reports on Form 8-K.    43


SIGNATURES.......................................    44
INDEX TO FINANCIAL STATEMENTS....................    45
INDEX TO EXHIBITS................................    68

                                  PART I

Item 1.  Business
- -----------------

Business of First Regional Bancorp
- ----------------------------------

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

Business of First Regional Bank
- -------------------------------

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

     The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as a much smaller portfolio of commercial loans. The Bank also specializes in construction lending for moderate-size commercial and residential projects. For commercial and industrial borrowers, the Bank offers equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 22, 1996 the Bank had 38 equivalent full-time employees.

Competition
- -----------

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

Interstate Competition
- ----------------------

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

Supervision and Regulation
- --------------------------

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

     In November, 1992 the Company entered into an agreement with the Federal Reserve Bank which called for the Company to develop a plan to improve the financial condition of the Company and its subsidiary, First Regional Bank. The agreement also requires the Company to obtain Federal Reserve Bank approval prior to the payment of cash dividends or the addition or replacement of any director or executive officer of the Company. In addition, under the agreement the Company was to provide periodic progress reports to the Federal Reserve Bank. The Company complied fully with the agreement, and the agreement was terminated by the Federal Reserve in the third quarter of 1995.

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

     The Financial Accounting Standards Board ("FASB") promulgated a new statement for income tax accounting (SFAS 109). The statement was implemented by the Company for the year commencing January 1, 1993. The Company decided to implement the statement by recording the adjustment for prior years in the income statement for the year in which the statement was adopted. The cumulative effect of the implementation of SFAS 109 resulted in an increase in net income of $98,000. While adoption of the statement did not have a material effect on the Company's financial position, its effect on results of operations for subsequent years has not yet been determined.

     The FASB has also issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all contractual principal and interest amounts due under the terms of the loan agreement. Measurement of the impairment can be based on the expected future cash flows from the loan discounted at the loan's effective interest rate, or by reference to an observable market price (if one exists), or by the fair value of the collateral for a collateral-dependent loan. Additionally, the statement prescribes measuring the impairment of a restructured loan by discounting the total expected future cash flows at the effective interest rate under the original loan agreement. The impact of initially applying the statement is reported as a part of bad debt expense. The Company adopted this standard in 1995, but no material effect on the Company's financial position resulted.

     In addition, the FASB has issued SFAS 115, "Accounting for Investments in Debt and Equity Securities." This statement addresses the accounting and reporting of investments in equity securities that have readily determinable market value, and all investments in debt securities. Under this statement, investment securities are classified into three categories as follows:

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

     The Company adopted this standard in 1994. There was no material impact on the financial statements of the Company due to this adoption.

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

     In February 1993, the Bank entered into a regulatory agreement with the Federal Deposit Insurance Corporation (the "FDIC"). The agreement required the Bank to reduce the level of its classified assets in accordance with an agreed-upon schedule, to continue to maintain a strong capital position and an adequate reserve for loan losses, to develop written policies in a number of areas, and to furnish periodic progress reports to the FDIC. The agreement also required the Bank to obtain FDIC approval prior to the payment of cash dividends or the replacement of any director or executive officer of the Bank. The FDIC concluded that the Bank had fully complied with the agreement, and the agreement was terminated by the FDIC in the third quarter of 1995.

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

Product Development Research
- ----------------------------

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

Distribution of Assets, Liabilities and Shareholders' Equity
- ------------------------------------------------------------

     The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                           For Period Ended
                                             December 31,
                                           1995        1994
                                        ----------   ---------
                                        (Dollars in Thousands)

     Assets

          Cash and Due From Banks....      $ 3,094     $ 2,982

          Time Deposits with Other
          Financial Institutions.....        7,032       7,201

          Investment Securities......       10,120       8,844

          Funds Sold.................       25,655      16,709

          Net Loans..................       78,662      79,126

          Other Assets...............        3,128       8,975
                                           -------     -------
               Total..................    $127,691     $123,837
                                          ========     ========

     Liabilities & Shareholders' Equity

          Deposits:

               Demand (non-interest
               bearing)................   $ 17,359     $ 15,777
               Savings.................      1,167        1,202

               Money Market Accounts...     83,479       85,092

               Time....................     13,338       11,903
                                           -------      -------

                    Total Deposits.....    115,343      113,974

          Securities Sold Under
          Agreements to Repurchase.....        584           71

          Other Liabilities............        673          416
                                           -------      -------

               Total Liabilities.......    116,600      114,461
                                           -------      -------

          Shareholders' Equity.........     11,091        9,376
                                           -------      -------
               Total...................   $127,691     $123,837
                                          ========     ========

Interest Rates and Interest Differential
- ----------------------------------------

     The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

                       For Period Ended December 31,

                       1995                         1994
           --------------------------   --------------------------
                    Interest  Average            Interest  Average
           Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
           Balance   Expense   Rate %   Balance   Expense   Rate %
           -------  ---------  ------   -------  ---------  ------
                          (Dollars in Thousands)
Interest
Earning
Assets:

Loans(1)   $ 80,392  $ 8,427    10.5%  $ 80,661   $ 7,662     9.5%

Investment
Securities   10,120      591     5.8%     8,844       393     4.4%

Funds Sold   25,655    1,469     5.7%    16,709       670     4.0%

Time Dep-
osits With
Other Fin-
ancial In-
stitutions    7,032      433     6.2%     7,201       315     4.4%
           --------  -------           --------   -------

Total
Interest
Earning
Assets     $123,199  $10,920     8.9%  $113,415   $ 9,040     8.0%
           ========  =======           ========   =======


Interest
Bearing
Liabilities:

Savings
deposits   $  1,167   $   27     2.3%   $ 1,202   $    27     2.2%

Money
Market
Accounts     83,479    2,069     2.5%    85,092     2,002     2.4%

Time         13,338      636     4.8%    11,903       405     3.4%


                       1995                         1994
           --------------------------   --------------------------
                    Interest  Average            Interest  Average
           Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
           Balance   Expense   Rate %   Balance   Expense   Rate %
           -------  ---------  ------   -------  ---------  ------
                          (Dollars in Thousands)

Securities
sold under
agreements
to repur-
chase     $    584  $    32      5.5%  $     71   $    (2)    2.8%
          --------  -------            --------   --------

Total
interest
bearing
liabili-
ties      $ 98,568  $ 2,764      2.8%  $ 98,268   $ 2,432     2.5%
          ========  =======            ========   =======

__________

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $1,730,000 in 1995 and 1,535,000 in 1994.

(2)  Includes loan fees of $363,000 in 1995 and $415,000 in 1994.

     The following table shows the net interest earnings and the net yield on average interest earning assets:

                                  1995        1994
                               ----------   ---------
                               (Dollars in Thousands)

Total interest income (1)...      $10,920      $9,040

Total interest expense...................        2,764       2,432
                                              --------  --------

Net interest earnings....................      $ 8,156  $  6,608
                                              ========  ========
Average interest earning assets..........     $123,199  $113,415

Net yield on average interest earning
assets...................................         6.6%      5.8%

__________

(1)  Includes loan fees of $363,000 in 1995 and $415,000 in 1994.

     The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                Increase (Decrease)           Increase (Decrease)
                   1995 over 1994                1994 over 1993
             --------------------------     -------------------------
             Volume     Rate       Net      Volume     Rate      Net
                           (Dollars in Thousands)

Interest Income(1)
- ------------------

Loans (2)    $   (25)  $   790   $   765    $(3,279)  $ 1,726   $(1,553)

Investment
securities        62       136       198         72       140       212

Funds sold       444       355       799        154       175       329

Interest on time
deposits with
other financial
institu-
tions             (7)      125       118        161        19       180
             -------- --------   -------     ------   -------    ------

Total
Interest
Earning
Assets       $   474  $  1,406  $  1,880    $(2,892)  $ 2,060   $  (832)
             =======  ========  ========    ========  =======   ========


Interest Expense (1)
- --------------------

Savings      $     0  $      0  $      0    $     0   $    (1)  $    (1)

Money market     (37)      104        67         61      (113)       61

Time              53       178       231       (632)      (37)     (669)

Securities
sold under
agreements to
repurchase        57       (23)       34        (20)       (2)      (22)
             -------   --------  -------     -------  --------   -------

Total interest
bearing liab-
ilities      $    73   $   259   $   332     $ (591)  $  (153)  $  (744)
             =======   =======   =======     =======  ========  ========

__________

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $363,000 in 1995 and $415,000 in 1994.

Investment Securities
- ---------------------

     The following table shows book value of the investment securities portfolio at December 31, 1995 and 1994:

                                                December 31,

                                               1995      1994
                                               ----      ----
                                           (Dollars in Thousands)

U.S. Treasury Securities................... $     0   $11,782

Obligations of U.S. Government
Agencies and Corporations..................  13,857         0

Other Securities...........................      25        25
                                            -------   -------

     Total................................. $13,882   $11,807
                                            =======   =======


The maturity schedule and weighted average yields of investment securities at December 31, 1995 is as follows:

                                                 Average
                                       Amount     Yield
                                       -------   --------
                                     (Dollars in Thousands)

U.S. Agency Securities
- ----------------------

One year or less....................   $ 2,950      5.41%

Over one year through five years....     5,336      6.20%

Over five years through ten years...         0      0.00%

Over ten years......................     5,571      6.38%
                                       -------

 Category total                        $13,857      5.64%

Other Securities
- ----------------

Over one year through five years....        25      7.50%
                                       -------

 Category total                        $    25      7.50%

Total Investment Portfolio
- --------------------------

One year or less....................   $ 2,950      5.41%

Over one year through five years....     5,361      6.21%

Over five years through ten years...         0      0.00%

                                                 Average
                                       Amount     Yield
                                       -------   --------
                                     (Dollars in Thousands)
Over ten years.......................    5,571     6.38%
                                       -------

     Total                             $13,882     5.64%

Loan Portfolio
- --------------

     The loan portfolio consisted of the following at December 31, 1995 and 1994:

                                            1995        1994
                                          ---------   --------
(Dollars in Thousands)

Commercial loans.......................     $ 9,958    $ 5,797

Real estate construction loans.........       1,776      4,354

Government guaranteed loans............      27,660     22,852

Real estate loans......................      45,968     44,842

Bankers acceptances....................       2,000          0

Other loans............................         408        616
                                            -------    -------

 Total loans...........................    $ 87,770    $78,461

Less - Allowances for loan losses......       2,000      1,390

 - Deferred loan fees..................         443        490
                                            -------    -------
     Net loans............................. $ 85,327 $ 76,581
                                            ======== ========

Loan Maturities and Interest Rates
- ----------------------------------

     The following table shows the amounts of total loans outstanding as of December 31, 1995, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

     Aggregate maturities of loan balances
     which are due:

          In one year or less:

               Interest rates are floating or
               adjustable.......................  $16,133

               Interest rates are fixed or
               predetermined....................      231

          After one year but within five years:

               Interest rates are floating or
               adjustable.......................   39,333

               Interest rates are fixed or
               predetermined....................       40

          After five years but within ten years:

               Interest rates are floating or
               adjustable.......................   16,052

               Interest rates are fixed or
               predetermined....................        0

          After ten years or more:

               Interest rates are floating or
               adjustable.......................   15,981

               Interest rates are fixed or
               predetermined....................        0
                                                 --------

     Total...................................... $ 87,770
                                                 ========

Non-Performing Loans
- --------------------

     The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

     The following table shows the principal amount of nonperforming loans as of December 31, 1995 and 1994:

                                   December 31,

                                   1995     1994
                                  -----   ------
(Dollars in Thousands)

Non-accrual loans

 Commercial....................   $   0   $1,249

 Real estate loans.............     530      140

 Government guaranteed loans...       0        0

 Bankers acceptances...........       0        0

 Other loans...................       0        0
                                  -----   ------

  Total........................   $ 530   $1,389
                                  =====   ======

     Accruing loans past due more than 90 days

 Commercial....................   $  273   $    0

 Real estate loans.............        0        0

 Government guaranteed loans...    2,113    1,473

 Bankers acceptances...........        0        0

 Other loans...................        0        0
                                  ------   ------

      Total....................   $2,386   $1,473
                                  ======   ======


     Except as may have been included in the above table, at December 31, 1995, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1995, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $250,000 in 1995 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
- -------------------------------

     The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1995 and 1994:

                                               1995      1994
                                               ----      ----
                                            (Dollars in Thousands)
Amount of loans outstanding at end of
period..................................... $ 87,327  $ 77,971
                                            ========  ========


Average amount of loans outstanding
before allowance for loan losses........... $ 80,392  $ 80,661
                                            ========  ========

Balance of allowance for loan losses at
beginning of period........................   $1,390    $2,250

Loans charged off:

     Commercial............................      169        28
     Real estate...........................       20     1,267
     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................       30         8
                                              ------    ------

          Total loans charged off..........      219     1,303

Recoveries of loans previously charged off:

     Commercial............................      151        40
     Real estate...........................        0       153
     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................        0         0
                                              ------    ------

          Total loan recoveries............      151       193
                                              ------    ------

Net loans charged off......................       68     1,110
                                              ------    ------

Provisions charged to operating expense....      678       250
                                              ------    ------

Balance of allowance for possible loan
losses at end of period....................  $ 2,000   $ 1,390
                                             =======   =======

     The ratio of net loans charged off to average loans outstanding was 0.1% and 1.4% for the two years ended December 31, 1995 and 1994, respectively.

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

     For the purposes of this report, the allowance for possible loan losses has been allocated to the major categories of loans as set forth in the following table. The allocations are estimates based upon historical loss experience and management judgment. The allowance for possible loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in this allocation is an unallocated portion, and, as previously stated, the total allowance is applicable to the entire portfolio.

                                       1995                   1994
                                     --------               ---------
                         Allowance   Ratio of  Allowance    Ratio of
                         for         loans to  for          loans to
                         possible    total      possible    total
                         loan losses loans     loan losses  loans
                         ----------- --------  -----------  --------
Commercial loans......      $  331        11%      $  615          7%
Real estate loans.....         564        54%         669         63%
Gov't guaranteed......           0        32%           0         29%
Bankers acceptances              0         0%           0          0%
Other loans...........           8         3%           8          1%
Unallocated...........       1,097         0%          98          0%
                            ------      ----       ------       ----

     Total............      $2,000       100%      $1,390        100%
                            ======      ====       ======       ====

Deposits
- --------

     The average amounts of deposits for the periods indicated are summarized below.

                                                  1995        1994
                                               ----------   ---------
                                               (Dollars in Thousands)

     Demand Deposits........................      $17,359     $15,777

     Savings deposits, money market and
     time certificates of deposit of less
     than $100,000..........................       88,744      89,251

     Time certificates of deposit of
     $100,000 or more.......................        9,240       8,946
                                                  -------     -------
             Total..........................     $115,343    $113,974
                                                 ========    ========

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1995 is as follows:

                                              December 31, 1995
                                              -----------------
                                            (Dollars in Thousands)

     3 months or less..........................   $ 6,177

     Over 3 through 6 months...................     1,870

     Over 6 through 12 months..................       969

     Over 12 months............................         0
                                                  -------

          Total................................   $ 9,016
                                                  =======

Selected Financial Ratios
- -------------------------

     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

                                 1995    1994
                                 -----   -----

     Return on assets.........    1.6%    0.8%

     Return on equity.........   18.3%   10.7%

     Dividend payment ratio...    0.0%    0.0%

     Equity to assets ratio...    8.7%    7.6%

Item 2.  Properties
- -------------------

     The Bank's offices are located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003. The Bank has an option to extend the term of the lease for an additional five years. The total monthly rental for the premises is $29,400 for the period from March, 1993 through February, 1998, and $35,280 for the period from March, 1998 through February, 2003, subject to annual adjustments for increases in property taxes and other operating costs. At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance is being made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of this amount and amortizing it evenly over the lease term.

Item 3.  Legal Proceedings
- --------------------------

Litigation
- ----------

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

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     During the fourth quarter of 1995, no matters were submitted to a vote of the Company's shareholders.

                                  PART II
                                  -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
- -----------------------------------------------------------------------------

Securities Activity
- -------------------

     The common stock of First Regional Bancorp is traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation system (NASDAQ) under the trading symbol FRGB. The following table summarizes the "bid" and "ask" quotations reported by NASDAQ of First Regional Bancorp's common stock:



                                     1995        1994
                                 -------------   ----

                      Bid        Ask                    Bid           Ask
                      ---        ---                    ---           ---

1st Quarter       2    - 3 1/4   2 5/8 - 3 7/8      1       - 1 3/4       1 1/2 - 2

2nd Quarter       3    - 3 1/2   3 1/2 - 4 1/8              3/4 - 1   1 1/2 - 1 3/4

3rd Quarter      3 1/4 - 3 5/8       3 1/2 - 4          3/4 - 1 1/4   1 1/2 - 1 7/8

4th Quarter       3         - 4 1/4  3 3/4 - 5         1 1/4 - 2 1/4  1 7/8 - 2 3/4

Dividends
- ---------

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

     Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank did not pay dividends in 1995, 1994, or 1993.

Restrictions on Transfer of Funds to the Company by the Bank
- ------------------------------------------------------------

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

     In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Based on the foregoing requirements, as of December 31, 1995 the Bank is restricted from paying any dividends. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the Superintendent of Banks, without regard to retained earnings or net income for its last three fiscal years. If the Superintendent of Banks finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Superintendent may order the bank not to pay any dividend to its shareholders.

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

Item 6.  Selected Financial Data
- --------------------------------

     The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                               1995      1994      1993      1992      1991
                               ----      ----      ----      ----      ----

Total assets               $137,810  $124,287  $130,412  $143,822 $136,858

Net loans                    85,327    76,581    83,119   117,298  107,757

Investment securities        22,003    18,434     7,529     4,984    9,994

Funds sold                   20,690    21,300    19,470     7,000    6,100

Total deposits              124,724   113,666   120,664   129,072  122,430

Shareholders' equity         12,259    10,222     9,226    13,385   12,033

Book value per share and   $   4.90  $   4.26  $   3.85  $   6.16 $   5.42
 share equivalent

     The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                                  1995     1994     1993     1992  1991
                                  ----     ----     ----     ----  ----

                                (Dollars in Thousands except for per share)

Interest income                $10,920  $ 9,040  $ 9,872  $12,064  $12,249
Interest expense                 2,764    2,432    3,176    4,245    5,611
                               -------  -------  -------  -------  -------

Net interest income              8,156    6,608    6,696    7,819    6,638
Provision for loan losses          678      250    3,925    1,359      303
                               -------  -------  -------  -------  -------

Net interest income after
provision for loan losses        7,478    6,358    2,771    6,460    6,335
Other income                       447      807      417      601      404
Other expense                    5,644    6,162    7,862    5,770    5,701
                               -------  -------  -------  -------  -------

                                  1995     1994     1993     1992     1991
                                  ----     ----     ----     ----     ----
                                (Dollars in Thousands except for per share)

Income (loss) before taxes and
effects of accounting change     2,281    1,003   (4,674)   1,291    1,038
Provision (credit) for income
taxes                              254        2     (417)     481      330
                               -------  -------  -------- -------  -------
Income (loss) before effects of
accounting change                2,027    1,001   (4,257)     810      708
Effects of accounting change         0        0       98        0        0
                               -------  -------  -------  -------  -------

Net income (loss)              $ 2,027  $ 1,001  $(4,159) $   810  $   708

Net income (loss) per share    $  0.81  $  0.42  $ (1.73) $  0.37  $  0.32

Cash dividends declared per
share                         $   0.00  $  0.00  $  0.00  $  0.00  $  0.00

     The number of shares and share equivalents was 2,502,000 in 1995, 2,398,800 for 1994 and 1993, 2,173,000 for 1992, and 2,223,000 for 1991.

     The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

       Summary
       -------

First Regional Bancorp (the Company) has not conducted any significant business activities independent of First Regional Bank (the Bank) since the reorganization of the Bank on March 8, 1982. Therefore, the following discussion and analysis relates primarily to the Bank.

The Company's results in 1995 represent a continued improvement over 1994's results and the loss incurred in 1993. During 1995, the Company initiated a program of prudent, managed growth, which resulted in higher levels of earning assets and interest revenue. The improved profitability was also in part a reflection of the benefits of the successful sale or collection of nonperforming loans, other real estate owned, and other nonearning assets in prior periods, which gave rise to an increase in revenue due to the investment of the collected funds for the full year, and also eliminated the need for large loan loss provisions or real estate writedowns. In addition, higher levels of interest rates on assets coupled with generally stable deposit costs resulted in further growth in net interest income. In 1994, by way of comparison, profitability was favorably impacted by the sale or collection of nonearning assets, but the benefits were smaller in 1994 because the process was ongoing during the year. Unlike 1995, in 1994 some shrinkage in overall asset levels took place, although higher levels of interest rates on assets coupled with stable deposit costs resulted in stable net interest income despite the shrinkage. By comparison, the 1993 loss was largely the result of loan losses which gave rise to sharply increased provisions to the reserve for loan losses, as well as large writedowns of other real estate owned and a direct investment in real estate. In addition, shrinkage in loans and other earning assets that year combined with lower levels of interest rates resulted in reduced net interest income.

Average assets for 1995 were $127,691,000, compared to $123,837,000 in 1994, and $143,919,000 in 1993. The Company's asset growth in 1995 was funded by a modest increase in deposits, as well as by the retention of the Company's substantial 1995 earnings. The lower 1994 asset levels were principally due to a reduction in time deposits from the prior year, while the changes in the 1993 asset level reflected a reduction total time deposits which was partially offset by growth in money market deposits. In both 1994 and 1993, the lower levels of time deposits were due to the Company's decision to deemphasize this deposit source due to its relatively high cost. The Company generated net income of $2,027,000 in 1995 compared to a profit of $1,001,000 in 1994, and in contrast a net loss of $4,159,000 in 1993.

     Net Revenue From Earning Assets
     -------------------------------

Net revenue from earning assets is the excess of interest income earned on interest-earning assets over the interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. During 1995, the Company's growth effort resulted in a significant increase in interest earning assets. Due to the sluggish economy in the Company's Southern California market area, however, no loan growth was achieved, although the level of loans did remain stable. Since loans are generally the highest yielding category of earning assets, the absence of loan growth in 1995 meant that the Company's earning asset growth was concentrated in lower-yielding asset categories. In 1994, by comparison, total interest-earning assets dropped from the levels of the prior year. Further, there was a recession induced reduction in loan demand and consequently in gross loans, the highest yielding category of assets, with modest growth being limited to lower-yielding categories such as investment securities and funds sold. In 1993, interest-earning assets fell from the levels of the prior year, and in addition the composition of these assets shifted from higher yielding categories (such as Loans) to lower yielding components (such as Funds Sold). A partial cause of the 1993 reduction in interest-earning assets was an increase in non-performing assets, which is described more fully under "Provision for Loan Losses," below. The result was a lower level of interest revenue for that year. During 1995, the level of interest bearing liabilities was virtually unchanged overall, although there were modest shifts in liability composition. Because liability interest rates were essentially stable during the year, the result was only a slight increase in interest expense for 1995 compared to 1994. In 1994, however, total interest bearing liabilities fell, as a substantial reduction in time deposits was countered by a modest increase in money market accounts. Because overall interest rates paid on deposits fell at the same time that deposit levels were declining, a substantial reduction in interest expense was experienced in 1994. Interest-bearing liabilities also fell modestly in 1993, once again with a drop in Time Deposits being partially offset by growth in money market accounts. This liability reduction, coupled with the generally lower interest rates which prevailed in 1993, led to a drop in interest expense for the year.

        Other Operating Income
        ----------------------

Other operating income returned to normal levels in 1995, at $447,000 for the year compared to $807,000 for 1994 and $417,000 in 1993. The principal reason for the revenue growth in 1994 was the receipt of approximately $365,000 in rental income from a parcel of other real estate owned which was subsequently sold in June, 1994. Higher customer service fees were also a factor in the revenue increase, reflecting more vigorous assessment of existing service charge schedules. Other operating income fell in 1993, reversing the pattern of increasing levels of other operating income which had prevailed in recent years. The shrinkage in income for 1993 primarily was due to lower levels of gains on sales of loans. From time to time, the Company sold loans in the ordinary course of business, and gains on such sales totalled $68,000 in 1993. This source of income ceased to be significant in 1994, when gains of approximately $11,000 were recorded for the year, because the Company opted to retain loans whenever possible in order to enhance asset yields. There were no sales of loans, and thus no gains on sales, in 1995.

       Provision for Loan Losses
       -------------------------

The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California, and in particular its impact on real estate, has yet to give way to full recovery, its impact on the payment performance of the Bank's borrowers does not appear to be a significant factor. More important, in 1994 the Bank acted aggressively to collect or otherwise strengthen nonperforming loans, and to liquidate other real estate owned. The emphasis on maintaining high asset quality continued in 1995, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totalled just $1,195,000 at the end of 1995, compared to $4,025,000 at December 31, 1994, and $15,113,000 the end of 1993. Management believes the allowance for possible loan losses as of December 31, 1995 was adequate in relation to both existing and potential risks in the loan portfolio.

The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, during 1995 provisions of $678,000 were made to the allowance for loans losses, a total of $219,000 in loans were charged off, and $151,000 in previously charged off loans were recovered. In 1994, in contrast, and reflecting the perceived impact of the continued California recession on the Bank's borrowers, the Bank made loan loss provisions of $250,000, charged off a total of $1,303,000 in loans, and recovered $193,000 on loans which had been previously charged off. By comparison, the Bank made provisions of $3,925,000 to the loan loss reserve in 1993, while charging off loans totalling $4,153,000 and recovering $39,000 on loans previously charged off. The large loss provisions of 1993 were made at the suggestion of banking regulators; neither the Company nor its regulators had anticipated the rate or degree of economic decline brought on by the recession in California. These transactions brought the balance of the allowance for possible loan losses at December 31, 1995 to $2,000,000 (or 2.3% of total loans) compared to $1,390,000 (or 1.8% of total loans) at December 31, 1994 and $2,250,000 (or 2.6% of total loans) at December 31, 1993.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. During 1995, the Company had identified loans having an aggregate average balance of $687,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements for 1995.

       Operating Expenses
       ------------------

Total operating expenses continued to decline from the levels of prior years, falling to $5,644,000 in 1995 from $6,162,000 in 1994 and $7,862,000 in 1993.
While the total expense figures have fluctuated over time, most components continue to be moderated by the effects of an ongoing program of expense control.

Salaries and related benefits expense rose in 1995, to $2,195,000 from $1,876,000 in 1994 and $1,974,000 in 1993. The increase in this expense category in 1995 principally reflected increases in staffing made as part of the Company's growth initiative. Occupancy expense fell in 1995 to $348,000 from $366,000 in 1994 and $482,000 in 1993 as continued benefits were realized from the 1993 renegotiation of the Bank's banking premises lease. Reflecting the lessening impact of the recession on the real estate industry and on property values, losses on other real estate owned fell to $59,000 in 1995 from a 1994 total of $515,000. While the 1994 level was high, it was in sharp contrast to the prior year in which real estate losses rose significantly, to $2,099,000 in 1993. The 1993 results also included $707,000 in maintenance, sales, and other carrying costs and $275,000 in writedowns of previously capitalized interest, but these components were not present in 1995 or 1994. Custodial and other services to customers declined slightly in 1995 compared to the prior year, amounting to $1,093,000 for the year versus $1,172,000 in 1994 and $1,068,000 for 1993. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses also fell in 1995,
reversing the pattern of modest growth which prevailed in recent years.   Other
expenses totalled $1,949,000 in 1995, down from a 1994 total of $2,233,000 and $2,239,000 in

1993. The largest single factor in the 1995 expense reduction was the lowering of premiums for FDIC insurance reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined in applicable statute. FDIC premium expense fell to $161,000 in 1995 from $339,000 in 1994 and a 1993 total of $354,000. Most of the remaining categories of other expense generally remained stable in 1995: professional services amounted to $424,000 in 1995 compared to $381,000 in 1994 and $464,000 in 1993; data processing fees fell from $281,000 in 1994 and $248,000 in 1993 to a 1995 total of $225,000; general insurance, which rose from a 1993 total of $104,000 to $126,000 in 1994 and $134,000 in 1995 in line with changes in market rates for coverage; directors fees are paid based on the attendance of directors at board and committee meetings, and the associated expense rose to $105,000 in 1995 from $87,000 in 1994 and $103,000 in 1993 due to changes in the number of meetings held in the respective years; and other expenses, which fell to $764,000 in 1995 after rising to $936,000 for 1994 from a total of $714,000 in 1993.

       Taxes and Effects of Accounting Changes
       ---------------------------------------

The combined effects of the activity described above resulted in a Income Before Taxes and Effects of Accounting Change of $2,281,000 for 1995, a strong improvement from $1,003,000 in 1994, and compared to a Net Loss Before Taxes and Effects of Accounting Change of $4,674,000 in 1993. At the end of 1993, the Company had a gross deferred tax asset, representing the accumulated effects of timing differences between the Company's accounting records and tax returns, of $1,360,000. Based on an analysis of the portion of this asset which, more likely than not, would be utilized in the immediate future, a valuation reserve for deferred income tax assets was established in the amount of $1,027,000. During 1995, the need for such a valuation reserve was reevaluated, and the balance of the reserve was reduced to $200,000. The reduction in the reserve balance had the effect of substantially offsetting the Company's federal tax provisions, and as a result the Company recorded net tax provisions of $254,000 in 1995. Due to the carryforward of net operating losses incurred in prior years, a tax provision of but $2,000 was required in 1994. In 1993, by comparison, the provisions required to establish the original valuation reserve for deferred income taxes were netted against the anticipated refund of previously paid income taxes in determining the income tax benefit of $417,000 for the year. In 1993, the Company realized a gain of $98,000 representing the cumulative effects of a required change in accounting principle; there were no corresponding items in 1994 or 1995. As a result, the Company generated Net Income of $2,027,000 in 1995, versus Net Income of $1,001,000 in 1994, and compared to a Net Loss of $4,159,000 in 1993.

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

        Liquidity, Sources of Funds, and Capital Resources
        --------------------------------------------------

The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $49,470,000 and $44,411,000 (or 39.7% and 39.1% of total deposits) at December
31, 1995 and 1994, respectively. In addition, at December 31, 1995 approximately $28 million of the Bank's total loans represented government guaranteed loans which represent a significant source of liquidity due to the active secondary market which exists for these assets; the comparable figure at the end of 1994 was $23 million. Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 57% and 63% of the Bank's total deposits as of December 31, 1995 and 1994, respectively, and in recognition of this the Bank has maintained a large portion of its assets in liquid form from the inception of the Transcorp relationship. The ratio of net loans to deposits was 68.4% and 67.4% at the end of 1995 and 1994, respectively.

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

                                                             One month       Six months        One year
                                   Floating    Less than   but less than    but less than   but less than     Five years
Category                             Rate      one month     six months       one year        five years        or more
=============================================================================================================================
Fed funds sold                      20,690           0             0                0               0              0
Time deposits with other banks           0       1,486         5,051            1,584               0              0
Investment securities                9,702           0         4,155                0              25              0
                                   -------       -----         -----            -----              --              -
  Subtotal                          30,392       1,486         9,206            1,584              25              0

Loans                               85,056           0             0              231              40              0
                                   -------       -----         -----            -----              --              -
  Total earning assets             115,448       1,486         9,206            1,815              65              0

Cash and due from banks                  0           0             0                0               0              0
Premises and equipment                   0           0             0                0               0              0
Other real estate owned                  0           0             0                0               0              0
Other assets                             0           0             0                0               0              0
                                   -------       -----         -----            -----              --              -
  Total non-earning assets               0           0             0                0               0              0
                                   -------       -----         -----            -----              --              -
  Total assets                     115,448       1,486         9,206            1,815              65              0


Funds purchased                         36           0             0                0               0              0
Repurchase agreements                    0           0             0                0               0              0
                                   -------       -----         -----            -----              --              -
  Subtotal                              36           0             0                0               0              0

Savings deposits                     4,706           0             0                0               0              0
Money market deposits               82,998           0             0                0               0              0
Time deposits                            0       6,075         5,520            1,358              62              0
                                   -------       -----         -----            -----              --              -
  Total bearing liabilities         87,740       6,075         5,520            1,358              62              0

                                   Non-interest
                                     earning
Category                            or bearing      Total
===========================================================
Fed funds sold                             0        20,690
Time deposits with other banks             0         8,121
Investment securities                      0        13,882
                                       -----       -------
  Subtotal                                 0        42,693

Loans                                      0        85,327
                                       -----       -------
  Total earning assets                     0       128,020

Cash and due from banks                6,777         6,777
Premises and equipment                   200           200
Other real estate owned                  392           392
Other assets                           2,421         2,421
                                       -----       -------
  Total non-earning assets             9,790         9,790
                                       -----       -------

  Total assets                         9,790       137,810


Funds purchased                            0            36
Repurchase agreements                      0             0
                                       -----       -------
  Subtotal                                 0            36

Savings deposits                           0         4,706
Money market deposits                      0        82,998
Time deposits                              0        13,015
                                       -----       -------
  Total bearing liabilities                0       100,755


                                                             One month       Six months        One year
                                   Floating    Less than   but less than    but less than   but less than     Five years
Category                             Rate      one month     six months       one year        five years        or more
=========================================================================================================================

Demand deposits                          0           0             0                0               0              0
Other liabilities                        0           0             0                0               0              0
Equity capital                           0           0             0                0               0              0
                                    ------      ------        ------           ------          ------         ------
  Total non-bearing liabilities          0           0             0                0               0              0
                                    ------      ------        ------           ------          ------         ------

  Total liabilities                 87,740       6,075         5,520            1,358              62              0

    GAP                             27,708      (4,589)        3,686              457               3              0

    Cumulative GAP                  27,708      23,119        26,805           27,262          27,265         27,265


                                     Non-interest
                                       earning
Category                              or bearing     Total
=============================================================

Demand deposits                         24,005       24,005
Other liabilities                          791          791
Equity capital                          12,259       12,259
                                       -------      -------
  Total non-bearing liabilities         37,055       37,055
                                       -------      -------

  Total liabilities                     37,055      137,810

    GAP                                (27,265)           0

    Cumulative GAP                           0            0


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

The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $12,259,000 and $10,222,000 as of December 31, 1995 and 1994, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    12-31-95    12-31-94
                                    --------    --------

Leverage Ratio (Tier I Capital
to Assets:
     First Regional Bancorp             8.96%       8.08%
     Regulatory requirement             4.00%       4.00%

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

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                                                                12-31-95    12-31-94
                                                                                --------    --------

Tier I Capital to Assets:
     First Regional Bancorp                                                        15.91%      14.94%
     Regulatory requirement                                                         4.00%       4.00%

Tier I + Tier II Capital to Assets:
     First Regional Bancorp                                                        17.17%      16.20%
     Regulatory requirement                                                         8.00%       8.00%


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

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" below for financial statements filed as part of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure
- -------------------------------------------------------------

     The Company has not reported a disagreement with its existing or previous accountants on any matter of accounting principle or practice on financial statement disclosure.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of Registrant
- --------------------------------------------------------

     The information pertaining to directors which is required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 11.  Executive Compensation
- --------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

     The information required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- --------------------------------------------------------------
           on Form 8-K
           -----------

List of Documents filed as a part of this report:

(a)  Financial Statements and Financial Statement Schedules

     See Index to Financial Statements which is part of this Form 10-K.

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K

(Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

No Form 8-K reports were filed by the Company during the fourth quarter of 1995.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Regional Bancorp



                                    By/s/ Jack A. Sweeney
                                      --------------------------------------
                                      Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

                                    Date:  March 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date


/s/ Jack A. Sweeney          Director, Chairman     March 28, 1996
- ------------------------
Jack A. Sweeney            of the Board and Chief
                             Executive Officer

/s/ Mark Rubin             Director, Vice Chairman  March 28, 1996
- ------------------------
Mark Rubin                 of the Board, and
                           President

/s/ Alexander S. Lowy      Director                 March 28, 1996
- ------------------------
Alexander S. Lowy


/s/ Frank R. Moothart    Director                 March 28, 1996
- ---------------------
Frank R. Moothart


/s/ Lawrence Sherman     Director                 March 28, 1996
- ---------------------
Lawrence J. Sherman


/s/ Steven J. Sweeney    Director                  March 28, 1996
- ---------------------
Steven J. Sweeney


/s/ Thomas McCullough    Director, Chief          March 28, 1996
- ---------------------
Thomas E. McCullough     Financial Officer and
                         Chief Accounting
                         Officer

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                        Page in Form 10-K
- --------------------                                        -----------------

     First Regional Bancorp and Subsidiary:

          Report of Independent Accountants.........     47

          Consolidated Balance Sheets as of
          December 31, 1995 and 1994................     48

          Consolidated Statements of Income for
          the years ended December 31, 1995, 1994,
          and 1993..................................     49

          Consolidated Statements of Shareholders'
          Equity for the years ended December 31, 1995,
          1994, and 1993............................     51

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1995, 1994,
          and 1993..................................     52

          Notes to Consolidated Financial Statements     54

     First Regional Bancorp (Parent Company):

          Note 13 to Consolidated Financial
          Statements................................     67

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

DELOITTE &
 TOUCHE LLP
     [LOGO OF DELOITTE & TOUCHE LLP APPEARS HERE]



- --------------------------------------------------------------------------------

FIRST REGIONAL BANCORP AND
SUBSIDIARY


Consolidated Financial Statements as of
December 31, 1995 and 1994 and for
Each of the Three Years in the
Period Ended December 31, 1995 and
Independent Auditors' Report

- --------------------------------------------------------------------------------



- ----------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ----------------

              [LETTERHEAD OF DELOITTE & TOUCHE LLP APPEARS HERE]



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

January 30,  1996

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

ASSETS                                                           1995            1994
 Cash and due from banks (Note 7)                            $  6,777,000    $  4,677,000
 Federal funds sold                                            20,690,000      21,300,000
                                                             ------------    ------------

     Cash and cash equivalents                                 27,467,000      25,977,000
 Investment securities available for sale, at
  fair value (Note 2)                                          13,882,000      11,807,000
 Interest-bearing deposits in financial institutions            8,121,000       6,627,000
 Loans, net (Note 3)                                           57,667,000      53,729,000
 Government guaranteed loans (Note 3)                          27,660,000      22,852,000
 Premises and equipment, net (Note 4)                             200,000         166,000
 Other real estate owned, net (Note 5)                            392,000       1,163,000
 Accrued interest receivable and other assets                   2,071,000       1,640,000
 Deferred income tax asset, net (Note 6)                         350,000         326,000
                                                             ------------    ------------

TOTAL                                                        $137,810,000    $124,287,000
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits (Notes 10 and 12):
  Noninterest bearing                                        $ 24,005,000    $ 18,777,000
  Interest bearing:
    Time deposits                                              13,015,000      11,447,000
    Money market deposits                                      82,998,000      78,295,000
    Other                                                       4,706,000       5,147,000
                                                             ------------    ------------

      Total deposits                                          124,724,000     113,666,000
 Accrued interest payable and other
  liabilities (Note 6)                                            827,000         399,000
                                                             ------------    ------------

      Total liabilities                                       125,551,000     114,065,000
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

SHAREHOLDERS' EQUITY (Note 8):
 Common stock, no par value; authorized, 5,000,000
  shares; outstanding, 2,399,000 shares                        11,332,000      11,332,000
 Retained earnings (deficit)                                      922,000      (1,105,000)
 Net unrealized gain/(loss) on securities available
  for sale, net of tax                                              5,000          (5,000)
                                                             ------------    ------------

      Total shareholders' equity                               12,259,000      10,222,000
                                                             ------------    ------------

TOTAL                                                        $137,810,000    $124,287,000
                                                             ============    ============


See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                          1995                 1994                 1993
INTEREST INCOME:
 Interest on loans                                        $ 8,427,000          $7,662,000           $ 9,215,000
 Interest on deposits in financial institutions               433,000             315,000               135,000
 Interest on federal funds sold                             1,469,000             670,000               341,000
 Interest on investment securities                            591,000             393,000               181,000
                                                          -----------          ----------           -----------
    Total interest income                                  10,920,000           9,040,000             9,872,000
                                                          -----------          ----------           -----------
INTEREST EXPENSE:
 Interest on deposits (Notes 10 and 12)                     2,732,000           2,432,000             3,156,000
 Interest on other borrowings                                  32,000                                    20,000
                                                          -----------          ----------           -----------
    Total interest expense                                  2,764,000           2,432,000             3,176,000
                                                          -----------          ----------           -----------
NET INTEREST INCOME                                         8,156,000           6,608,000             6,696,000
PROVISION FOR LOAN LOSSES (Note 3)                            678,000             250,000             3,925,000
                                                          -----------          ----------           -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            7,478,000           6,358,000             2,771,000
                                                          -----------          ----------           -----------
OTHER OPERATING INCOME:
 Customer service fees                                        404,000             424,000               345,000
 Other                                                         43,000             383,000                72,000
                                                          -----------          ----------           -----------
    Total operating income                                    447,000             807,000               417,000
                                                          -----------          ----------           -----------
OTHER OPERATING EXPENSES:
 Salaries and related benefits (Note 7)                     2,195,000           1,876,000             1,974,000
 Occupancy expenses (Note 4)                                  348,000             366,000               482,000
 Real estate expense, net (Note 5)                             59,000             515,000             2,099,000
 Custodial and other service (Note 12)                      1,093,000           1,172,000             1,068,000
 Other expenses (Note 11)                                   1,949,000           2,233,000             2,239,000
                                                          -----------          ----------           -----------
    Total operating expenses                                5,644,000           6,162,000             7,862,000
                                                          -----------          ----------           -----------


See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                               1995                  1994                1993
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
 INCOME TAXES AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                             $2,281,000            $1,003,000          $(4,674,000)

PROVISION (BENEFIT) FOR INCOME
 TAXES (Note 6)                                                   254,000                 2,000             (417,000)
                                                               ----------            ----------          -----------
INCOME (LOSS) AFTER INCOME TAXES
 AND BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                              2,027,000             1,001,000           (4,257,000)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (Notes 1 and 6)                                                                         98,000
                                                               ----------            ----------          -----------
NET INCOME (LOSS)                                              $2,027,000            $1,001,000          $(4,159,000)
                                                               ==========            ==========          ===========
EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE (Note 1):
 Income (loss) before cumulative effect of
  change in accounting principle                               $     0.81            $     0.42          $     (1.77)
 Cumulative effect of change in accounting
  principle                                                                                                     0.04
                                                               ----------            ----------          -----------
TOTAL                                                          $     0.81            $     0.42          $     (1.73)
                                                               ==========            ==========          ===========

See notes to consolidated financial statements.

                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                             Gain
                                                                                          (Loss) on
                                    Common Stock                                          Securities
                             --------------------------               Retained            Available
                                 Shares                               Earnings            for Sale,
                              Outstanding      Amount                 (Deficit)           Net of Tax           Total
BALANCE,
 JANUARY 1, 1993              2,399,000        $11,332,000            $ 2,053,000                               $13,385,000

 Net loss for year 1993                                                (4,159,000)                               (4,159,000)
                              ---------        -----------            -----------                               -----------
BALANCE,
 DECEMBER 31, 1993            2,399,000         11,332,000             (2,106,000)                                9,226,000

 Unrealized loss on
  securities available for
  sale, net of tax                                                                        $(5,000)                   (5,000)

 Net income for year 1994                                               1,001,000                                 1,001,000
                              ---------        -----------            -----------         -------               -----------

BALANCE,
 DECEMBER 31, 1994            2,399,000         11,332,000             (1,105,000)         (5,000)               10,222,000

 Net change in unrealized
  gain (loss) on securities
  available for sale,
  net of tax                                                                               10,000                    10,000

 Net income for year 1995                                               2,027,000                                 2,027,000
                              ---------        -----------            -----------         -------               -----------
BALANCE,
 DECEMBER 31, 1995            2,399,000        $11,332,000            $   922,000         $ 5,000               $12,259,000
                              =========        ===========            ===========         =======               ===========

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                   1995                1994                1993
OPERATING ACTIVITIES:
 Net income (loss)                                                 $  2,027,000        $  1,001,000        $ (4,159,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Provision for losses on loans                                         678,000             250,000           3,925,000
  Provision for losses on real estate                                    50,000             130,000           1,392,000
  Provision for depreciation                                             53,000              58,000             140,000
  Gain on sale of investment securities, net                             (5,000)
  Gain on sale of real estate                                           (14,000)                                (21,000)
  (Accretion) amortization of investment securities
   premiums and discounts, net                                         (366,000)           (257,000)             35,000
  Gain on sale of loans                                                  (6,000)            (11,000)            (68,000)
  Amortization of loan premiums, net                                    649,000             519,000             346,000
  Loss on disposal of fixed assets                                                                                6,000
  (Decrease) increase in interest receivable
   and other assets                                                    (431,000)             61,000             239,000
  Increase (decrease) in interest payable
   and other liabilities                                                389,000            (123,000)             80,000
  Deferred income taxes (benefit) provision                             (24,000)                              1,007,000
  Change in current income taxes payable/receivable                      39,000           1,513,000          (1,619,000)
                                                                   ------------        ------------        ------------
     Net cash provided by operating activities                        3,039,000           3,141,000           1,303,000
                                                                   ------------        ------------        ------------
INVESTING ACTIVITIES:
 Net increase in interest-bearing deposits in
  financial institutions                                             (1,494,000)           (119,000)         (3,555,000)
 Net (increase) decrease in loans                                   (11,902,000)         11,918,000           5,884,000
 Proceeds from sale of loans                                          1,975,000           2,897,000          11,359,000
 Purchases of investment securities                                 (20,393,000)        (23,537,000)        (44,325,000)
 Proceeds from maturities of investment securities                   17,000,000          13,000,000          45,300,000
 Proceeds from sales of investment securities                         1,699,000
 Purchases of premises and equipment                                    (87,000)            (91,000)            (11,000)
 Purchase of majority interest on other real estate
  owned                                                                                    (100,000)
 Net decrease in investment in real estate                              385,000             298,000
 Proceeds from sale of other real estate owned                          210,000           2,593,000           4,312,000
                                                                   ------------        ------------        ------------
    Net cash (used in) provided by
     investing activities                                           (12,607,000)          6,859,000          18,964,000
                                                                   ------------        ------------        ------------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------------------------------
                                                            1995            1994               1993
FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits               $1,568,000     $(5,237,000)      $(16,013,000)
  Net increase (decrease) in noninterest-bearing
    deposits and other interest-bearing deposits          9,490,000      (1,761,000)         7,605,000
  Increase (decrease) in short-term borrowed funds                            4,000           (923,000)
      Net cash provided by (used in) financing           ----------      -----------      -------------
        activities                                       11,058,000      (6,994,000)        (9,331,000)
                                                         ----------      ----------       -------------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                        1,490,000       3,006,000         10,936,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                      25,977,000      22,971,000         12,035,000
                                                         ----------      ----------       -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                           $27,467,000     $25,977,000        $22,971,000
                                                        ===========     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING ACTIVITIES:
  Acquisition of other real estate owned through
    foreclosure                                         $   140,000     $ 1,289,000        $ 11,516,000
  Net transfer of loans to (from) loans held for sale   $ 1,969,000     $  (448,000)       $ 13,138,000
  Loans to facilitate sale of other real estate owned   $   280,000     $ 6,990,000


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                         $2,687,000       $2,431,000         $ 3,096,000
  Income taxes paid                                     $  166,000       $    1,600         $   340,000

See notes to consolidated financial statements.

                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), operate one branch in Century City, California. The Company's primary source of revenue is providing loans to customers, who are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates in the Preparation of the Financial Statements - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities - Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other than temporary) is reported as a separate component of shareholders' equity. Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific identification basis and reported in earnings.

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

In the normal course of business, the Bank designates certain of its loans as being held for sale. Loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to the lower of cost or market are charged to current operations and are included in other expense in the consolidated statements of operations. There were no loans held for sale outstanding as of December 31, 1995 or 1994.

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

The allowance for loan losses is maintained at a level considered adequate by management to provide for losses that might be reasonably anticipated. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management's periodic estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events. Such estimates are based on previous loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; the value of collateral; and other relevant factors.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan, " as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. SFAS No. 114 generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of the adoption of SFAS No. 114 was not material to the Company's financial statements.

Other Real Estate Owned - Other real estate owned generally results when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition.

Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Amortization is computed on the straight-line method over the estimated useful lives of the leasehold improvements or the term of the lease, whichever is shorter.

Income Taxes - In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A deferred tax asset is recorded to the extent that management believes it is more likely than not to be realized. A valuation allowance is recognized for the remaining portion of the deferred tax asset.

Earnings per Share - Earnings per share has been computed on the basis of the weighted-average number of common shares and common stock equivalents. The weighted average number of shares used for earnings per share was 2,502,000, 2,399,000 and 2,399,000 for 1995, 1994 and 1993, respectively.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Reclassifications - Certain amounts in the prior years financial statements have been reclassified to be comparable with the classification used in the current year financial statements.

2.   INVESTMENT SECURITIES

The amortized cost and fair values of securities available for sale as of December 31, 1995 and 1994 were as follows:

                                      Gross        Gross
                         Amortized   Unrealized  Unrealized     Fair
                           Cost        Gains       Losses       Value
1995
U.S. agency securities  $13,849,000     $8,000     $  -      $13,857,000
Other securities             25,000                               25,000
                        -----------     ------     ------    -----------
                        $13,874,000     $8,000     $  -      $13,882,000
                        ===========     ======     ======    ===========

1994
U.S. Treasury and
  agency securities     $11,790,000     $  -       $8,000    $11,782,000
Other securities             25,000                               25,000
                        -----------     ------     ------    -----------
                        $11,815,000     $  -       $8,000    $11,807,000
                        ===========     ======     ======    ===========


The maturities of securities available for sale at December 31, 1995 are as follows:

                                     After One    After Five
                          Within     But Within   But Within
                         One Year    Five Years   Ten Years
U.S. agency securities  $2,950,000   $5,336,000   $5,571,000
Other securities                         25,000
                        ----------   ----------   ----------
                        $2,950,000   $5,361,000   $5,571,000
                        ==========   ==========   ==========

All debt securities held as of December 31, 1994 mature within one year, except one $25,000 security maturing in 1998.

Securities carried at $2,000,000 and $1,400,000 were pledged as of December 31, 1995 and 1994, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.  LOANS

The loan portfolio consisted of the following at December 31, 1995 and 1994:

                                               1995         1994
Real estate loans                           $45,968,000  $44,842,000
Commercial loans                              9,958,000    5,797,000
Real estate construction loans                1,776,000    4,354,000
Bankers acceptances                           2,000,000
Other loans                                     408,000      616,000
                                            -----------  -----------
                                             60,110,000   55,609,000
Allowance for loan losses                    (2,000,000)  (1,390,000)
Deferred loan fees, net                        (443,000)    (490,000)
                                            -----------  -----------
Loans, net                                  $57,667,000  $53,729,000
                                            ===========  ===========
Government guaranteed loans, including
  premiums on loans of $1,701,000 and
  $1,463,000 at December 31, 1995 and
  1994, respectively                        $27,660,000  $22,852,000
                                            ===========  ===========

An analysis of the activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                       1995          1994        1993
Balance, beginning of year          $1,390,000   $ 2,250,000   $ 2,439,000
Provision for loan losses              678,000       250,000     3,925,000
Loans charged off                     (219,000)   (1,303,000)   (4,153,000)
Recoveries on loans previously
  charged off                          151,000       193,000        39,000
                                    ----------   -----------   -----------
                                    $2,000,000   $ 1,390,000   $ 2,250,000
                                    ==========   ===========   ===========


Management believes the allowance for loan losses as of December 31, 1995 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (the "FDIC") and the California State Banking Department upon subsequent examination of the Bank by such authorities. The Bank's lending is concentrated in real estate in Southern California. In the recent past, this area experienced adverse economic conditions, including declining real estate values. Further declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date.

At December 31, 1995, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 was $530,000. No specific allowance was established for these loans under the provisions of SFAS No. 114. Generally, this is due to identified losses on such loans having been charged-off under regulatory guidelines or because sufficient collateral exists to provide for recovery of the recorded loan amount. The average recorded investment and cash collected on these impaired loans during 1995 were $687,000 and $312,000, respectively. As of December 31, 1995, direct writedowns on impaired loans charged against the allowance amounted to $242,000.

The Company's policy is to discontinue the accrual of interest income on impaired loans and to recognize income on such loans only after the loan principal has been repaid in full. Nonaccrual loans at December 31, 1995 and 1994 amounted to $530,000 and $1,389,000, respectively. Interest income that would have been recorded under the original terms of such loans was $250,000, $255,000 and $209,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In the ordinary course of business, the Bank grants loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31, 1995 and 1994:

                                                           1995        1994
  Balance, beginning of year                           $ 238,000     $208,000
  Loans granted or renewed                                10,000       70,000
  Repayments                                            (169,000)     (40,000)
                                                       ---------     --------
  Balance, end of year                                 $  79,000     $238,000
                                                       =========     ========


4.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 1995 and 1994:

                                                          1995        1994
  Furniture, fixtures and equipment                  $ 1,505,000  $ 1,429,000
  Leasehold improvements                                 529,000      518,000
                                                     -----------  -----------
                                                       2,034,000    1,947,000
  Accumulated depreciation and amortization           (1,834,000)  (1,781,000)
                                                     -----------  -----------
  Premises and equipment, net                        $   200,000  $   166,000
                                                     ===========  ===========

Rental expense for premises included in occupancy expenses for 1995, 1994 and 1993 was approximately $331,000, $348,000 and $392,000, respectively.

The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1995, excluding the effect of future cost-of-living increases provided for in the leases, deferred lease concessions, and net of sublease income:

                                                                Minimum Rental
                                                                  Commitments
  1996                                                            $  353,000
  1997                                                               353,000
  1998                                                               412,000
  1999                                                               423,000
  2000                                                               423,000
  Thereafter                                                         917,000
                                                                  ----------
  Total                                                           $2,881,000
                                                                  ==========

At the end of 1994, the Bank had elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance is being made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of the amount and amortizing it evenly over the lease term, which expires in February 2003.

5.   OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at December 31, 1995 and 1994:

                                                       1995            1994
  Properties acquired through foreclosure          $400,000       $  978,000
  Investment in real estate                          12,000          397,000
                                                   --------       ----------
                                                    412,000        1,375,000
  Allowance for real estate losses                  (20,000)        (212,000)
                                                   --------       ----------
  Other real estate owned, net                     $392,000       $1,163,000
                                                   ========       ==========


The investment in real estate was originated as an acquisition and development loan secured by land. The Bank has a limited partnership interest in the real estate venture.

Real estate expenses in the consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993, respectively, consist of:

                                           1995          1994        1993
  Direct write-downs and provisions
   for losses on real estate            $50,000        $130,000   $1,117,000
  Real estate expenses, net               9,000         385,000      707,000
  Charge-off of capitalized interest                                 275,000
                                        -------        --------   ----------
                                        $59,000        $515,000   $2,099,000
                                        =======        ========   ==========

6.   INCOME TAXES

In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the adoption of SFAS No. 109 reduced the net loss by $98,000 and is reported separately in the statement of operations.

Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, net of valuation adjustments, consists of the following:

                                          1995         1994        1993
  Current provision (benefit):
   Federal                             $ (85,000)               $(1,328,000)
   State                                 368,000     $2,000           2,000
                                       ---------     ------     -----------
                                         283,000      2,000      (1,326,000)
                                       ---------     ------     -----------
  Deferred provision (benefit):
   Federal                                85,000                    751,000
   State                                (114,000)                   158,000
                                       ---------     ------      ----------
                                         (29,000)                   909,000
                                       ---------     ------      ----------
Total                                  $ 254,000     $2,000      $ (417,000)
                                       =========     ======      ==========

Income tax assets (liabilities) consisted of the following at December 31, 1995 and 1994:

                                                      1995            1994
  Income taxes currently receivable
   (payable), included in other
   assets/other liabilities:
   Federal                                          $ (41,000)    $  40,000
   State                                               28,000        66,000
                                                    ---------     ---------
                                                      (13,000)      106,000
                                                    ---------     ---------

  Deferred income tax asset (liability):
   Federal                                            235,000       783,000
   State                                              315,000       739,000
   Valuation allowance                               (200,000)   (1,196,000)
                                                    ---------    ----------
                                                      350,000       326,000
                                                    ---------    ----------
  Total                                             $ 337,000    $  432,000
                                                    =========    ==========

The components of the net deferred income tax asset at December 31 are summarized as follows:

                                          1995         1994
FEDERAL

Deferred tax liabilities:
  Prepaid expenses                     $ (35,000)  $   (26,000)
  Other                                 (277,000)     (646,000)
                                       ---------   -----------
Gross liabilities                       (312,000)     (672,000)
                                       ---------   -----------
Deferred tax assets:
  Loan and real estate loss allowances   283,000       328,000
  Deferred compensation                  100,000        71,000
  Depreciation                                          15,000
  Federal net operating loss
    carryforward                                       490,000
  State franchise tax                                    1,000
  Tax credits                            102,000       337,000
  Unrealized loss on securities                          3,000
  Other                                   62,000       210,000
                                       ---------   -----------
Gross assets                             547,000     1,455,000
                                       ---------   -----------
Net deferred tax asset - federal         235,000       783,000
                                       ---------   -----------

STATE

Deferred tax liabilities:
  Prepaid expenses                       (11,000)       (9,000)
  Other                                  (75,000)       (3,000)
                                       ---------   -----------
Gross liabilities                        (86,000)      (12,000)
                                       ---------   -----------

Deferred tax assets:
  Loan and real estate loss allowances   205,000       595,000
  Deferred compensation                   33,000        24,000
  State net operating loss
    carryforward                                        61,000
  Depreciation                                           1,000
  Other                                  163,000        70,000
                                       ---------   -----------
Gross assets                             401,000       751,000
                                       ---------   -----------
Net deferred tax asset - state           315,000       739,000
                                       ---------   -----------
Net deferred tax asset before
  valuation allowance                    550,000     1,522,000
Valuation allowance                     (200,000)   (1,196,000)

Net deferred tax asset                 $ 350,000   $   326,000
                                       =========   ===========

The provision for income taxes (benefit) for the years ended December 31, 1995, 1994 and 1993 varied from the federal statutory tax rate for the following reasons:

                                   1995                1994                  1993
                             ----------------    ----------------    -------------------
                               Amount    Rate     Amount     Rate      Amount       Rate
     Tax expense (benefit)
       at statutory rate     $ 798,000   35.0 %  $ 351,000   35.0 %  $(1,636,000)   35.0 %
     State franchise taxes,
       net of federal income
       tax benefit             167,000    7.3        1,000    0.1         99,000    (2.1)
     Valuation allowance      (996,000) (43.7)     169,000   17.0      1,027,000   (22.0)
     Tax credits resulting
       from loss carryback     174,000    7.6     (511,000) (51.5)
     Other, net                111,000    4.9       (8,000)  (0.4)        93,000    (2.0)
                             ---------  -----    ---------  -----    -----------   -----
     Total                   $ 254,000   11.1 %  $   2,000    0.2 %  $  (417,000)    8.9 %
                             =========  =====    =========  =====    ===========   =====

7.   COMMITMENTS AND CONTINGENCIES

As of December 31, 1995, the Company had the following commitments and contingent liabilities:

     Undisbursed loans                       $7,895,000
     Standby letters of credit                  360,000

The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates.

The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 25% matching on the first 3% of wages contributed by an employee, and 75% matching on the next 3% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $7,000, $18,000 and $16,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

As of December 31, 1995, the Bank had unused lines of credit with other depository institutions of $5,500,000.

The Bank's principal regulators are the FDIC and the California State Department of Banking; the Company is regulated by the Federal Reserve Bank. At periodic intervals, these agencies examine the Bank and the Company as part of their legally prescribed oversight responsibilities.

Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and which are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $540,000 and $153,000 at December 31, 1995 and 1994, respectively.

In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

8.   SHAREHOLDERS' EQUITY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1995, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios at December 31, 1995 (the Company's ratios are substantially the same):

                                                                        Well-Capitalized
                                                                           Requirements
                                          First         For Capital        Under Prompt
                                         Regional        Adequacy        Corrective Action
                                           Bank          Purposes          Provisions
Total capital to risk-weighted assets     17.17 %        8.00 %              10.00 %
Tier 1 capital to risk-weighted assets    15.91 %        4.00 %               6.00 %
Leverage - Tier 1 capital to average
  total assets                             8.96 %        4.00 %               5.00 %

The Company has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in 2000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, are exercisable and expire as determined by the Board of Directors.

During 1994, the Board of Directors authorized cancellation of the outstanding options under the plan of 275,000 shares at an exercise price of $2.75 per share. These options were subsequently reissued at an exercise price of $2.00 per share, vesting over a five-year period and expiring on January 1, 2000. During 1995 and 1994, additional options were granted to officers for an aggregate of 30,000 shares and 40,000 shares, respectively, at exercise prices ranging from $2.50 - $3.50 per share in 1995 and $2.00 per share in 1994.

At December 31, 1995, 1994 and 1993, the Company had options outstanding granted under the plan as follows:

                                               1995         1994        1993
Options outstanding (number of shares)       345,000      315,000      275,000

Exercise price per share                   $2.00-$3.50     $2.00        $2.75

In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to account for stock-based compensation awards at their fair values at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock-based compensation awards at their intrinsic value, if any, as of the measurement date. The accounting and disclosure requirements of SFAS No. 123 are effective for financial statements at various dates beginning after December 15, 1995. The Company has elected not to adopt the fair value accounting provisions of SFAS No. 123.

9.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                          December 31, 1995
                                                    ---------------------------
                                                       Carrying        Estimated
                                                        Amount        Fair Value
                                                           (In thousands)
Assets:
  Cash and due from banks                              $ 6,777         $ 6,777
  Federal funds sold                                    20,690          20,690
  Interest-bearing deposits in financial institutions    8,121           8,121
  Investment securities available for sale              13,882          13,882
  Loans                                                 57,667          59,490
  Government guaranteed loans                           27,660          28,033

                                            December 31, 1995
                                           --------------------
                                           Carrying   Estimated
                                           Amount    Fair Value
                                              (in thousands)
     Liabilities:
       Deposits:
         Noninterest-bearing               $24,005    $24,005
         Interest-bearing:
           Time deposits                    13,015     13,013
           Money market and other deposits  87,704     87,704

The fair value of investment securities available for sale is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans and time deposits is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

No adjustment was made to the entry-value interest rates for changes in credit of performing commercial loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial loan portfolio for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $2,916,000 in 1995 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. In addition, the fair value of commitments is immaterial to the financial statements as a whole. As required by SFAS No. 107, demand deposits are shown at their face value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.  INTEREST EXPENSE

A summary of interest expense on deposits for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                1995        1994        1993
  Money market savings/NOW account deposits  $2,069,000  $2,000,000  $2,054,000
  Time deposits under $100,000                  205,000     149,000     637,000
  Time deposits of $100,000 or more             431,000     256,000     437,000
  Savings deposits                               27,000      27,000      28,000
                                             ----------  ----------  ----------
                                             $2,732,000  $2,432,000  $3,156,000
                                             ==========  ==========  ==========

The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1995 and 1994 was approximately $9,016,000 and $8,946,000, respectively.

11.  OTHER OPERATING EXPENSES

Included in other operating expenses for the years ended December 31, 1995, 1994 and 1993 are the following items:

                                   1995         1994         1993
Professional services           $  424,000   $  381,000   $  464,000
FDIC assessment                    161,000      339,000      354,000
Data processing fees               225,000      281,000      248,000
Litigation                                                   150,000
General insurance                  134,000      126,000      104,000
Directors' fees                    105,000       87,000      103,000
Equipment expense                  136,000       83,000      102,000
Other                              764,000      936,000      714,000
                                ----------   ----------   ----------
Total                           $1,949,000   $2,233,000   $2,239,000
                                ==========   ==========   ==========

12.  TRANSCORP RELATIONSHIP AND RELATED PARTY TRANSACTIONS

Transcorp Pension Services, Inc. ("Transcorp"), a corporate customer of the Bank, is an administrator of self-directed individual retirement account and simplified employee pension retirement plans for which the Bank provides custodial and other services. Deposits of custodial clients of the plans Transcorp administers represent approximately 57% and 63% of the Bank's total deposits as of December 31, 1995 and 1994, respectively. The deposit and service relationships with Transcorp are governed by an agreement that requires, among other things, not less than a 30-day prior notice of intent by either party to terminate the relationships and withdrawal of the deposited amount over a two-year period. For the years ended December 31, 1995, 1994 and 1993, the Bank paid interest of $1,717,000, $1,733,000 and $1,727,000, respectively, on deposits of Transcorp custodial clients, and paid $1,093,000, $1,105,000 and $1,054,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

In 1992 the Bank entered into an agreement with a director under which the Bank receives management and consulting services for properties. Total payments in 1995, 1994 and 1993 to the director under the agreement were $4,000, $71,000 and $38,000, respectively. In the opinion of the Bank, the terms of the agreement are no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

As of December 31, 1995 and 1994, deposits from directors, officers and their affiliates amounted to $6,948,000 and $7,060,000, respectively.

13.  FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

As of December 31, 1995 and 1994, the Company's investment in the Bank was recorded on the equity method at $12,205,000 and $10,034,000, respectively. The Company's cash balance held in the Bank was $34,000 and $54,000 as of December 31, 1995 and 1994, respectively. There were no other significant assets or liabilities recorded on the Company's balance sheets. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. There were no dividends paid by the Bank to the Company in 1995, 1994 or 1993.

Federal law restricts the Bank from extending credit to the Company since any such extensions of credit are subject to strict collateral requirements.


                                  * * * * * *

                             INDEX TO EXHIBITS
                             -----------------

Exhibit No.
- -----------

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

11        Statement regarding computation of per share earnings (see Note 1 of the Notes to Consolidated Financial Statements at page 55 of this report on Form 10-K)

22        Subsidiary of Registrant