Form 10-Q
period 1996-03-31
FIRST REGIONAL BANCORP
filed 1996-05-14
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended               March 31, 1996
              -------------------------------------------------------------

Commission File Number      0-10232
                       ----------------------------------------------------

                            FIRST REGIONAL BANCORP
- - ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                      95-3582843
- - ---------------------------------------------------------------------------
State or other jurisdiction of                  IRS Employer
incorporation or organization              Identification Number

1801 Century Park East, Los Angeles, California   90067
- - ---------------------------------------------------------------------------
Address of principal executive offices         Zip Code

(310) 552-1776
- - ---------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
- - ---------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value              2,398,800
       --------------------------     -----------------------------
              Class                   Outstanding on May 10, 1996

                            FIRST REGIONAL BANCORP
                            ----------------------
                                     INDEX
                                     -----

                                                                     Page
                                                                     ----
Part I - Financial Information

     Item 1.   Financial Statements


               Consolidated Statements of Financial
               Condition                                                 3

               Consolidated Statements of Income                         5

               Consolidated Statements of Cash Flows                     7

               Notes to Consolidated Financial
               Statements                                                9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                            11

Part II - Other Information

          Item 1.   Legal Proceedings                                   17

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                    17

          Item 6.   Exhibits and Reports on Form 8-K                    17

Signatures                                                              18

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                March 31  December 31,
                                                  1996        1995
                                                --------  ------------
ASSETS
- - ------

Cash and due from banks                         $  3,567      $  6,777
Time deposits with other financial
 institutions                                      4,655         8,121
Investment securities                             19,021        13,882
Funds sold                                        22,500        20,690

Federally guaranteed loans                        25,544        27,660
Other loans, net of allowance for losses of
 $2,143,000 in 1996 and $2,000,000 in 1995        56,965        57,667

Premises and equipment, net of accumulated
 depreciation                                        190           200
Other real estate owned                              360           392
Accrued interest receivable and other assets       3,105         2,421
                                                --------      --------

 Total Assets                                   $135,907      $137,810
                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Liabilities:

Demand deposits                                   $ 21,255    $ 24,005
 Savings deposits                                    4,567       4,706
Money market deposits                               80,426      82,998
Time deposits                                       15,044      13,015
                                                  --------    --------

 Total deposits                                    121,292     124,724

Securities sold under agreement to repurchase           21          36
Accrued interest payable and other liabilities       1,759         791
                                                  --------    --------

 Total Liabilities                                 123,072     125,551

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1995 and 1994, respectively                        11,332      11,332
Retained earnings                                    1,456         922

                                               March 31  December 31,
                                                 1996        1995
                                               --------  ------------
Net unrealized gain (loss) on securities
 available for sale                                  47             5
                                               --------      --------

 Total Shareholders' Equity                      12,835        12,259
                                               --------      --------

 Total Liabilities and Shareholders' Equity    $135,907      $137,810
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


                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                            1996          1995
                                                            ----          ----

REVENUE FROM EARNING ASSETS:

Interest and fees on loans                                  $2,120      $2,195
Interest on time deposits with
 other financial institutions                                   97         102
Interest on investment securities                              263         194
Interest on funds sold                                         294         209
                                                            ------      ------
 Total revenue from earning assets                           2,774       2,700

COST OF FUNDS:

Interest on deposits                                           724         610
Interest on securities sold under
 agreements to repurchase
                                                                 4           0
Total cost of funds                                         ------      ------
                                                               728         610

Net revenue from earning assets
 before provision for loan losses                            2,046       2,090

PROVISION FOR LOAN LOSSES                                      100         275
                                                            ------      ------

Net revenue from earning assets                              1,946       1,815

OPERATING INCOME

Net gains (losses) on sales of investment
 securities                                                    (20)          0
Other revenue                                                  105         125
                                                            ------      ------
Total operating income                                          85         125

OPERATING EXPENSES:

Salaries and related benefits                                  625         521
Occupancy expense                                               89          83
Equipment expense                                               33          43
Promotion expense                                               30          37
Professional service expense                                   171         142
Customer service expense                                       318         288
Supply/communication expense                                    42          28
Other expenses
                                                               123         228
Total operating expenses                                    ------      ------
                                                             1,431       1,370

Income before provision for income taxes                       600         570
PROVISION FOR INCOME TAXES                                      66          63
                                                            ------      ------

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                            1996          1995
                                                            ----          ----
NET INCOME                                                  $  534      $  507
                                                            ======      ======

NET INCOME PER SHARE (Note 2)                               $ 0.22      $ 0.21
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

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1996          1995
                                                            ----          ----

OPERATING ACTIVITIES

     Net Income                                           $   534     $   507

          Adjustments to reconcile net income to
           net cash provided by operating activities:

               Provision for loan losses                      100         275
               Provision for depreciation and
                amortization                                   12          14
               Amortization of investment security
                and guaranteed loan premiums                  111           0
               Accretion of investment security
                discounts                                     (42)       (151)
               Decrease (increase) in interest
                receivable                                     19         (98)
               Increase (decrease) in interest payable        138          (7)
               Increase (decrease) in taxes payable            66          63
               Net increase (decrease) in other
                liabilities                                   764          23
                                                          -------     -------

               Net cash provided by
                operating activities                      $ 1,702     $   626


INVESTING ACTIVITIES

     Increase in investments in time
      deposits with other financial
      institutions                                        $ 3,466     $    99
     Decrease (increase) in investment securities          (5,055)     (1,694)
     Decrease (increase) in guaranteed loans                2,005        (856)
     Net decrease (increase) in other loans                   602      (1,091)
     Decrease (increase) in premises and equipment             (2)         (1)
     Decrease (increase) in other real estate owned            32          44
     Net decrease (increase) in other assets                 (703)       (330)
                                                          -------     -------

          Net cash provided by
          investing activities                            $   345     $(3,829)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           1996          1995
                                                           ----          ----

FINANCING ACTIVITIES

     Net increase (decrease) in demand
      deposits, savings accounts, and
      money market accounts                                $(5,461)   $ (7,302)
     Net increase (decrease) in time deposits                2,029        (680)
     Increase (decrease) in securities sold
      under agreement to repurchase                            (15)          0
                                                           -------    --------

          Net cash provided by
           financing activities                            $(3,447)   $ (7,982)


Increase (decrease) in cash and cash
 equivalents                                               $(1,400)   $(11,185)

Cash and cash equivalents, beginning of
period                                                      27,467      25,977
                                                           -------    --------

Cash and cash equivalents, end of period                   $26,067    $ 14,792
                                                           =======    ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1996
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1995 financial statements have been reclassified to be comparable with the classifications used in the 1996 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three month periods ended March 31, 1996 and 1995.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1995 annual report.

NOTE 2 - Per share information is based on the number of common shares outstanding, which was 2,398,800 for 1996 and 1995. No adjustment has been made for outstanding stock options.

NOTE 3 - As of March 31, 1996 the Bank had a total of $330,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1996 the Company had identified loans having an aggregate average balance of $983,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1996 totalled $283,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of

          SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1996.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at March 31, 1996 by $47,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


SUMMARY
- - -------

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

At March 31, 1996 total assets were $135,907,000 compared to $137,810,000 at December 31, 1995, a decrease of $1,903,000 or 1%. Still, the March 31, 1996 total reflects considerable growth over the $116,904,000 in total assets which existed on the same date in 1995. The asset shrinkage which took place in the first quarter of 1996 is typical, in that the Bank's assets customarily shrink modestly in the first quarter after growing at the end of the preceding year. For the most part, this year's shrinkage was the result of a decrease in deposits of $3,432,000 or 3%, to $121,292,000 on March 31, 1996 from
$124,724,000 at December 31, 1995; the reduction was centered in demand deposits, although smaller decreases were experienced in the areas of savings deposits and money market deposits. Time deposits grew in the first quarter, partially offsetting the declines which took place in the other deposit categories. The composition of the Bank's assets was reasonably stable during the first quarter. Federally guaranteed loans fell by $2,116,000 due to payoffs of loans by borrowers, while other loans likewise fell by $702,000. These reductions brought the Bank's total loans to $82,509,000 at March 31, 1996 from the December 31, 1995 total of $85,327,000. Because the shrinkage in deposits was essentially offset by the reduction in loans, total liquid assets remained basically unchanged, although there were changes in the composition of those liquid assets. In particular, investment securities rose due to new investment opportunities, while time deposits with other financial institutions dropped due to the inability to find acceptable yields on investments meeting the Bank's quality standards.

The Company earned a profit of $534,000 in the three months ended March 31, 1996, compared to earnings of $507,000 for the first quarter of 1995. The increase in earnings primarily reflects modest growth in net interest revenue resulting from the growth in the level of earning assets over the prior year, which offset the narrowing of the historically large difference between the Company's yield on average assets and its cost of funds. In addition, the continued improvement in asset quality led to lower provisions to the reserve for loan losses.

NET INTEREST INCOME
- - -------------------

Total revenue from earning assets rose by $74,000 (3%) for the three months ended March 31, 1996 compared to the same period in 1995. This revenue increase came in part because of the higher level of earning assets which prevailed in 1996 compared to the prior year, although reductions in interest rates which occurred late in 1995 and in the first quarter of 1996 served to reduce the effects of the growth. While yields on earning assets fell over the past few months, however, the cost of funds has been much more stable, with the result that growth in deposits over the past year has resulted in a substantial increase in interest expense, which rose from

$610,000 in the first quarter of 1995 to $728,000 for the same period in 1996, and increase of $118,000 or 19%. Thus, in the first quarter of 1996 the cost of interest bearing liabilities rose sharply, but interest revenues remained essentially stable. The combined effect of these changes was a slight drop in net revenue from earning assets from $2,090,000 in the first quarter of 1995 to $2,046,000 for the first three months of 1996.

OPERATING INCOME
- - ----------------

Other revenue fell to $105,000 in the first quarter of 1996 compared to $125,000 in the three months ended March 31, 1995. The decrease in this category of income was largely due to somewhat lower service charge income on deposit accounts. Other income categories in this area were virtually unchanged from prior year levels. During the first quarter of 1996, changes in the relative levels of interest rates made it advisable for one of the Bank's investment securities to be sold, and a loss of $20,000 was incurred on the sale. No gains or losses on securities sales were realized in the first quarter of 1995.

PROVISION FOR POSSIBLE LOSSES
- - -----------------------------

The allowance for possible losses is intended to reflect known and inherent risks in a portfolio. The allowance for possible losses is increased by provisions for possible losses, and is decreased by net chargeoffs. Management continues to evaluate the portfolio in light of many factors, including loss experience and current economic conditions. Management believes the allowance for possible losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for possible losses was $2,143,000 and $2,000,000 (or 2.53% and 2.29% of gross outstanding loans) at March 31, 1996 and December 31, 1995 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $100,000 in the first quarter of 1996, compared to $275,000 for the three month period ended March 31, 1995. For the three months ended March 31, 1995, the Company generated net recoveries of previous loan chargeoffs of $43,000; by comparison, in the first quarter of 1995 the Company experienced net loan recoveries of $38,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1996 the Company had identified loans having an aggregate average balance of $983,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1996 totalled $283,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1996.

OPERATING EXPENSES
- - ------------------

Overall operating expenses increased in the first quarter of 1996 compared to the same period of 1995, although some categories of expense actually decreased from the levels of previous periods. Operating expenses rose to a total of $1,431,000 for the first quarter of 1996 from $1,370,000 for the three months ended March 31, 1995.

Salary and related benefits increased significantly, rising from a total of $521,000 for the first quarter of 1995 to $625,000 for the same period in 1996. The increase principally reflects increases in staffing which took place in 1995 as part of the Bank's program to increase its level of assets. Occupancy expense remained generally stable, rising slightly to $89,000 for the three months ended March 31, 1996 from $83,000 in the first quarter of 1995. This category of expense has fallen sharply in recent years following the renegotiation of the Company's premises leases in mid-1993. Other operating expenses fell somewhat in 1996 compared to the prior year, falling from $766,000 for the first quarter of 1995 to $717,000 for the first three months of 1996.
In addition to the benefits of the Bank's ongoing program of expense control, the expense reduction reflects the absence in 1996 of premiums for deposit insurance.

The combined effects of the above-described factors resulted in income before taxes of $600,000 for the three months ended March 31, 1996 compared to $570,000 for the first quarter of 1995. Reflecting the higher income level, the Company's provision for taxes for the first quarter rose to $66,000 in 1996 from $63,000 in 1995. This brought Net Income for the first quarter of 1996 to $534,000 compared to $507,000 for the same period in 1995.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
- - --------------------------------------------------

The Company's financial position remains liquid. Total liquid assets (cash and due from banks, time deposits with other financial institutions, investment securities, and funds sold) stood at 41.0% of total deposits at March 31, 1996. This level represents a slight increase from the 39.7% liquidity level which existed on December 31, 1995. In addition, at March 31, 1996 over $25 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary market which exists for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 68.0% and 68.4% as of March 31, 1996 and December 31, 1995, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 1996, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.




                                                       One month     Six months      One year                 Non-interest
                               Floating  Less than   but less than  but less than  but less than  Five years     earning
Category                         Rate    one month    six months      one year      five years     or more     or bearing     Total
====================================================================================================================================
Fed funds sold                   22,500          0               0              0              0           0             0    22,500
Time deposits with other
 banks                                0      1,878           2,777              0              0           0             0     4,655
Investment securities            10,512          0           6,051          1,234          1,224           0             0    19,021
                                 ------          -           -----          -----          -----           -             -    ------
  Subtotal                       33,012      1,878           8,828          1,234          1,224           0             0    46,176


Loans                            80,531          0             235          1,743              0           0             0    82,509
                                 ------          -           -----          -----              -           -             -    ------
  Total earning assets          113,543      1,878           9,063          2,977          1,224           0             0   128,685

Cash and due from banks               0          0               0              0              0           0         3,567     3,567
Premises and equipment                0          0               0              0              0           0           190       190
Other real estate owned               0          0               0              0              0           0           360       360
Other assets                          0          0               0              0              0           0         3,105     3,105
                                      -          -               -              -              -           -        ------    ------
  Total non-earning assets            0          0               0              0              0           0         7,222     7,222
                                      -          -               -              -              -           -        ------    ------

  Total assets                  113,543      1,878           9,063          2,977          1,224           0         7,222   135,907


Funds purchased                      21          0               0              0              0           0             0        21
Repurchase agreements                 0          0               0              0              0           0             0         0
                                      -          -               -              -              -           -             -         -
  Subtotal                           21          0               0              0              0           0             0        21

Savings deposits                  4,567          0               0              0              0           0             0     4,567
Money market deposits            80,426          0               0              0              0           0             0    80,426
Time deposits                         0      7,412           5,520          2,049              3           0             0    15,044
                                      -      -----           -----          -----              -           -             -    ------
  Total bearing liabilities      85,014      7,412           5,520          2,049              3           0             0   100,058

Demand deposits                       0          0               0              0              0           0        21,255    21,255
Other liabilities                     0          0               0              0              0           0         1,759     1,759
Equity capital                        0          0               0              0              0           0        12,835    12,835
                                      -          -               -              -              -           -        ------    ------
  Total non-bearing
   liabilities                        0          0               0              0              0           0        35,849    35,849
                                      -          -               -              -              -           -        ------    ------

  Total liabilities              85,014      7,412           5,520          2,049             63           0        35,849   135,907

    GAP                          28,529     (5,534)          3,543            928          1,161           0       (28,627)        0

    Cumulative GAP               28,529     22,995          26,538         27,466         28,627      28,627             0         0


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

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency obligations. As mentioned above, a loss of $20,000 was incurred on a security sale in the first quarter of 1996; no gains or losses were recorded on securities sales in the first quarter of 1995. As of March 31, 1996 the Bank's investment portfolio contained gross unrealized gains of $51,000 and gross unrealized losses of $4,000, whereas at March 31, 1995 the Bank's investment portfolio contained gross unrealized gains of $7,000 and no gross unrealized losses. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized net gain of $47,000 gave rise to a $47,000 increase in the Company's shareholders' equity. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $12,835,000 and $12,259,000 as of March 31, 1996 and December 31, 1995,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                       3-31-96        12-31-95
                                       -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement             4.00%            4.00%
     First Regional Bancorp             9.38%            8.96%

The "regulatory requirement" listed represents the level of capital required for Adequately Capitalized status.

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                    3-31-96        12-31-95
                                    -------        --------
Tier I Capital to Assets:
     Regulatory requirement           4.00%           4.00%
     First Regional Bancorp          15.97%          15.91%

Tier I + Tier II Capital to Assets:
     Regulatory requirement           8.00%           8.00%
     First Regional Bancorp          17.20%          17.17%

The Company believes that it will continue to meet all applicable capital standards.

INFLATION
- - ---------

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

Litigation
- - ----------

The Company is a party as plaintiff or defendant to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

No items were submitted to a vote of the Company's shareholders during the first quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

Exhibits
- - --------

There are no exhibits to this report.

Reports on Form 8-K
- - -------------------

No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: May 10, 1996            /s/ Jack A. Sweeney
                              ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: May 10, 1996            /s/ Thomas McCullough
                              ------------------------------------------
                              Thomas McCullough, Chief Financial Officer