Form 10-Q
period 1996-06-30
FIRST REGIONAL BANCORP
filed 1996-08-14
CIK 356708

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



Quarter Ended             June 30, 1996
              ------------------------------------------------------------------

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

(310) 552-1776
- -------------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
- -------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value               2,398,800
       --------------------------      -----------------------------
               Class                   Outstanding on August 9, 1996

                             FIRST REGIONAL BANCORP
                             ----------------------
                                     INDEX
                                     -----


Part I -  Financial Information

                                                                                        Page
                                                                                        ----
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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                  June 30    December 31,
                                                    1996         1995
                                                  --------   ------------
ASSETS
- ------

Cash and due from banks                           $  6,175       $  6,777
Time deposits with other financial
 institutions                                        4,063          8,121
Investment securities, available for sale           16,969         13,882
Funds sold                                          27,720         20,690

Federally guaranteed loans                          26,085         27,660
Other loans, net of allowance for losses of
 $2,235,000 in 1996 and $2,000,000 in 1995          53,823         57,667

Premises and equipment, net of accumulated
 depreciation                                          196            200
Other real estate owned                                350            392
Accrued interest receivable and other assets         3,275          2,421
                                                  --------       --------

 Total Assets                                     $138,656       $137,810
                                                  ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:

Demand deposits                                   $ 28,388       $ 24,005
Savings deposits                                     5,094          4,706
Money market deposits                               74,330         82,998
Time deposits                                       15,921         13,015
                                                  --------       --------

 Total deposits                                    123,733        124,724

Securities sold under agreement to repurchase            7             36
Accrued interest payable and other liabilities       1,691            791
                                                  --------       --------

 Total Liabilities                                 125,431        125,551

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1996 and 1995, respectively                        11,332         11,332
Retained earnings                                    1,900            922

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                  June 30    December 31,
                                                   1996          1995
                                                 ---------   ------------

Net unrealized gain (loss) on securities
 available for sale                                    (7)              5
                                                 --------        --------

 Total Shareholders' Equity                        13,225          12,259
                                                 --------        --------

 Total Liabilities and Shareholders' Equity      $138,656        $137,810
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
                                  (Unaudited)

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                           June 30,
                                              --------------------------        -------------------------
                                              1996                  1995        1996                 1995
                                              ----                  ----        ----                 ----
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                    $2,314              $2,237       $4,434              $4,432
Interest on time deposits with
 other financial institutions                     47                  93          144                 195
Interest on investment securities                273                 154          536                 348
Interest on funds sold                           338                 303          632                 512
                                              ------              ------       ------              ------
 Total revenue from earning assets             2,972               2,787        5,746               5,487

COST OF FUNDS:

Interest on deposits                             689                 660        1,413               1,270
Interest on securities sold under
 agreements to repurchase                          0                   0            4                   0
                                              ------              ------       ------              ------
 Total cost of funds                             689                 660        1,417               1,270

Net revenue from earning assets
 before provision for loan losses              2,283               2,127        4,329               4,217

PROVISION FOR LOAN LOSSES                        150                 100          250                 375
                                              ------              ------       ------              ------

Net revenue from earning assets                2,133               2,027        4,079               3,842

Net gain (loss) on sales of
 securities                                        0                  11          (20)                 11
Other revenue                                    101                 108          206                 233

OPERATING EXPENSES:

Salaries and related benefits                    652                 565        1,277               1,086
Occupancy expense                                 98                  82          187                 165
Equipment expense                                 41                  86           74                 129
Promotion expense                                 34                  46           64                  83
Professional service expense                     166                 181          337                 323
Customer service expense                         320                 297          638                 585
Supply/communication expense                      46                  36           88                  64
Other expenses                                   151                 467          274                 695
                                              ------               -----       ------              ------

 Total operating expenses                      1,508               1,760        2,939               3,130
                                              ------              ------       ------              ------

Income before provision for
 income taxes                                    726                 386        1,326                 956

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                      -------------------         ------------------
                                      1996           1995         1996          1995
                                      ----           ----         ----          ----
PROVISION FOR INCOME TAXES              282            43           348          106
                                      -----         -----         -----        -----
NET INCOME                            $ 444         $ 343         $ 978        $ 850
                                      =====         =====         =====        =====

NET INCOME PER SHARE
 (Note 2)                             $0.19         $0.14         $0.41        $0.35
                                      =====         =====         =====        =====

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                 (In Thousands)
                                  (Unaudited)


                                                                Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                               1996            1995
                                                               ----            ----

OPERATING ACTIVITIES

     Net Income                                             $   978         $   850

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                                250             375
       Provision for depreciation and amortization              240              29
       Amortization of investment securities
            net discounts                                       (68)           (249)
       Decrease (increase) in interest receivable                98             (59)
       Increase (decrease) in interest payable                   12              19
       Increase (decrease) in taxes payable                      98              26
       Net increase (decrease) in other liabilities             790             115
                                                              -----          ------

            Net cash provided (used) by operating
            activities                                      $ 2,398         $ 1,106


INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities available for sale                   $(3,031)        $ 5,155
     Decrease (increase) in time deposits
            with other financial institutions                 4,058           1,378
     Decrease (increase) in guaranteed loans                  1,359            (381)
     Decrease (increase) in other loans                       3,594            (763)
     Purchases of premises and equipment                        (20)            (15)
     Net decrease (increase) in other real
            estate owned                                         42             467
     Net decrease (increase) in other assets                   (952)           (189)
                                                             ------          ------

            Net cash provided by investing
            activities                                      $ 5,050         $ 5,652

FINANCING ACTIVITIES

     Net decrease in demand deposits,
            savings accounts, and money
            market accounts                                 $(3,897)        $   885

                                                                               8
                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                 (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                   Six Months Ended
                                                       June 30,
                                                 --------------------
                                                 1996            1995
                                                 ----            ----

     Net increase in time deposits                2,906         4,862
     Increase (decrease) in securities sold
            under agreement to repurchase           (29)            2
                                                 ------       -------

            Net cash (used) provided by
            financing activities                $(1,020)      $ 5,749


Increase in cash and cash equivalents           $ 6,428       $12,507

Cash and cash equivalents, beginning of
 period                                          27,467        25,977
                                                -------       -------

Cash and cash equivalents, end of period        $33,895       $38,484
                                                =======       =======


The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 1996
                                  (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at June 30, 1996 and December 31, 1995 and the results of operations for the three and six month periods ended June 30, 1996 and 1995 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1995 annual report.

NOTE 2 - Per share information was based on the number of common shares outstanding, which was 2,398,800 in 1996 and 1995. No adjustment has been made for outstanding stock options.

NOTE 3 - As of June 30, 1996 the Bank had a total of $354,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended June 30, 1996 the Company had identified loans having an aggregate average balance of $589,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at June 30, 1996 totalled $113,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of June 30, 1996.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to decrease shareholders' equity at June 30, 1996 by $7,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- --------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


SUMMARY
- -------

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

At June 30, 1996 total assets were $138,656,000 compared to $137,810,000 at December 31, 1995, an increase of $846,000 or 1%. This modest increase was due to a slight shrinkage in deposits combined with a small amount of growth in other liabilities. The overall stability which took place in liabilities was matched by generally stable asset composition as well. Other loans declined slightly, falling by $3,844,000 or 7% to $53,823,000 at June 30, 1996 from $57,667,000 at the end of 1995. The reduction in loans combined with the overall stability in deposits resulted in an increase in liquid assets, principally funds sold, which rose from $20,690,000 at December 31, 1995 to $27,720,000 at June 30, 1996, an increase of $7,030,000 or 34%. In addition, changes in the levels and the relationships in yield between time deposits with other financial institutions, investment securities, and funds sold resulted in higher levels of investment securities and lower levels of time deposits; time deposits with other financial institutions fell from $8,121,000 at December 31, 1995 to $4,063,000 at June 30, 1996, while investment securities rose from a yearend 1995 level of $13,882,000 to $16,969,000 at June 30, 1996. Most other categories of assets and liabilities experienced relatively minor changes in the period from December 31, 1995 to June 30, 1996.

The Company earned a profit of $444,000 in the three months ended June 30, 1996 compared to $343,000 in the second quarter of 1995. The results for the six months ended June 30, 1996 were profits of $978,000 compared to a profit of $850,000 for the corresponding period of 1995.

NET INTEREST INCOME
- -------------------

Net revenue from earning assets before provisions for loan losses rose by $156,000 (7%) for the three months ended June 30, 1996 compared to the same period in 1995. The results for the six month period ending June 30, 1996 were an increase of $112,000 (3%) compared to the corresponding period in 1995. Total revenue increased due to higher levels of earning assets, general stability in interest rates, and the continued low levels of non-performing or non-earning assets. In the area of the cost of funds, expense levels likewise remained quite stable, as modest growth in total deposits and overall interest rate stability served to limit the increase in this category of expense.

OTHER REVENUE
- -------------

Other revenue fell slightly, to $101,000 in the second quarter of 1996 from $108,000 for the three months ended June 30, 1995, a 6% decrease. For the first half of 1995 other revenue was $233,000 compared to $206,000 for the six months ended June 30, 1996, for a 1996 decrease of $27,000 or 12%. The changes between 1995 and 1996 primarily reflect lower income from service charges on deposit accounts. Most other categories of other revenue were largely unchanged between the two years. During the second quarter of 1995, total gains of $11,000 were realized on the sale of investment securities. No gains on securities sales were realized in the second quarter of 1996. For the first six months of 1996, a loss on securities sales of $20,000 was incurred. For the like period of 1995, gains of $11,000 were realized.

PROVISION FOR LOAN LOSSES
- -------------------------

The allowance for loan losses is intended to reflect known and inherent risks in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net loan chargeoffs. Management continues to evaluate the loan portfolio in light of many factors, including loan loss experience and current economic conditions. Management believes the allowance for loan losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for loan losses was $2,235,000 and $2,000,000 (or 2.80% and 2.34% of gross outstanding loans) at June 30, 1996 and December 31, 1995 respectively. Although the credit quality of the Company's loan portfolio has steadily improved, based on its ongoing analysis of the risks presented by its loan portfolio and the expectation of future loan growth the Company made provisions of $150,000 and $250,000, respectively, for the second quarter and the first six months of 1996. By comparison, the Company's provisions for losses were $100,000 and $375,000 for the three and six month periods ended June 30, 1995, respectively. In 1995, the Bank generated net loan recoveries of $14,000 and $52,000, respectively, for the three and six month periods ended June 30, 1995; by comparison, the Bank experienced net loan chargeoffs of $58,000 in the second quarter of 1996 and net chargeoffs of $15,000 for the first six months of 1996.

OPERATING EXPENSES
- ------------------

Overall, the Company experienced decreases in operating expenses in 1996 compared to the prior year. Those decreases were the result of management's continuing efforts to control non-interest expenses. Operating expenses decreased to a total of $1,508,000 for the three months ended June 30, 1996 from $1,760,000 for the same period in 1995. For the six months ended June 30, 1995, operating expenses totaled $3,130,000, and declined to just $2,939,000 in the corresponding period in 1996.

Salary and related benefits increased from $565,000 for the three month period ended June 30, 1995 to $652,000 for the same period in 1996, and also rose for the six month periods ended June 30, from $1,086,000 in 1995 to $1,277,000 in 1996. The increases in salary expense reflect additions to staff required by the Company's program to resume business development activity and the addition of new business customers. Occupancy expense remained generally stable for the three and six month periods of 1996 and 1995. While most of the remaining categories of expenses underwent reductions or only slight increases in 1996 compared to 1995, there were important exceptions: customer service expense rose due to the costs associated with servicing the new account relationships which been developed by the bank, and other expenses fell substantially in 1996 compared to 1995 due to the virtual absence of FDIC deposit insurance premiums in 1996 due to the financial strength of the Bank Insurance Fund.

PROVISION FOR INCOME TAXES
- --------------------------

Tax provisions increased substantially in the three and six month periods ended June 30, 1996 compared to the same periods of 1995. For the second quarter of 1996, tax provisions totalled $282,000 versus provisions of $43,000 for the like period of 1995, while for the six months ended June 30 the 1996 provisions were $348,000 compared to $106,000 in 1995. The higher 1996 provisions in comparison with those of the prior year reflected both the Company's higher 1996 income and reduced tax provisions in 1995 resulting from the reversal in that year of reserves for deferred tax assets which had been established in a prior period.

The combined effects of the above-described factors were net income of $444,000 for the second quarter of 1996, compared to net income of $343,000 for the comparable period of 1995. For the six months ended June 30, net income in 1996 was $978,000, while 1995 net income was $850,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
- --------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 44.4% of total deposits at June 30, 1996. This compares with a level of 39.7% which existed at December 31, 1995; this change reflects growth in the level of liquid asset components at the same time that slight shrinkage was taking place in the various deposit categories. In addition, at both June 30, 1996 and December 31, 1995, the Bank held over $26 million of loans fully guaranteed by the United States government; due to the presence of an active secondary market for such loans, these loans represent an important additional source of liquidity. The ratio of net loans (including government guaranteed loans) to deposits was 64.6% and 68.4% as of June 30, 1996 and December 31, 1995, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Agency securities or securities guaranteed by the U.S. Treasury. As mentioned above, a total of $11,000 in gains on securities sales were realized in the second quarter of 1995, and no gains or losses on securities sales were recorded for the same period in 1996. Gains of $11,000 were recorded for the first six months of 1995, but for the first half of 1996 losses of $20,000 were incurred on securities sales. At June 30, 1996 the Bank's investment portfolio contained gross unrealized gains of $48,279 and gross unrealized losses of $57,857; at December 31, 1995 the portfolio contained gross unrealized gains of $47,080 and gross unrealized losses of $39,267. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized losses of $7,000 (net of taxes) gave rise to a corresponding $7,000 decrease in the Company's shareholders' equity. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus there was no effect on the Company's income statement.

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


                                                            One month    Six months
                                  Floating     Less than  but less than but less than
Category                            Rate       one month   six months      one year
=======================================================================================
Fed funds sold                      27,720            0            0            0
Time deposits with other banks           0          793        3,270            0
Investment securities               10,468        1,000        3,049        1,238
                                    ------        -----        -----        -----
  Subtotal                          38,188        1,793        6,319        1,238

Loans                               74,304            0        3,947        1,657
                                    ------            -        -----        -----
  Total earning assets             112,492        1,793       10,266        2,895

Cash and due from banks                  0            0            0            0
Premises and equipment                   0            0            0            0
Other real estate owned                  0            0            0            0
Other assets                             0            0            0            0
                                         -            -            -            -
  Total non-earning assets               0            0            0            0
                                         -            -            -            -

  Total assets                     112,492        1,793       10,266        2,895


Funds purchased                          7            0            0            0
Repurchase agreements                    0            0            0            0
                                         -            -            -            -
  Subtotal                               7            0            0            0

Savings deposits                     5,094            0            0            0
Money market deposits               74,330            0            0            0
Time deposits                            0        6,971        6,881        1,902
                                         -        -----        -----        -----
  Total bearing liabilities         79,431        6,971        6,881        1,902

Demand deposits                          0            0            0            0
Other liabilities                        0            0            0            0
Equity capital                           0            0            0            0
                                         -            -            -            -
  Total non-bearing liabilitie           0            0            0            0
                                         -            -            -            -

  Total liabilities                 79,431        6,971        6,881        1,902

    GAP                             33,061       (5,178)       3,385          993

    Cumulative GAP                  33,061       27,883       31,268       32,261




                                      One year                 Non-interest
                                    but less than  Five years     earning
                                    five years      or more    or bearing    Total
=======================================================================================
Fed funds sold                              0            0            0       27,720
Time deposits with other banks              0            0            0        4,063
Investment securities                     225          989            0       16,969
                                          ---          ---            -       ------
  Subtotal                                225          989            0       48,752

Loans
  Total earning assets                      0            0            0       79,908
                                            -            -            -       ------
                                          225          989            0      128,660
Cash and due from banks
Premises and equipment                      0            0        6,175        6,175
Other real estate owned                     0            0          196          196
Other assets                                0            0          350          350
  Total non-earning assets                  0            0        3,275        3,275
                                            -            -        -----        -----
                                            0            0        9,996        9,996
                                            -            -        -----        -----
  Total assets
                                          225          989        9,996      138,656

Funds purchased                             0            0            0            7
Repurchase agreements                       0            0            0            0
                                            -            -            -            -
  Subtotal                                  0            0            0            7

Savings deposits
Money market deposits                       0            0            0        5,094
Time deposits                               0            0            0       74,330
  Total bearing liabilities               167            0            0       15,921
                                          ---            -            -       ------
                                          167            0            0       95,352
Demand deposits
Other liabilities                           0            0       28,388       28,388
Equity capital                              0            0        1,691        1,691
  Total non-bearing liabilitie              0            0       13,225       13,225
                                            -            -       ------       ------
                                            0            0       43,304       43,304
                                            -            -       ------       ------
  Total liabilities
                                          167            0       43,304      138,656
    GAP
                                           58          989      (33,308)           0
    Cumulative GAP
                                       32,319       33,308            0            0

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

The Company continues to enjoy a strong capital position. Total capital was $13,225,000 and $12,259,000 as of June 30, 1996 and December 31, 1995,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:



                                                06-30-96    12-31-95
                                                --------    --------
Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement                        3.00%       3.00%
     First Regional Bancorp                        9.51%       8.96%

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weights to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:



                                                06-30-96    12-31-95
                                                --------    --------
Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                        4.00%       4.00%
     First Regional Bancorp                       17.84%      15.91%

                                                06-30-96    12-31-95
                                                --------    --------

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                        8.00%       8.00%
     First Regional Bancorp                       19.12%      17.17%

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

Litigation
- ----------

The Company is a party as plaintiff to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or on the Bank beyond what has already been provided in the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

The 1996 annual meeting of shareholders was held on May 16, 1996. The following persons were nominated and elected to the Board of Directors to serve until the 1997 annual meeting of shareholders:

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

No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: August 9, 1996          /s/ Jack A. Sweeney
     --------------------     ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: August 9, 1996          /s/ Thomas McCullough
     --------------------     ------------------------------------------
                              Thomas McCullough, Chief Financial Officer