Form 10-Q
period 1996-09-30
FIRST REGIONAL BANCORP
filed 1996-11-07
CIK 356708

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



Quarter Ended             September 30, 1996
              -------------------------------------------------------------

Commission File Number    0-10232
                       ----------------------------------------------------

                          FIRST REGIONAL BANCORP
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                      95-3582843
---------------------------------------------------------------------------
State or other jurisdiction of                 IRS Employer
incorporation or organization             Identification Number

1801 Century Park East, Los Angeles, California   90067
---------------------------------------------------------------------------
Address of principal executive offices         Zip Code

(310) 552-1776
---------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
---------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value             2,398,800
       --------------------------     -------------------------------
                 Class                Outstanding on November 7, 1996

                             FIRST REGIONAL BANCORP
                             ----------------------
                                     INDEX
                                     -----


                                                                        Page
                                                                        ----
Part I - Financial Information

     Item 1.       Financial Statements

                        Consolidated Statements of Financial
                        Condition                                         3

                        Consolidated Statements of Income                 5

                        Consolidated Statements of Cash Flow              7

                        Notes to Consolidated Financial
                        Statements                                        9

     Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                          11

Part II - Other Information

     Item 1.       Legal Proceedings                                      16

     Item 4.       Submission of Matters to a Vote of
                   Security Holders                                       16

     Item 6.       Exhibits and Reports on Form 8-K                       16

Signatures                                                                17

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  -------------
                                                          (unaudited)
ASSETS
------

Cash and due from banks                               $  4,051       $  6,777
Time deposits with other financial
 institutions                                            3,862          8,121
Investment securities, available for sale               30,190         13,882
Funds sold                                              19,610         20,690

Federally guaranteed loans                              24,675         27,660
Other loans, net of allowance for losses of
 $2,414,000 in 1996 and $2,000,000 in 1995              60,808         57,667

Premises and equipment, net of accumulated
 depreciation                                              188            200
Other real estate owned                                    320            392
Accrued interest receivable and other assets             3,355          2,421
                                                      --------       --------
 Total Assets                                         $147,059       $137,810
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                       $ 25,259       $ 24,005
Savings deposits                                         4,736          4,706
Money market deposits                                   83,599         82,998
Time deposits                                           18,046         13,015
                                                      --------       --------

 Total deposits                                        131,640        124,724

Securities sold under agreement to repurchase               20             36
Accrued interest payable and other liabilities           1,733            791
                                                      --------       --------

 Total Liabilities                                     133,393        125,551

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,398,800 shares outstanding in
 1996 and 1995, respectively                            11,332         11,332
Retained earnings                                        2,314            922

                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
                                                          (unaudited)

Net unrealized gain (loss) on securities
 available for sale                                        20               5
                                                     --------        --------

 Total Shareholders' Equity                            13,666          12,259
                                                     --------        --------

 Total Liabilities and Shareholders' Equity          $147,059        $137,810
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
                                  (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                        -------------------         ------------------
                                        1996           1995         1996          1995
                                        ----           ----         ----          ----

REVENUE FROM EARNING ASSETS:

Interest and fees on loans              $2,104        $1,802        $6,538       $6,234
Interest on time deposits with
 other financial institutions               59           109           203          304
Interest on investment securities          353            93           889          441
Interest on funds sold                     335           527           967        1,039
                                        ------        ------        ------       ------
 Total revenue from earning assets       2,851         2,531         8,597        8,018

COST OF FUNDS:

Interest on deposits                       748           744         2,161        2,014
Interest on securities sold under
 agreements to repurchase                    1             0             5            0
                                        ------        ------        ------       ------
 Total cost of funds                       749           744         2,166        2,014

Net revenue from earning assets
 before provision for loan losses        2,102         1,787         6,431        6,004

PROVISION FOR LOAN LOSSES                    0           160           250          535
                                        ------        ------        ------       ------

Net revenue from earning assets          2,102         1,627         6,181        5,469

Net gain (loss) on sales of
 securities                                (45)            0           (65)           0
Other revenue                              121            99           327          343

OPERATING EXPENSES:

Salaries and related benefits              628           558         1,905        1,644
Occupancy expense                           94            91           281          256
Equipment expense                           39            39           113          168
Promotion expense                           37            38           101          121
Professional service expense               166           170           503          493
Customer service expense                   324           308           962          893
Supply/communication expense                38            33           126           97
Other expenses                             142          (117)          416          578
                                        ------        ------        ------       ------

 Total operating expenses                1,468         1,120         4,407        4,250
                                        ------        ------        ------       ------

Income before provision for
 income taxes                              710           606         2,036        1,562

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    ------------------     -----------------
                                    1996          1995     1996         1995
                                    ----          ----     ----         ----
PROVISION FOR INCOME TAXES              296         67         644       173
                                    -------    -------     -------   -------

NET INCOME                          $   414    $   539     $ 1,392   $ 1,389
                                    =======    =======     =======   =======

NET INCOME (LOSS) PER SHARE
 (Note 2)                           $  0.17    $  0.23     $  0.58   $  0.58
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

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995
                                                     ----------     --------

OPERATING ACTIVITIES

     Net income (loss)                               $  1,392       $ 1,389

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                          250           535
       Provision for depreciation and
            amortization                                  358            41
       Amortization of investment securities
            net discounts                                (119)         (309)
       Decrease (increase) in interest
            receivable                                    (19)          (52)
       Increase (decrease) in interest payable             24            34
       Increase (decrease) in taxes payable                82            93
       Net increase (decrease) in other
            liabilities                                   836           255
                                                     --------       -------

            Net cash provided (used) by
            operating activities                     $  2,804       $ 1,986


INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities                               $(16,184)      $ 3,966
     Decrease (increase) in time deposits
            with other financial
            institutions                                4,259        (2,384)
     Decrease (increase) in guaranteed loans            2,673        (2,373)
     Decrease (increase) in other loans                (3,391)        1,282
     Purchases of premises and equipment                  (24)          (84)
     Net decrease (increase) in other assets             (843)          586
                                                     --------       -------

            Net cash provided by
            investing activities                     $(13,510)      $   993

FINANCING ACTIVITIES

     Net increase (decrease) in demand
            deposits, savings accounts,
            and money market accounts                $  1,885       $ 4,112

     Net increase (decrease) in time deposits           5,031         3,852

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                 (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                       Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                      1996            1995
                                                      ----            ----
     Increase (decrease) in securities sold
            under agreement to repurchase                  (16)      2,465
                                                      --------    --------

            Net cash provided by
            financing activities                      $  6,900    $ 10,429

Increase (decrease) in cash and cash
equivalents                                           $ (3,806)   $ 13,408

Cash and cash equivalents, beginning of
period                                                  27,467      25,977
                                                      --------    --------

Cash and cash equivalents, end of period              $ 23,661    $ 39,385
                                                      ========    ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1996
                                  (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1995 annual report.

NOTE 2 - Per share information was based on the number of common shares outstanding. The number of shares outstanding was 2,398,800 in 1996 and 1995.

NOTE 3 - As of September 30, 1996 the Bank had a total of $434,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1996 the Company had identified loans having an aggregate average balance of $336,542 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1996 totalled $138,470 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1996.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at September 30, 1996 by $20,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


SUMMARY
-------

First Regional Bancorp (the "Company") did not conduct any significant business activities independent of First Regional Bank (the "Bank"). The following discussion and analysis relates primarily to the Bank.

At September 30, 1996 total assets were $147,059,000 compared to $137,810,000 at December 31, 1995, an increase of $9,249,000 or 7%. During 1996 the Company continued its program of expanded marketing and business development activities, which resulted in growth in deposits of $6,916,000, or 6%, to $131,640,000 on September 30, 1996 from $124,724,000 at December 31, 1995. This increase in deposits occurred in all deposit categories, including demand deposits, savings deposits, money market accounts, and time deposits. At the same time that deposits were growing, Net Loans increased by a mere $156,000 to $85,483,000 at September 30, 1996 compared to $85,327,000 at the end of 1995. The modest growth in Net Loans reflected the difficulty in finding acceptable new loans in light of the level of economic activity in the Bank's market area. The funds resulting from the growth in deposits and the much more modest increase in loans principally flowed into Investment Securities, which jumped from $13,882,000 at December 31, 1995 to $30,190,000 at September 30, 1996, an increase of $16,308,000 or 117%. Most other categories of assets and liabilities experienced only minor changes in the period from December 31, 1995 to September 30, 1996.

The Company's successful program to increase asset levels while controlling expenses led to revenues growing faster than expenses, and as a result, the Company generated income before taxes of $710,000 in the third quarter of 1996, compared to a gross profit of $606,000 for the same period in 1995. Higher tax provisions in 1996 versus 1995 resulted in a decline in net income to $414,000 in the three months ended September 30, 1996 compared to $539,000 in the third quarter of 1995. The results for the nine months ended September 30, 1996 were profits of $1,392,000 versus a $1,389,000 profit for the like period in 1995.

NET INTEREST INCOME
-------------------

Net revenue from earning assets rose by $315,000 (18%) for the three months ended September 30, 1996 compared to the same period in 1995. This increase reflects growth in earning assets combined with the generally stable level of interest rates which existed during the two periods. Net interest income for the nine month period ending September 30, 1996 showed a significant increase of $579,000 (7%) compared to the corresponding period in 1995, and this result was again due to higher levels of earning assets combined with stability in interest rates giving rise to an increase in net revenue. For both the quarter and the first nine months of 1996, total revenue increased, reflecting higher levels of assets combined with the comparable levels of interest rates which prevailed between the two years. Changes in the Cost of Funds were more modest; for the three months ended September 30, 1996, Total Cost of Funds rose by just $5,000, from the 1995 level of $744,000 to $749,000, while for the first nine months of 1996 funding costs rose by $152,000 (8%) to $2,166,000 from the 1995 total of $2,014,000. The modest increases in deposit interest expense, combined with the generally larger increases in interest revenues, gave rise to the improved net revenue performance which occurred.

OTHER REVENUE
-------------

Other revenue was $121,000 for the three months ended September 30, 1996, up from the $99,000 recorded in the third quarter of 1995. For the nine months ended September 30, 1995, other revenue was $343,000 versus a corresponding 1996 total of $327,000. The changes in other revenue between 1995 and 1996 primarily reflect fluctuations in service charge income on various deposit accounts. During the third quarter of 1996, losses on sales of securities of $45,000 were incurred, while for the nine months ended September 30, 1996 a total of $65,000 in losses on sales of securities were experienced. No gains or losses on sales of securities were realized in the three or nine month periods ended September 30, 1995.

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

The allowance for possible loan losses was $2,414,000 and $2,000,000 (or 2.75% and 2.29% of gross outstanding loans) at September 30, 1996 and December 31, 1995 respectively. Reflecting continued improvement in perceived credit quality, based on the Company's ongoing analysis of the risks presented by its loan portfolio provisions for possible losses were zero and $250,000 for the three and nine month periods ended September 30, 1996 respectively, compared to provisions of $160,000 and $535,000 for the three and nine month periods ended September 30, 1995. The Company experienced net loan recoveries of $179,000 in the third quarter of 1996 and net recoveries of $165,000 for the first nine months of 1996; by comparison, for 1995 the Company experienced net chargeoffs of $465,000 in the quarter ended September 30, which brought the net chargeoff total through the third quarter of the year to $434,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1996 the Company had identified loans having an aggregate average balance of $336,542 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1996 totalled $138,470 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1996.

OPERATING EXPENSES
------------------

Management's ongoing programs to limit non-interest expenses led to overall stability in most categories of operating expenses in 1996 compared to the prior year. As mentioned earlier, however, the Company embarked on a growth program in 1995 which required additions to the calling officer force, and as a result salary and related benefits increased by $70,000 for the three month period ended September 30, 1996 compared with the same period in 1995, and for the same reason this category of expense also increased for the nine month period ended September 30, to $1,905,000 in 1996 from $1,644,000 in 1995. Occupancy expense remained essentially stable for the three month period ended September 30, 1996 versus the prior year, as there were no changes in the premises occupied by the Company or the lease agreements covering those premises. Most of the remaining categories of operating expenses either remained generally stable or declined slightly in 1996 versus 1995, both for the third quarter and for the full year to date. The only exception was in Other Expenses, which had fallen sharply in the third quarter of 1995 due to a reclassification of loan premium amortizations in that period which resulted in a one-time reduction of this expense category. The 1996 results represent a return to normal for this item.

PROVISION FOR INCOME TAXES
--------------------------

Tax provisions increased substantially in the three and nine month periods ended September 30, 1996 compared to the same periods of 1995. For the third quarter of 1996, tax provisions totalled $296,000 versus provisions of $67,000 for the like period of 1995, while for the nine months ended September 30 the 1996 provisions were $644,000 compared to $173,000 in 1995. The higher 1996 provisions in comparison with those of the prior year reflected both the Company's higher 1996 income and reduced tax provisions in 1995 resulting from the reversal in that year of reserves for deferred tax assets which had been established in a prior period.

The combined effects of the above-described factors were net income of $414,000 for the third quarter of 1996, compared to net income of $539,000 for the comparable period of 1995. For the nine months ended September 30, net income in 1996 was $1,392,000, while 1995 net income was $1,389,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 43.8% of total deposits at September 30, 1996. This compares with a level of 39.7% which existed at December 31, 1995; this change reflects the fact that, as deposits have risen during the course of 1996, most of the inflow of funds has taken place in the various liquid asset components, particularly Investment Securities. In addition, at September 30, 1996 and December 31, 1995 respectively, the Bank held approximately $24.6 million and $27.7 million of loans fully guaranteed by the United States government; due to the presence of an active secondary market for such loans, these loans represent an important additional source of liquidity. The ratio of net loans (including government guaranteed loans) to deposits was 64.9% and 68.4% as of September 30, 1996 and December 31, 1995, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or U.S. Agency securities. As noted earlier, losses on sales of securities of $45,000 were incurred in the third quarter of 1996, while for the nine months ended September 30, 1996 a total of $65,000 in losses on sales of securities were experienced. No gains or losses on sales of securities were realized in the three or nine month periods ended September 30, 1995. At September 30, 1996 the Bank's investment portfolio contained gross unrealized gains of $58,000 and gross unrealized losses of $28,000, for net unrealized gains of $30,000; at December 31, 1995 the portfolio contained gross unrealized gains of $47,000 and gross unrealized losses of $39,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $20,000 increase (net of taxes) in the Company's shareholders' equity as of September 30, 1996, and a $5,000 increase (net of taxes) in shareholders' equity as of December 31, 1995. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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



                                                           One month     Six months    One year
                                                           but less       but less     but less               Non-interest
                                  Floating     Less than     than          than          than      Five years   earning
Category                            Rate       one month  six months     one year      five years   or more    or bearing    Total
====================================================================================================================================
Fed funds sold                     19,610            0            0            0            0            0           0       19,610
Time deposits with other banks          0          297        3,565            0            0            0           0        3,862
Investment securities              12,921            0       17,045            0          224            0           0       30,190
                                  -------        -----       ------         ----         ----          ---       -----      -------
  Subtotal                         32,531          297       20,610            0          224            0           0       53,662

Loans                              85,205           31          100          147            0            0           0       85,483
                                  -------        -----       ------         ----         ----          ---       -----      -------
  Total earning assets            117,736          328       20,710          147          224            0           0      139,145

Cash and due from banks                 0            0            0            0            0            0       4,051        4,051
Premises and equipment                  0            0            0            0            0            0         188          188
Other real estate owned                 0            0            0            0            0            0         320          320
Other assets                            0            0            0            0            0            0       3,355        3,355
                                  -------        -----       ------         ----         ----          ---       -----      -------
  Total non-earning assets              0            0            0            0            0            0       7,914        7,914
                                  -------        -----       ------         ----         ----          ---       -----      -------

  Total assets                    117,736          328       20,710          147          224            0       7,914      147,059


Funds purchased                        20            0            0            0            0            0           0           20
Repurchase agreements                   0            0            0            0            0            0           0            0
                                  -------       ------      -------      -------       ------       ------     -------      -------
  Subtotal                             20            0            0            0            0            0           0           20

Savings deposits                    4,736            0            0            0            0            0           0        4,736
Money market deposits              83,599            0            0            0            0            0           0       83,599
Time deposits                           0        9,392        7,589        1,051           14            0           0       18,046
                                  -------       ------       ------      -------       ------       ------     -------      -------
  Total bearing liabilities        88,355        9,392        7,589        1,051           14            0           0      106,401

Demand deposits                         0            0            0            0            0            0      25,259       25,259
Other liabilities                       0            0            0            0            0            0       1,733        1,733
Equity capital                          0            0            0            0            0            0      13,666       13,666
                                   ------       ------       ------       ------       ------       ------     -------      -------
  Total non-bearing liabilities         0            0            0            0            0            0      40,658       40,658
                                   ------       ------       ------       ------       ------       ------     -------      -------
  Total liabilities                88,355        9,392        7,589        1,051           14            0      40,658      147,059

    GAP                            29,381       (9,064)      13,121         (904)         210            0     (32,744)           0

    Cumulative GAP                 29,381       20,317       33,438       32,534       32,744       32,744           0            0



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

The Company continues to enjoy a strong capital position. Total capital was $13,666,000 and $12,259,000 as of September 30, 1996 and December 31, 1995,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:



                                    09-30-96    12-31-95
                                    --------    --------
Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement             3.00%       3.00%
     First Regional Bancorp             9.26%       8.96%

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:



                                               09-30-96    12-31-95
                                               --------    --------
Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                        4.00%       4.00%
     First Regional Bancorp                       16.76%      15.91%

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                        8.00%       8.00%
     First Regional Bancorp                       18.03%      17.17%

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

No matters were submitted to a vote of security holders during the third quarter of 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: November 7, 1996        /s/ Jack A. Sweeney
      ------------------      ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              Chief Executive Officer


      November 7, 1996        /s/ Thomas McCullough
      ------------------      ------------------------------------------
                              Thomas McCullough, Chief Financial Officer