Form 10-K
period 1996-12-31
FIRST REGIONAL BANCORP
filed 1997-03-31
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                             ----------------------


For the fiscal year ended December 31, 1996          Commission File No. 0-10232

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

     Common Stock, no par value
     --------------------------
     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Aggregate market value of Common Stock held by non-affiliates as of March 21, 1997: $10,558,957

     Number of shares of Common Stock outstanding at March 21, 1997: 2,446,131.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 1997 Annual Meeting of Share-       PART III
holders (to be filed within 120 days of fiscal year end)

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

Registration Statement on Form 10 as Filed with the Commission      PART IV
in March, 1982

Registration Statement on Form S-14 Filed with the Commission       PART IV
on December 2, 1981 (File Number 2-75140)

                                    FORM 10-K

                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET

                                                       Page
                                                       in     Incorporation
PART I                                                 10-K   by Reference
                                                       ----   ------------

Item 1.       Business...........................        4
-------

Item 2.       Properties.........................       30
-------

Item 3.       Legal Proceedings..................       30
-------

Item 4.       Submission of Matters to a Vote of
-------
              Securities Holders.................       30

PART II

Item 5.       Market for Registrant's Common Stock
-------
              and Related Stockholder Matters....       31


Item 6.       Selected Financial Data............       33
-------

Item 7.       Management's Discussion and Analysis
-------
              of Financial Condition and Results of
              Operations.........................       34

Item 8.       Financial Statements and Supplement-
-------
              ary Data...........................       41


Item 9.       Disagreements on Accounting and
-------
              Financial Disclosure...............       41

PART III

Item 10.      Directors and Executive Officers of             1997 Proxy
--------
              the Registrant.....................       42    Statement

Item 11.      Executive Compensation.............       42    1997 Proxy
--------
                                                              Statement

Item 12.      Security Ownership of Certain                   1997 Proxy
--------
              Beneficial Owners and Management...       42    Statement

Item 13.      Certain Relationships and Related               1997 Proxy
--------
              Transactions.......................       42    Statement

PART IV

Item 14.      Exhibits, Financial Statement
--------
              Schedules, and Reports on Form 8-K.       43


SIGNATURES.......................................       44
INDEX TO FINANCIAL STATEMENTS....................       45
INDEX TO EXHIBITS................................       70

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

     Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-loking statements relate to, among other things, expectations of the business environment in which the Company and the Bank operate, projections of future performance, perceived opportunities in the market, and statements regarding the Company's and/or the Bank's mission and vision. The Company's and/or the Bank's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. The following discusses certain factors which may affect the Company's and/or the Bank's financial results and operations and should be considered in evaluating the Company and/or the Bank.

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

     The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as a much smaller portfolio of commercial loans. The Bank also specializes in construction lending for moderate-size commercial and residential projects. For commercial and industrial borrowers, the Bank offers equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 21, 1997 the Bank had 38 equivalent full-time employees.

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

     In December, 1988, the FRB adopted risk-based capital adequacy guidelines for bank holding companies and state member banks. The other bank regulators have adopted similar guidelines. The FRB's guidelines assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments, and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets. To the extent that holding companies have favorable capital adequacy ratios based on total risk assets, such banks are more likely to be permitted to operate at or near the minimum primary capital to total assets ratios specified in regulatory guidelines. Under the new guidelines, the Company's capital adequacy ratio at December 31, 1996 was 18.34%. The acceptable capital ratio is 8 percent.

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

     The Financial Accounting Standards Board ("FASB") has issued SFAS 114,

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

     Held to Maturity Securities. Debt securities that the Company has the
     ----------------------------
     positive intent and ability to hold to maturity. These securities are to be reported at amortized cost.

     Trading Securities. Debt and equity securities that are bought and held
     -------------------
     principally for the purpose of selling them in the near term. These securities are to be reported at fair value with unrealized gains and losses included in earnings.

     Available for Sale Securities. Debt and equity securities not classified
     ------------------------------
     into either of the above categories. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

     The Company adopted this standard in 1994. There was no material impact on the financial statements of the Company due to this adoption.

     On January 1, 1996 the Company adopted SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of SFAS 121 on its operations and financial position is not material for the year ended December 31, 1996.

     In June, 1996 the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS 125. The Company does not believe the impact on its operations and financial position will be material upon adoption of SFAS 125 or SFAS 127.

     SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the estimated fair value of the stock options or other awards granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Distribution of Assets, Liabilities and Shareholders' Equity
------------------------------------------------------------

     The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                              For Period Ended
                                                 December 31,
                                             1996           1995
                                             ----           ----
                                        (Dollars in Thousands)

Assets

 Cash and Due From Banks..............    $  3,910       $  3,094

 Time Deposits with Other
 Financial Institutions...............       4,727          7,032

 Investment Securities................      20,071         10,120

 Funds Sold...........................      23,143         25,655

 Net Loans............................      84,692         78,662

 Other Assets.........................       3,619          3,128
                                          --------       --------

     Total............................    $140,162       $127,691
                                          ========       ========


Liabilities & Shareholders' Equity

 Deposits:

     Demand (non-interest
     bearing).........................    $ 23,210       $ 17,359

     Savings..........................       1,145          1,167

     Money Market Accounts............      84,044         83,479

     Time.............................      16,978         13,338
                                          --------       --------

          Total Deposits..............     125,377        115,343

 Securities Sold Under
 Agreements to Repurchase.............         (27)           584

 Other Liabilities....................       1,670            673
                                          --------       --------

     Total Liabilities................     127,020        116,600
                                          --------       --------

 Shareholders' Equity.................      13,142         11,091
                                          --------       --------

     Total............................    $140,162       $127,691
                                          ========       ========

Interest Rates and Interest Differential
----------------------------------------

     The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

                                                For Period Ended December 31,

                                                    1996                                         1995
                                    ------------------------------------        -------------------------------------
                                                  Interest       Average                       Interest       Average
                                    Average       Income(2)/      Yield/        Average        Income(2)/      Yield/
                                    Balance        Expense        Rate %        Balance         Expense        Rate %
                                    -------       --------       -------        -------        --------       -------

                                                                (Dollars in Thousands)
Interest Earning Assets:

Loans(1)                            $ 86,961       $ 8,509         9.8%         $ 80,392       $ 8,427         10.5%

Investment Securities                 20,071         1,455         7.2%           10,120           591          5.8%

Funds Sold                            23,143         1,219         5.3%           25,655         1,469          5.7%

Time Deposits With Other
Financial Institutions                 4,727           280         5.9%            7,032           433          6.2%
                                    --------       -------                      --------       -------

Total Interest Earning Assets       $134,902       $11,463         8.5%         $123,199       $10,920          8.9%
                                    ========       =======                      ========       =======

Interest Bearing Liabilities:

Savings deposits                    $  1,145       $    27         2.4%         $  1,167       $    27          2.3%

Money Market Accounts                 84,044         2,105         2.5%           83,479         2,069          2.5%

Time                                  16,978           838         4.9%           13,338           636          4.8%


                                                           1996                                       1995
                                           ------------------------------------        ------------------------------------
                                                         Interest       Average                      Interest       Average
                                           Average       Income(2)/      Yield/        Average       Income(2)/      Yield/
                                           Balance        Expense        Rate %        Balance        Expense        Rate %
                                           -------       ---------       ------        -------       ---------       ------

                                                          (Dollars in Thousands)

Securities sold under
agreements to repurchase                  $    (27)      $     4          5.5%         $    584      $    32          5.5%
                                          ---------      -------                       --------      -------

Total interest bearing
liabilities                               $102,140       $ 2,974          2.9%         $ 98,568      $ 2,764          2.8%
                                          ========       =======                       ========      =======

----------

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $2,269,000 in 1996 and $1,730,000 in 1995.

(2)  Includes loan fees of $505,000 in 1996 and $363,000 in 1995.

     The following table shows the net interest earnings and the net yield on average interest earning assets:

                                                1996      1995
                                                ----      ----
                                            (Dollars in Thousands)

Total interest income (1)..................   $ 11,463  $ 10,920

Total interest expense.....................      2,974     2,764
                                              --------  --------

Net interest earnings......................   $  8,489  $  8,156
                                              ========  ========


Average interest earning assets............   $134,902  $123,199

Net yield on average interest earning
assets.....................................       6.3%      6.6%

----------

(1) Includes loan fees of $505,000 in 1996 and $363,000 in 1995.

     The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                                           Increase (Decrease)           Increase (Decrease)
                                              1996 over 1995                1995 over 1994
                                        --------------------------     -------------------------
                                        Volume     Rate       Net      Volume     Rate      Net
                                                      (Dollars in Thousands)

Interest Income(1)
------------------

Loans (2)                               $   442   $  (360)  $    82    $   (25)  $   790   $   765

Investment securities                       694       170       864         62       136       198

Funds sold                                 (137)     (113)     (250)       444       355       799

Interest on time deposits with
other financial institutions               (137)      (16)     (153)        (7)      125       118
                                        --------  --------  --------   --------  -------   -------

Total Interest Earning Assets           $   862   $  (319)  $   543    $   474   $ 1,406   $ 1,880
                                        =======   ========  ========   ========  =======   =======

Interest Expense (1)
--------------------

Savings                                 $     0   $     0   $     0    $     0   $     0   $     0

Money market                                 14        22        36        (37)      104        67

Time                                        179        23       202         53       178       231

Securities sold under agreements
to repurchase                                (6)      (22)      (28)        57       (23)       34
                                        --------  --------  --------   -------   --------  -------

Total interest bearing liabilities      $   187   $    23   $   210    $    73   $   259   $   332
                                        =======   =======   =======    =======   =======   =======

----------

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $505,000 in 1996 and $363,000 in 1995.

Investment Securities
---------------------

     The following table shows book value of the investment securities portfolio at December 31, 1996 and 1995:

                                               December 31,

                                              1996      1995
                                              ----      ----
                                          (Dollars in Thousands)

U.S. Treasury Securities................... $     0   $     0

Obligations of U.S. Government
Agencies and Corporations..................  26,792    13,857

Other Securities...........................      25        25
                                            -------   -------

     Total................................. $26,817   $13,882
                                            =======   =======

The maturity schedule and weighted average yields of investment securities at December 31, 1996 is as follows:

                                                                  Average
                                                  Amount           Yield
                                                  ------          -------
                                                (Dollars in
                                                Thousands)
U.S. Agency Securities
----------------------

One year or less ........................        $11,249            5.62%

Over one year through five years ........              0            0.00%

Over five years through ten years .......          3,309            5.88%

Over ten years ..........................         12,234            5.83%
                                                  ------

         Category total .................        $29,792            5.75%

Other Securities
----------------

Over one year through five years ........             25            7.50%
                                                  ------

         Category total .................        $    25            7.50%

Total Investment Portfolio
--------------------------

One year or less ........................        $11,249            5.62%

Over one year through five years ........             25            7.50%

Over five years through ten years .......          3,309            5.88%

                                                                  Average
                                                  Amount           Yield
                                                  ------          -------
                                                (Dollars in
                                                Thousands)

Over ten years .........................           12,234           5.83%
                                                  -------

         Total .........................          $26,817           5.76%
                                                  =======

Loan Portfolio
--------------

     The loan portfolio consisted of the following at December 31, 1996 and 1995:

                                                      1996              1995
                                                      ----              ----
                                                      (Dollars in Thousands)

Commercial loans...........................        $ 10,564          $  9,958

Real estate construction loans.............          11,010             1,776

Real estate loans..........................          44,250            45,968

Bankers acceptances........................          16,733             2,000

Other loans................................             398               408
                                                   --------          --------

     Total loans...........................        $ 82,955          $ 60,110

Less - Allowances for loan losses..........           2,300             2,000

     - Deferred loan fees..................             551               443
                                                   --------          --------

     Net loans.............................        $ 80,104          $ 57,667
                                                   ========          ========

Government guaranteed loans                        $  2,665          $ 27,660
                                                   ========          ========

Government guaranteed loans held for sale          $  4,833          $      0
                                                   ========          ========

Loan Maturities and Interest Rates
----------------------------------

     The following table shows the amounts of total loans outstanding as of December 31, 1996, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

     Aggregate maturities of loan balances which are due:

          In one year or less:

               Interest rates are floating or
               adjustable.......................  $22,089

               Interest rates are fixed or
               predetermined....................   17,046

          After one year but within five years:

               Interest rates are floating or
               adjustable.......................   34,404

               Interest rates are fixed or
               predetermined....................        0

          After five years but within ten years:

               Interest rates are floating or
               adjustable.......................    8,456

               Interest rates are fixed or
               predetermined....................        0

          After ten years or more:

               Interest rates are floating or
               adjustable.......................    8,458

               Interest rates are fixed or
               predetermined....................        0
                                                  -------

     Total......................................  $90,453
                                                  =======

Non-Performing Loans
--------------------

     The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

     The following table shows the principal amount of nonperforming loans as of December 31, 1996 and 1995:

                                               December 31,

                                             1996       1995
                                             ----       ----
                                          (Dollars in Thousands)

     Non-accrual loans

          Commercial.....................   $  242     $    0

          Real estate loans..............        0        530

          Government guaranteed loans....        0          0

          Bankers acceptances............        0          0

          Other loans....................        0          0
                                            ------     ------

               Total.....................   $  242     $  530
                                            ======     ======


     Accruing loans past due more than 90 days

          Commercial.....................   $  110     $  273

          Real estate loans..............        0          0

          Government guaranteed loans....    2,145      2,113

          Bankers acceptances............        0          0

          Other loans....................        0          0
                                            ------     ------

               Total.....................   $2,255     $2,386
                                            ======     ======

     Except as may have been included in the above table, at December 31, 1996, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1996, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $93,000 in 1996 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
-------------------------------

     The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1996 and 1995:

                                                      1996              1995
                                                      ----              ----
                                                     (Dollars in Thousands)

Amount of loans outstanding at end of
period.....................................        $ 90,453          $ 87,327
                                                   ========          ========

Average amount of loans outstanding
before allowance for loan losses...........        $ 86,961          $ 80,392
                                                   ========          ========

Balance of allowance for loan losses at
beginning of period........................        $  2,000          $  1,390

Loans charged off:

     Commercial............................               0               169
     Real estate...........................             223                20
     Government guaranteed loans...........               0                 0
     Bankers acceptances...................               0                 0
     Other.................................               7                30
                                                   --------          --------

          Total loans charged off..........             230               219

Recoveries of loans previously charged off:

     Commercial............................             116               151
     Real estate...........................             414                 0
     Government guaranteed loans...........               0                 0
     Bankers acceptances...................               0                 0
     Other.................................               0                 0
                                                   --------          --------

          Total loan recoveries............             530               151
                                                   --------          --------

Net loans charged off......................            (300)               68
                                                   --------          --------

Provisions charged to operating expense....               0               678
                                                   --------          --------

Balance of allowance for possible loan
losses at end of period....................        $  2,300          $  2,000
                                                   ========          ========

     The ratio of net loans charged off to average loans outstanding was (3.3%) and 0.1% for the two years ended December 31, 1996 and 1995, respectively.

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

                                           1996                                    1995
                                           ----                                    ----

                             Allowance for                          Allowance for
                             possible loan     Ratio of loans       possible loan      Ratio of loans
                             losses            to total loans       losses             to total loans
                             -------------     --------------       -------------      --------------
Commercial loans...             $  336               12%               $  331                11%
Real estate loans..              1,473               61%                  564                54%
Gov't guaranteed...                  0                8%                    0                32%
Bankers acceptances                  0               18%                    0                 0%
Other loans........                  5                1%                    8                 3%
Unallocated........                486                0%                1,097                 0%
                                ------              ----               ------               ----

     Total.........             $2,300              100%               $2,000               100%
                                ======              ====               ======               ====

Deposits
--------

     The average amounts of deposits for the periods indicated are summarized below.

                                                 1996     1995
                                                 ----     ----
                                            (Dollars in Thousands)

     Demand Deposits.....................     $ 23,210  $ 17,359

     Savings deposits, money market and
     time certificates of deposit of less
     than $100,000.......................       89,626    88,744

     Time certificates of deposit of
     $100,000 or more....................       12,542     9,240
                                              --------  --------

          Total..........................     $125,378  $115,343
                                              ========  ========

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1996 is as follows:

                                             December 31, 1996
                                             -----------------
                                           (Dollars in Thousands)

     3 months or less..........................   $ 9,724

     Over 3 through 6 months...................     5,971

     Over 6 through 12 months..................     1,086

     Over 12 months............................         0
                                                  -------

          Total................................   $16,781
                                                  =======

Selected Financial Ratios
-------------------------

     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

                                               1996      1995
                                               ----      ----

     Return on assets......................    1.5%      1.6%

     Return on equity......................   15.5%     18.3%

     Dividend payment ratio................    0.0%      0.0%

     Equity to assets ratio................    9.4%      8.7%

Item 2.  Properties
-------------------

     The Bank's offices are located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003. The Bank has an option to extend the term of the lease for an additional five years. The total monthly rental for the premises is $29,400 for the period from March, 1993 through February, 1998, and $35,280 for the period from March, 1998 through February, 2003, subject to annual adjustments for increases in property taxes and other operating costs. At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance was made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of this amount and amortizing it evenly over the lease term.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1996, no matters were submitted to a vote of the Company's shareholders.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

Securities Activity
-------------------

     The common stock of First Regional Bancorp is traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including the Wall Street Journal and Los Angeles Times. The following table summarizes the quotations reported by Nasdaq for First Regional Bancorp's common stock.

                              1996                                1995
                              ----                                ----

                      High              Low               High            Low
                      ----              ---               ----            ---

1st Quarter           6                 4                 3 7/8           2

2nd Quarter           6                 4 1/2             4 1/8           3

3rd Quarter           6 1/4             4 3/4             4               3 1/4

4th Quarter           6 5/8             5 5/8             5               3

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

     In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Based on the foregoing requirements, as of December 31, 1996 the Bank is restricted from paying any dividends. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the Superintendent of Banks, without regard to retained earnings or net income for its last three fiscal years. If the Superintendent of Banks finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Superintendent may order the bank not to pay any dividend to its shareholders.

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

Item 6.  Selected Financial Data
--------------------------------

     The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                               1996       1995       1994       1993       1992
                               ----       ----       ----       ----       ----

Total assets ...........   $152,449   $137,810   $124,287   $130,412   $143,822

Net loans ..............     87,602     85,327     76,581     83,119    117,298

Investment securities ..     32,059     22,003     18,434      7,529      4,984

Funds sold .............     22,780     20,690     21,300     19,470      7,000

Total deposits .........    136,755    124,724    113,666    120,664    129,072

Shareholders' equity ...     14,316     12,259     10,222      9,226     13,385

Book value per share and   $   5.54   $   4.90   $   4.26   $   3.85   $   6.16
 share equivalent

     The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                                  1996     1995     1994     1993     1992
                                  ----     ----     ----     ----     ----

                                (Dollars in Thousands except for per share)

Interest income                $11,463  $10,920  $ 9,040  $ 9,872  $12,064
Interest expense                 2,974    2,764    2,432    3,176    4,245
                               -------  -------  -------  -------  -------

Net interest income              8,489    8,156    6,608    6,696    7,819
Provision for loan losses            0      678      250    3,925    1,359
                               -------  -------  -------  -------  -------

Net interest income after
provision for loan losses        8,489    7,478    6,358    2,771    6,460
Other income                       700      447      807      417      601
Other expense                    6,320    5,644    6,162    7,862    5,770
                               -------  -------  -------  -------  -------

                                  1996     1995     1994     1993     1992
                                (Dollars in Thousands except for per share)

Income (loss) before taxes and
effects of accounting change       2,869    2,281    1,003   (4,674)   1,291
Provision (credit) for income
taxes                                833      254        2     (417)     481
                                 -------  -------  -------  -------- -------
Income (loss) before effects of
accounting change                  2,036    2,027    1,001   (4,257)     810
Effects of accounting change           0        0        0       98        0
                                 -------  -------  -------  -------  -------

Net income (loss)                $ 2,036  $ 2,027  $ 1,001  $(4,159) $   810

Net income (loss) per share      $  0.79  $  0.81  $  0.42  $ (1.73) $  0.37

Cash dividends declared per
share                            $  0.00  $  0.00  $  0.00  $  0.00  $  0.00

     The number of shares and share equivalents was 2,583,000 in 1996, 2,502,000 in 1995, 2,398,800 for 1994 and 1993, and 2,173,000 for 1992.

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

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

     Summary
     -------

First Regional Bancorp (the "Company") has not conducted any significant business activities independent of First Regional Bank (the "Bank") since the reorganization of the Bank on March 8, 1982. Therefore, the following discussion and analysis relates primarily to the Bank.

The Company's results in 1996 represent a continuation of the positive results of recent years. In 1995, the Company initiated a program of prudent, managed growth, and this program resulted in higher levels of earning assets and interest revenue in 1995 and 1996. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets. In contrast with earlier periods, the low levels of problem assets led to higher revenues due to additional funds being available for investment, and also eliminated the need for large loan loss provisions or real estate writedowns. In addition, in 1995 higher levels of interest rates on assets coupled with generally stable deposit costs resulted in further growth in net interest income. In 1994, by way of comparison, profitability was favorably impacted by the sale or collection of nonearning assets, but the benefits were smaller in 1994 because the process was ongoing during the year. Unlike 1996 and 1995, in 1994 some shrinkage in overall asset levels took place, although higher levels of interest rates on assets coupled with stable deposit costs resulted in stable net interest income despite the shrinkage.

Average assets for 1996 were $132,958,000, compared to $127,691,000 in 1995 and $123,837,000 in 1994. The Company's asset growth in 1996 was funded by an increase in deposits, as well as the retention of earnings for the year; the 1995 growth was funded by a modest increase in deposits, as well as by the retention of the Company's substantial earnings in that year. The lower 1994 asset levels were principally due to a reduction in time deposits from the prior year; the lower levels of time deposits reflected the Company's decision to deemphasize this deposit source at that time due to its relatively high cost. The Company generated net income of $2,036,000 in 1996, compared to a profit of $2,027,000 in 1995 and a profit of $1,001,000 in 1994.

     Net Revenue From Earning Assets
     -------------------------------

Net revenue from earning assets is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. During 1996, the Company's growth effort resulted in a significant increase in interest earning assets, including loans. The 1996 growth in loans was less than the growth in deposits, however, so much of the increase in funds flowed into the lower-yielding categories of liquid assets. In 1995, due to the sluggish economy in the Company's Southern California market area, no loan growth was achieved, although the level of loans did remain stable. Since loans are generally the highest yielding category of earning assets, the absence of loan growth in 1995 meant that once again the Company's earning asset growth was concentrated in lower-yielding asset categories. In 1994, by comparison, total interest-earning assets dropped from the levels of the prior year. Further, there was a recession-induced reduction in loan demand and consequently in gross loans, the highest yielding category of assets, with modest growth being limited to lower-yielding categories such as investment securities and funds sold. The 1996 growth in deposits was concentrated in time deposits, but all categories of interest-bearing liabilities experienced at least modest increases. As deposit interest rates were essentially stable during 1996, the higher deposit levels led to a slight increase in interest expense in 1996 compared to the prior year. During 1995, the level of interest bearing liabilities was virtually unchanged overall, although there were modest shifts in liability composition. Because liability interest rates were essentially stable during the year, the result was only a slight increase in interest expense for 1995 compared to 1994. In 1994, however, total interest bearing liabilities fell, as a substantial reduction in time deposits was countered by a modest increase in money market accounts. Because overall interest rates paid on deposits fell at the same time that deposit levels were declining, a substantial reduction in interest expense was experienced in 1994.

     Other Operating Income
     ----------------------

Other operating income rose substantially in 1996, to $700,000 from $447,000 for the year 1995 and compared to $807,000 for 1994. The increase in 1996 was the result of the receipt of profits of $303,000 from the sale of a large portion of a portfolio of government guaranteed loans. There were no sales of loans, and thus no gains on sales, in 1995. In 1994, by comparison, gains of approximately $11,000 were recorded for the year, because the Company opted to retain loans whenever possible in order to enhance asset yields. Other operating income in 1995 represented a more normal level of income following a sizable increase in 1994. The principle reason for the revenue growth in 1994 was the receipt of approximately $365,000 in rental income from a parcel of other real estate owned which was subsequently sold in June, 1994. Higher customer service fees were also a factor in the revenue increase, reflecting more vigorous assessment of existing service charge schedules.

     Provision for Loan Losses
     -------------------------

The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California appears to be giving way to full recovery, its impact on the payment performance of the Bank's borrowers has not been a significant factor in recent years. More important, in 1994 the Bank acted aggressively to collect or otherwise strengthen nonperforming loans, and to liquidate other real estate owned. The emphasis on maintaining high asset quality continued in 1995 and 1996, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totalled just $302,000 on December 31, 1996, compared to $1,195,000 at the end of 1995, and $4,025,000 at the end of 1994. Management believes the allowance for possible loan losses as of December 31, 1996 was adequate in relation to both existing and potential risks in the loan portfolio.

The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, during 1996 no provisions were made to the allowance for loan losses, a total of $230,000 in loans were charged off, and $530,000 in previously charged off loans were recovered. In 1995, provisions of $678,000 were made to the allowance for loan losses, a total of $219,000 in loans were charged off, and $151,000 in previously charged off loans were recovered. In 1994, in contrast, and reflecting the perceived impact of the continued California recession on the Bank's borrowers, the Bank made loan loss provisions of $250,000, charged off a total of $1,303,000 in loans, and recovered $193,000 on loans which had been previously charged off. These transactions brought the balance of the allowance for possible loan losses at December 31, 1996 to $2,300,000 (or 2.7% of total loans), compared to $2,000,000 (or 2.3% of total loans) at the end of 1995, and $1,390,000 (or 1.8% of total loans) at December 31, 1994.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. During

1996, the Company had identified loans having an aggregate average balance of $648,000 which it concluded were impaired under SFAS No. 114. In contrast, during 1995 the Company had identified loans having an aggregate average balance of $687,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements for 1996 or 1995.

     Operating Expenses
     ------------------

At $6,320,000, total operating expenses rose in 1996 from the levels of prior years, after falling to $5,644,000 in 1995 from $6,162,000 in 1994. While the total expense figures have fluctuated over time, most components continue to be moderated by the effects of an ongoing program of expense control.

Salaries and related benefits expense rose in 1996, to $2,566,000 from $2,195,000 in 1995 and $1,876,000 in 1994. The increase in this expense category principally reflects the ongoing effect of increases in staffing made in 1995 as part of the Company's growth initiative. Occupancy expense rose slightly in 1996 to $374,000 due to operating cost pass-throughs on the premises occupied by the Company. These expenses fell in 1995 to $348,000 from $366,000 in 1994, as the Company continues to enjoy the benefits realized from the 1993 renegotiation of its premises lease. Real estate expense rose to $380,000 in 1996 after falling in 1995 to $59,000 from a 1994 total of $515,000. The 1996 total reflects a charitable donation by the Bank of its only parcel of other real estate owned; this expense was essentially offset by the tax benefits resulting from the donation. Custodial and other services to customers declined slightly in 1996 as they did in 1995 compared to the prior year, amounting to $1,089,000 for the year versus $1,093,000 in 1995 and $1,172,000 in 1994. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses fell in 1996 as they did in 1995, reversing the pattern of modest growth which had prevailed in prior years. Other expenses totalled $1,911,000 in 1996, down from $1,949,000 in 1995 and a 1994 total of $2,233,000. The largest single factor in the 1995 expense reduction was the lowering of premiums for FDIC insurance reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined by applicable statute, and this effect continued in 1996. FDIC premium expense fell to just $2,000 in 1996 from $161,000 in 1995, both down substantially from $339,000 in 1994. Most of the remaining categories of other expense generally remained stable: professional services amounted to $467,000 in 1996 compared to $424,000 in 1995 and $381,000 in 1994; data processing fees rose to $242,000 in 1996 after falling to $225,000 in 1995 from $281,000 in 1994; general insurance, which fell to $108,000 in 1996 after rising to $134,000 in 1995 from $126,000 in 1994 in line with changes in market rates for coverage; directors fees fell to just $59,000 in 1996 from $105,000 in 1995 and $87,000 in 1994 due to the elimination of directors fees for directors who are also officers of the Bank; and other expenses, which rose to $946,000 in 1996 after falling to $764,000 in 1995 from $936,000 for 1994 principally due to higher costs of services provided to customers and losses of $65,000 incurred on sales of investment securities.

     Taxes and Effects of Accounting Changes
     ---------------------------------------

The combined effects of the activity described above resulted in Income Before Taxes of $2,869,000 in 1996, a significant increase over the $2,281,000 for 1995, and a strong improvement from $1,003,000 in 1994. At the end of 1993, the Company had a gross deferred tax asset, representing the accumulated effects of timing differences between the Company's accounting records and tax returns, of $1,360,000. Based on an analysis of the portion of this asset which, more likely than not, would be utilized in the immediate future, a valuation reserve for deferred income tax assets was established in the amount of $1,027,000. During 1995, the need for such a valuation reserve was reevaluated, and the balance of the reserve was reduced to $200,000. The reduction in the reserve balance had the effect of substantially offsetting the Company's federal tax provisions, and as a result the Company recorded net tax provisions of $254,000 in 1995. The remaining balance of the reserve was eliminated in 1996, and this much lower level of reserve reversals led to net tax provisions of $833,000 in 1996. In 1994, by comparison, the carryforward of net operating losses incurred in prior years required a tax provision of but $2,000 for that year. As a result, the Company generated Net Income of $2,036,000 in 1996, versus Net Income of $2,027,000 in 1995, and compared to Net Income of $1,001,000 in 1994.

     Liquidity, Sources of Funds, and Capital Resources
     --------------------------------------------------

The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $61,338,000 and $49,470,000 (or 44.9% and 39.7% of total deposits) at December
31, 1996 and 1995, respectively. In addition, at December 31, 1995 approximately $28 million of the Bank's total loans represented government guaranteed loans which represent a significant source of liquidity due to the active secondary market which exists for these assets; the comparable figure at the end of 1996 was approximately $7 million. Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 64% and 57% of the Bank's total deposits as of December 31, 1996 and 1995, respectively, and in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. The ratio of net loans to deposits was 64.0% and 68.4% at the end of 1996 and 1995, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury securities, U.S. Agency securities, and pools of loans guaranteed by the U.S. Treasury. As noted earlier, losses on sales of securities of $65,000 were incurred in 1996. By way of comparison, gains of $11,000 on sales of securities were realized in 1995. At December 31, 1996 the Bank's investment portfolio contained gross unrealized gains of $82,000 and gross unrealized losses of $43,000, for net unrealized gains of $39,000; at December 31, 1995 the portfolio contained gross unrealized gains of $8,000 and no unrealized losses. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $26,000 increase (net of taxes) in the Company's shareholders' equity as of December 31, 1996, and a $5,000 increase (net of taxes) in shareholders' equity as of December 31, 1995. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

The Bank's management has attempted to match the rates and maturities of its interest-bearing assets and liabilities as part of its liquidity and asset/liability management policy. The objective of this policy is to moderate the fluctuations of net interest revenue which result from changes in the level of interest rates. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would have a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.


                                                         One month    Six months     One year
                                                           but            but          but        Five    Non-interest
                                Floating    Less than   less than     less than     less than     years     earning
Category                          Rate      one month   six months     one year     five years   or more   or bearing     Total
================================================================================================================================
Fed funds sold                   22,780           0           0            0            0           0            0        22,780
Time deposits with other banks        0         693       4,450           99            0           0            0         5,242
Investment securities            15,543       5,258       5,991            0           25           0            0        26,817
                                 ------       -----       -----            -           --           -            -        ------
  Subtotal                       38,323       5,951      10,441           99           25           0            0        54,839

Loans                            70,556           0      16,733          313            0           0            0        87,602
                                 ------           -      ------          ---            -           -            -        ------
  Total earning assets          108,879       5,951      27,174          412           25           0            0       142,441

Cash and due from banks               0           0           0            0            0           0        6,499         6,499
Premises and equipment                0           0           0            0            0           0          362           362
Other real estate owned               0           0           0            0            0           0            0             0
Other assets                          0           0           0            0            0           0        2,547         2,547
                                      -           -           -            -            -           -        -----         -----
  Total non-earning assets            0           0           0            0            0           0        9,408         9,408
                                      -           -           -            -            -           -        -----         -----

  Total assets                  108,879       5,951      27,174          412           25           0        9,408       151,849


Funds purchased                       1           0           0            0            0           0            0             1
Repurchase agreements                 0           0           0            0            0           0            0             0
                                      -           -           -            -            -           -            -             -
  Subtotal                            1           0           0            0            0           0            0             1

Savings deposits                  5,444           0           0            0            0           0            0         5,444
Money market deposits            83,956           0           0            0            0           0            0        83,956
Time deposits                         0      14,380       8,832        1,607           20           0            0        24,839
                                      -      ------       -----        -----           --           -            -        ------
  Total bearing liabilities      89,401      14,380       8,832        1,607           20           0            0       114,240

Demand deposits                       0           0           0            0            0           0       22,516        22,516
Other liabilities                     0           0           0            0            0           0          777           777
Equity capital                        0           0           0            0            0           0       14,316        14,316
                                      -           -           -            -            -           -       ------        ------
  Total non-bearing liabilities       0           0           0            0            0           0       37,609        37,609
                                      -           -           -            -            -           -       ------        ------

  Total liabilities              89,401      14,380       8,832        1,607           20           0       37,609       151,849

    GAP                          19,478      (8,429)     18,342        1,195)           5           0      (28,201)            0

    Cumulative GAP               19,478      11,049      29,391       28,196       28,201      28,201            0             0


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

The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $14,316,000 and $12,259,000 as of December 31, 1996 and 1995, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    12-31-96        12-31-95
                                    --------        --------

Leverage Ratio (Tier I Capital
to Assets:
         First Regional Bancorp        9.38%           8.96%
         Regulatory requirement        4.00%           4.00%

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

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                      12-31-96         12-31-95
                                      --------         --------

Tier I Capital to Assets:
         First Regional Bancorp         17.07%           15.91%
         Regulatory requirement          4.00%            4.00%

Tier I + Tier II Capital to Assets:
         First Regional Bancorp         18.34%           17.17%
         Regulatory requirement          8.00%            8.00%

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

List of Documents filed as a part of this report:

(a)  Financial Statements and Financial Statement Schedules

     See Index to Financial Statements which is part of this Form 10-K.

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K

     (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

     No Form 8-K reports were filed by the Company during the fourth quarter of 1996.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Regional Bancorp


                                   By /s/ Jack A. Sweeney
                                      -------------------
                                      Jack A. Sweeney, Chairman of the Board
                                      and Chief Executive Officer

                                   Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date


/s/ Jack A. Sweeney               Director, Chairman             March 28, 1997
------------------------
Jack A. Sweeney                   of the Board and Chief
                                  Executive Officer

/s/ Mark Rubin                    Director, Vice Chairman        March 28, 1997
------------------------
Mark Rubin                        of the Board, and
                                  President

/s/ H. Anthony Gartshore          Director                       March 28, 1997
------------------------
H. Anthony Gartshore


/s/ Alexander S. Lowy             Director                       March 28, 1997
------------------------
Alexander S. Lowy


/s/ Frank R. Moothart             Director                       March 28, 1997
------------------------
Frank R. Moothart


/s/ Lawrence Sherman              Director                       March 28, 1997
------------------------
Lawrence J. Sherman


/s/ Carolyn Zarro                 Director                       March 28, 1997
------------------------
Carolyn Zarro


/s/ Thomas McCullough             Director, Chief                March 28, 1997
------------------------
Thomas E. McCullough              Financial Officer and
                                  Chief Accounting
                                  Officer

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

Financial Statements                                        Page in Form 10-K
--------------------                                        -----------------
First Regional Bancorp and Subsidiary:

     Report of Independent Accountants ...................          47

     Consolidated Balance Sheets as of
     December 31, 1996 and 1995 ..........................          48

     Consolidated Statements of Income for
     the years ended December 31, 1996, 1995,
     and 1994 ............................................          49

     Consolidated Statements of Shareholders'
     Equity for the years ended December 31, 1996,
     1995, and 1994 ......................................          51

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1996, 1995,
     and 1994 ............................................          52

     Notes to Consolidated Financial Statements ..........          54

First Regional Bancorp (Parent Company):

     Note 15 to Consolidated Financial
     Statements ..........................................          69

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

[LETTERHEAD OF DELOITTE  & TOUCHE LLP]


                    FIRST REGIONAL BANCORP
                    AND SUBSIDIARY
                    Consolidated Financial Statements as of
                    December 31, 1996 and 1995 and for Each of the Three Years in the Period Ended December 31,
                    1996 and Independent Auditors' Report

[LETTERHEAD OF DELOITTE & TOUCHE LLP]




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1996 and 1995, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


February 7, 1997

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                   1996             1995

  Cash and due from banks (Note 7)                                                  $  6,499,000   $  6,777,000
  Federal funds sold                                                                  22,780,000     20,690,000
                                                                                    ------------   ------------

  Cash and cash equivalents                                                           29,279,000     27,467,000
  Investment securities available for sale, at fair value (Note 2)                    26,817,000     13,882,000
  Interest-bearing deposits in financial institutions                                  5,242,000      8,121,000
  Loans, net (Note 3)                                                                 80,104,000     57,667,000
  Government guaranteed loans (Note 3)                                                 2,665,000     27,660,000
  Government guaranteed loans, held for sale (Note 3)                                  4,833,000
  Premises and equipment, net (Note 4)                                                   362,000        200,000
  Other real estate owned, net (Note 5)                                                  392,000
  Accrued interest receivable and other assets (Note 6)                                2,524,000      2,071,000
  Deferred income tax asset, net (Note 6)                                                623,000        350,000
                                                                                    ------------   ------------

TOTAL                                                                               $152,449,000   $137,810,000
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 11 and 13):
    Noninterest bearing                                                             $ 22,516,000   $ 24,005,000
    Interest bearing:
      Time deposits                                                                   24,839,000     13,015,000
      Money market deposits                                                           83,956,000     82,998,000
      Other                                                                            5,444,000      4,706,000
                                                                                    ------------   ------------

          Total deposits                                                             136,755,000    124,724,000
  Accrued interest payable and other liabilities (Note 6)                              1,378,000        827,000
                                                                                    ------------   ------------

          Total liabilities                                                          138,133,000    125,551,000
                                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
  Common stock, no par value; authorized, 50,000,000 shares;
    outstanding, 2,406,000 (1996) and 2,399,000 (1995) shares                         11,332,000     11,332,000
  Retained earnings                                                                    2,958,000        922,000
  Unrealized gain on securities available for sale, net of tax                            26,000          5,000
                                                                                    ------------   ------------

          Total shareholders' equity                                                  14,316,000     12,259,000
                                                                                    ------------   ------------

TOTAL                                                                               $152,449,000   $137,810,000
                                                                                    ============   ============

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------



                                                                              1996          1995          1994

INTEREST INCOME:
  Interest on loans                                                       $ 8,509,000   $ 8,427,000   $ 7,662,000
  Interest on deposits in financial institutions                              280,000       433,000       315,000
  Interest on federal funds sold                                            1,219,000     1,469,000       670,000
  Interest on investment securities                                         1,455,000       591,000       393,000
                                                                          -----------   -----------   -----------

          Total interest income                                            11,463,000    10,920,000     9,040,000
                                                                          -----------   -----------   -----------

INTEREST EXPENSE:
  Interest on deposits (Notes 11 and 13)                                    2,970,000     2,732,000     2,432,000
  Interest on other borrowings                                                  4,000        32,000
                                                                          -----------   -----------   -----------

          Total interest expense                                            2,974,000     2,764,000     2,432,000
                                                                          -----------   -----------   -----------

NET INTEREST INCOME                                                         8,489,000     8,156,000     6,608,000

PROVISION FOR LOAN LOSSES (Note 3)                                                          678,000       250,000
                                                                          -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           8,489,000     7,478,000     6,358,000
                                                                          -----------   -----------   -----------

OTHER OPERATING INCOME:
  Customer service fees                                                       361,000       404,000       424,000
  Other                                                                       339,000        43,000       383,000
                                                                          -----------   -----------   -----------

          Total operating income                                              700,000       447,000       807,000
                                                                          -----------   -----------   -----------

OTHER OPERATING EXPENSES:
  Salaries and related benefits (Note 7)                                    2,566,000     2,195,000     1,876,000
  Occupancy expenses (Note 4)                                                 374,000       348,000       366,000
  Real estate expense, net (Note 5)                                           380,000        59,000       515,000
  Custodial and other service (Note 13)                                     1,089,000     1,093,000     1,172,000
  Other expenses (Note 12)                                                  1,911,000     1,949,000     2,233,000
                                                                          -----------   -----------   -----------

          Total operating expenses                                          6,320,000     5,644,000     6,162,000
                                                                          -----------   -----------   -----------

                                                                                                      (Continued)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------



                                                                       1996         1995         1994

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                             $2,869,000   $2,281,000   $1,003,000

PROVISION FOR INCOME TAXES (Note 6)                                    833,000      254,000        2,000
                                                                    ----------   ----------   ----------

NET INCOME                                                          $2,036,000   $2,027,000   $1,001,000
                                                                    ==========   ==========   ==========


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE TOTAL                                            $     0.79   $     0.81   $     0.42
                                                                    ==========   ==========   ==========

                                                                                             (Concluded)


See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                          Unrealized
                                                                                             Gain
                                                                                          (Loss) on
                                                 Common Stock                             Securities
                                          ---------------------------      Retained       Available
                                            Shares                         Earnings       for Sale,
                                          Outstanding      Amount          (Deficit)      Net of Tax       Total

BALANCE,
  JANUARY 1, 1994                          2,399,000    $ 11,332,000    $ (2,106,000)                  $  9,226,000

  Unrealized loss on
    securities available
    for sale, net of tax                                                                  $  (5,000)         (5,000)

  Net income                                                               1,001,000                      1,001,000
                                           ---------    ------------    ------------        -------     ------------


BALANCE,
  DECEMBER 31, 1994                        2,399,000      11,332,000      (1,105,000)        (5,000)     10,222,000

  Net change in unrealized
    gain (loss) on securities
    available for sale,
    net of tax                                                                               10,000          10,000

  Net income                                                               2,027,000                      2,027,000
                                           ---------    ------------    ------------        -------     ------------

BALANCE,
  DECEMBER 31, 1995                        2,399,000      11,332,000         922,000          5,000      12,259,000

  Net change in unrealized
    gain (loss) on securities
    available for sale, net of
    tax                                                                                      21,000          21,000

  Net income                                                               2,036,000                      2,036,000

  Options exercised
                                               7,000
                                           ---------    ------------    ------------        -------     ------------
BALANCE,
  DECEMBER 31, 1996                        2,406,000    $ 11,332,000    $  2,958,000        $26,000     $ 14,316,000
                                           =========    ============    ============        =======     ============


See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------


                                                              1996            1995            1994

OPERATING ACTIVITIES:
  Net income                                             $  2,036,000    $  2,027,000    $  1,001,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                             678,000         250,000
    Provision for losses on real estate                        80,000          50,000         130,000
    Contribution of real estate                               320,000
    Provision for depreciation                                 51,000          53,000          58,000
    Gain on sale of investment securities, net                (32,000)         (5,000)
    Gain on sale of real estate                                               (14,000)
    Accretion of investment securities
      premiums and discounts, net                            (154,000)       (366,000)       (257,000)
    Gain on sale of loans                                    (295,000)         (6,000)        (11,000)
    Amortization of loan premiums, net                        610,000         649,000         519,000
    (Increase) decrease in interest receivable
      and other assets                                       (473,000)       (431,000)         61,000
    Increase in interest payable
      and other liabilities                                   551,000         433,000       1,390,000
    Deferred income tax benefit                              (273,000)        (29,000)
                                                         ------------    ------------      ----------

          Net cash provided by operating activities         2,421,000       3,039,000       3,141,000
                                                         ------------    ------------      ----------

INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits
    in financial institutions                               2,879,000      (1,494,000)       (119,000)
  Net (increase) decrease in loans                        (19,189,000)    (11,902,000)     11,918,000
  Proceeds from sale of loans                              16,620,000       1,975,000       2,897,000
  Purchases of investment securities                      (24,452,000)    (20,393,000)    (23,537,000)
  Proceeds from maturities of investment securities         7,567,000      17,000,000      13,000,000
  Proceeds from sales of investment securities              4,135,000       1,699,000
  Purchases of premises and equipment                        (212,000)        (87,000)        (91,000)
  Purchase of majority interest in other real estate
    owned                                                                                    (100,000)
  Net decrease in investment in real estate                    12,000         385,000         298,000
  Proceeds from sale of other real estate owned                               210,000       2,593,000
                                                         ------------    ------------      ----------
        Net cash (used in) provided by investing
            activities                                    (12,640,000)    (12,607,000)      6,859,000
                                                         ------------    ------------      ----------

                                                                                          (Continued)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------


                                                             1996           1995           1994

FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits              $ 11,824,000   $  1,568,000   $ (5,237,000)
  Net increase (decrease) in noninterest-bearing
    deposits and other interest-bearing deposits             207,000      9,490,000     (1,761,000)
  Increase in short-term borrowed funds                                                      4,000
                                                        ------------   ------------   ------------
          Net cash provided by (used in) financing
            activities                                    12,031,000     11,058,000     (6,994,000)
                                                        ------------   ------------    ------------

INCREASE IN CASH AND
  CASH EQUIVALENTS
                                                           1,812,000      1,490,000      3,006,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                       27,467,000     25,977,000     22,971,000
                                                        ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                           $ 29,279,000   $ 27,467,000   $ 25,977,000
                                                        ============   ============   ============


SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING ACTIVITIES:
  Acquisition of other real estate owned through
    foreclosure                                                        $    140,000   $  1,289,000
  Net transfer of loans to (from) loans held for sale   $ 20,480,000   $  1,969,000   $   (448,000)
  Loans to facilitate sale of other real estate owned                  $    280,000   $  6,990,000


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                         $  2,721,000   $  2,687,000   $  2,431,000
  Income taxes paid                                     $  1,285,000   $    166,000   $      1,600


                                                                                       (Concluded)

See notes to consolidated financial statements

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), operate one branch in Century City, California. The Company's primary source of revenue is providing loans to customers, which are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies.

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

      Loans - Loans are carried at face amount less payments collected, unearned fees and allowances for loan losses. Interest on loans is accrued monthly on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment.

      Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. Those loans are secured by real estate and are due in amortizing installments over periods of up to 40 years. The loans bear contractual interest at various rates above national prime lending rates and were generally purchased at premiums. Premiums on purchases of government guaranteed loans are amortized on a level-yield method over the estimated lives of the loans, considering prepayments.

      The Bank does not originate or purchase loans with the intention of selling them. When a decision to sell a loan is made, the loan is classified as held for sale and carried at the lower of cost or market value. Gains or losses on the sale of loans are determined on a specific identification basis and reported in earnings.

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

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS No. 114," effective January 1, 1995. SFAS No. 114 prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires an impaired loan to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has determined that the combined effect of adoption of SFAS Nos. 114 and 118 was immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculating its allowance for possible loan losses.

      All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

      Nonaccrual loans are those which are past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Thereafter, interest income is no longer recognized, and the full amount of all payments received, whether principal or interest, is applied to the principal balance of the loan. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

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

      Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Amortization is computed using the straight-line method over the estimated useful lives of the leasehold improvements or the term of the lease, whichever is shorter.

      Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A deferred tax asset is recorded to the extent that management believes it is more likely than not to be realized. A valuation allowance is recognized for the remaining portion of the deferred tax asset.

      Earnings per Share - Earnings per share have been computed on the basis of the weighted-average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares and common stock equivalents used for earnings per share was 2,583,000, 2,502,000 and 2,399,000 for 1996, 1995 and 1994, respectively.

      Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

      Reclassifications - Certain amounts in the 1995 and 1994 financial statements have been reclassified to be comparable to the classification used in the 1996 financial statements.

      Impairment of Long-Lived Assets - On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

      The Company has determined that the impact of SFAS No. 121 on its operations and financial position is not material for the year ended December 31, 1996.

      Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No. 125. The Company does not believe the impact on its operations and financial position will be material upon adoption of SFAS No. 125 or No. 127.

      Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the estimated fair value of the stock options or other awards granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosures about stock compensation required by SFAS No. 123 are included in Note 9.

2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair values of securities available for sale as of December 31, 1996 and 1995 were as follows:


                                                       Gross            Gross
                                    Amortized        Unrealized       Unrealized             Fair
1996                                  Cost             Gains            Losses              Value

U.S. agency securities            $26,753,000         $82,000          $(43,000)         $26,792,000
Other securities                       25,000                                                 25,000
                                  -----------         -------          ---------         -----------

                                  $26,778,000         $82,000          $(43,000)         $26,817,000
                                  ===========         =======          =========         ===========

1995

U.S. agency securities            $13,849,000         $ 8,000          $   --            $13,857,000
Other securities                       25,000                                                 25,000
                                  -----------         -------          ---------         -----------

                                  $13,874,000         $ 8,000          $   --            $13,882,000
                                  ===========         =======          =========         ===========



      The scheduled maturities of securities available for sale at December 31, 1996 were as follows:



                                 Amortized          Fair
                                    Cost            Value

Due in one year or less         $11,231,000      $11,249,000
Due from one to five years           25,000           25,000
Due from five to ten years        3,328,000        3,309,000
Due after ten years              12,194,000       12,234,000
                                -----------      -----------

                                $26,778,000      $26,817,000
                                ==========       ===========



      Securities carried at $2,000,000 were pledged as of December 31, 1996 and 1995 to secure current or future public deposits and for other purposes required or permitted by law.

3.    LOANS

      The loan portfolio consisted of the following at December 31, 1996 and 1995:


                                                                             1996               1995

Real estate loans                                                       $ 44,250,000       $ 45,968,000
Commercial loans                                                          10,564,000          9,958,000
Real estate construction loans                                            11,010,000          1,776,000
Bankers' acceptances                                                      16,733,000          2,000,000
Other loans                                                                  398,000            408,000
                                                                        ------------       ------------

                                                                          82,955,000         60,110,000
Allowance for loan losses                                                 (2,300,000)        (2,000,000)
Deferred loan fees, net                                                     (551,000)          (443,000)
                                                                        ------------       ------------

Loans, net                                                              $ 80,104,000       $ 57,667,000
                                                                        ============       ============
Government guaranteed loans, including premiums on
  loans $22,000 and $1,701,000 at December 31,
  1996 and 1995, respectively                                           $  2,665,000       $ 27,660,000
                                                                        ============       ============
Government guaranteed loans held for sale, including
  premiums on loans of $239,000                                         $  4,833,000
                                                                        ============



      No industry constitutes a concentration in the Bank's portfolio except the real estate construction industry.

      An analysis of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                        1996              1995              1994

Balance, beginning of year                          $ 2,000,000       $ 1,390,000       $ 2,250,000
Provision for loan losses                                                 678,000           250,000
Loans charged off                                      (230,000)         (219,000)       (1,303,000)
Recoveries on loans previously charged off              530,000           151,000           193,000
                                                    -----------       -----------       -----------

Balance, end of year                                $ 2,300,000       $ 2,000,000       $ 1,390,000
                                                    ===========       ===========       ===========



      Management believes the allowance for loan losses as of December 31, 1996 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (the "FDIC") and the California State Banking Department upon subsequent examination of the Bank by such authorities. The Bank's lending is concentrated in real estate in Southern California. In the recent past, this area experienced adverse economic conditions. Further declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date.

      At December 31, 1996 and 1995, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 as amended by SFAS No. 118 was $681,000 and $530,000, respectively. No specific allowance was established for these loans under the provisions of SFAS No.
      114. Generally, this is due to identified losses on such loans having been charged off under regulatory guidelines or because sufficient collateral exists to provide for recovery of the recorded loan amount. The average recorded investment in these impaired loans during 1996 and 1995 was $648,000 and $687,000, respectively. Interest income on impaired loans of $190,764 and $0 was recognized for cash payments received in 1996 and 1995, respectively.

      In the ordinary course of business, the Bank grants loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31, 1996 and 1995:



                                                       1996            1995

           Balance, beginning of year               $  79,000       $ 238,000
           Loans granted or renewed                    30,000          10,000
           Repayments                                 (31,000)       (169,000)
                                                    ---------       ---------

           Balance, end of year                     $  78,000       $  79,000
                                                    =========       =========



4.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following as of December 31, 1996 and 1995:


                                                   1996              1995

Furniture, fixtures and equipment               $ 1,716,000       $ 1,505,000
Leasehold improvements                              531,000           529,000
                                                -----------       -----------

                                                  2,247,000         2,034,000
Accumulated depreciation and amortization        (1,885,000)       (1,834,000)
                                                -----------       -----------

Premises and equipment, net                     $   362,000       $   200,000
                                                ===========       ===========



      Rental expense for premises included in occupancy expenses for 1996, 1995 and 1994 was approximately $356,000, $331,000 and $348,000, respectively.

      The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1996, excluding the effect of future cost-of-living increases provided for in the leases, and net of sublease income:

                                                     Minimum Rental
                                                      Commitments

            1997                                      $  353,000
            1998                                         412,000
            1999                                         423,000
            2000                                         423,000
            2001                                         423,000
            Thereafter                                   494,000
                                                      ----------

            Total                                     $2,528,000
                                                      ==========



      At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance was made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of the amount and amortizing it evenly over the lease term, which expires in February 2003.

5.    OTHER REAL ESTATE OWNED

      No other real estate was owned at December 31, 1996; other real estate owned consisted of the following at December 31, 1995:


              Property acquired through foreclosure              $ 400,000
              Investment in real estate                             12,000
                                                                 ---------

                                                                   412,000
              Allowance for real estate losses                     (20,000)

              Other real estate owned, net                       $ 392,000
                                                                 =========




      The investment in real estate originated as an acquisition and development loan secured by land, and the Bank had a limited partnership interest in the real estate venture. During 1996, the Bank transferred the investment in real estate to a newly formed subsidiary, First Regional Capital. The investment has a zero basis at December 31, 1996 for financial statement reporting purposes.

      Real estate expenses in the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 consist of:



                                                          1996            1995           1994

Donation of other real estate owned                  $ 320,000
Direct write-downs and provisions for losses on
  real estate                                           80,000       $  50,000      $ 130,000
Net real estate (income) expenses                      (20,000)          9,000        385,000
                                                     ---------       ---------      ---------

Real estate expenses, net                            $ 380,000       $  59,000      $ 515,000
                                                     =========       =========      =========

6.    INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, net of valuation adjustments, consists of the following:


                                        1996           1995           1994

Current provision (benefit):
  Federal                           $  997,000       $ (85,000)
  State                                109,000         368,000       $2,000
                                    ----------       ---------       ------

                                     1,106,000         283,000        2,000
                                    ----------       ---------

Deferred provision (benefit):
  Federal                             (389,000)         85,000
  State                                116,000        (114,000)
                                    ----------       ---------

                                      (273,000)        (29,000)
                                    ----------       ---------       ------

Total                               $  833,000       $ 254,000       $2,000
                                    ==========       =========       ======



      Income tax assets (liabilities) consisted of the following at December 31, 1996 and 1995:



                                                          1996              1995

Income taxes currently receivable (payable),
  included in other assets/other liabilities:
  Federal                                              $ 237,000       $ (41,000)
  State                                                   25,000          28,000
                                                       ---------       ---------

                                                         262,000         (13,000)
                                                       ---------       ---------

Deferred income tax asset:
  Federal                                                425,000         235,000
  State                                                  198,000         315,000
  Valuation allowance                                                   (200,000)
                                                       ---------       ---------

                                                         623,000         350,000
                                                       ---------       ---------

Total                                                  $ 885,000       $ 337,000
                                                       =========       =========

      The components of the net deferred income tax asset at December 31 are summarized as follows:



FEDERAL                                                   1996            1995

Deferred tax liabilities:
  Prepaid expenses                                     $ (61,000)      $ (35,000)
  State taxes                                            (68,000)
  Depreciation                                           (62,000)
  Other                                                 (170,000)       (277,000)
                                                       ---------       ---------

Gross liabilities                                       (361,000)       (312,000)
                                                       ---------       ---------

Deferred tax assets:
  Loan and real estate loss allowances                   256,000         283,000
  Deferred compensation                                  134,000         100,000
  State franchise tax                                     88,000
  Tax credits                                                            102,000
  Unrealized loss on securities
  Contribution charge-off                                229,000
  Other                                                   79,000          62,000
                                                       ---------       ---------

Gross assets                                             786,000         547,000
                                                       ---------       ---------

Net deferred tax asset - federal                         425,000         235,000
                                                       ---------       ---------

STATE

Deferred tax liabilities:
  Prepaid expenses                                       (20,000)        (11,000)
  Depreciation                                           (18,000)
  Other                                                  (57,000)        (75,000)
                                                       ---------       ---------

Gross liabilities                                        (95,000)        (86,000)
                                                       ---------       ---------

Deferred tax assets:
  Loan and real estate loss allowances                   146,000         205,000
  Deferred compensation                                   45,000          33,000
  Real estate contribution                                76,000
  Other                                                   26,000         163,000
                                                       ---------       ---------

Gross assets                                             293,000         401,000
                                                       ---------       ---------

Net deferred tax asset - state                           198,000         315,000
                                                       ---------       ---------

Net deferred tax asset before valuation allowance        623,000         550,000
Valuation allowance                                                     (200,000)
                                                       ---------       ---------

Net deferred tax asset                                 $ 623,000       $ 350,000
                                                       =========       =========

      The provision for income taxes (benefit) for the years ended December 31, 1996, 1995 and 1994 varied from the federal statutory tax rate for the following reasons:


                                        1996                        1995                         1994
                            -------------------------- --------------------------- ----------------------------
                                AMOUNT         RATE         AMOUNT          RATE       AMOUNT            RATE

Tax expense (benefit)
  at statutory rate         $ 1,014,000        35.0 %   $   798,000         35.0 %   $   351,000         35.0 %

State franchise taxes,
  net of federal
  income tax benefit            146,000         5.1         167,000          7.3           1,000          0.1

Valuation allowance            (200,000)       (6.9)       (996,000)       (43.7)        169,000         17.0

Tax credits resulting
  from loss carryback                                       174,000          7.6        (511,000)       (51.5)

Other, net                     (127,000)       (4.4)        111,000          4.9          (8,000)        (0.4)
                            -----------      ------     -----------       ------     -----------        -----

Total                       $   833,000        28.8 %   $   254,000         11.1 %   $     2,000          0.2 %
                            ===========      ======     ===========       ======     ===========        =====


7.    COMMITMENTS AND CONTINGENCIES

      As of December 31, 1996, the Company had the following commitments and contingent liabilities:

        Undisbursed loans                                        $18,906,000
        Standby letters of credit                                    951,000

      The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates.

      The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 25% matching on the first 3% of wages contributed by an employee, and 75% matching on the next 3% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $28,000, $7,000 and $18,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      As of December 31, 1996, the Bank had unused lines of credit with other depository institutions of $5,500,000.

      The Bank's principal regulators are the FDIC and the California State Department of Banking; the Company is regulated by the Federal Reserve Bank. At periodic intervals, these agencies examine the Bank and the Company as part of their legally prescribed oversight responsibilities.

      Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and which are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $611,000 and $540,000 at December 31, 1996 and 1995, respectively.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1996 and 1995, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category. Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 1996 and 1995 (the Company's ratios and amounts are substantially the same):



                                                                                                               To Be Well
                                                                                                            Capitalized under
                                                                          For Capital                       Prompt Corrective
                                       Actual                          Adequacy Purposes                    Action Provisions
                              -------------------------       ----------------------------------   ---------------------------------
                                  Amount       Ratio               Amount                Ratio         Amount               Ratio

As of December 31, 1996:
  Total capital
    (to risk-weighted          $15,388,773     17.7 %     >     $ 6,968,000      >       8.0 %      $ 8,710,000     >       10.0 %
                                                          _                      _                                  _
assets)
  Tier I capital
    (to risk-weighted          $14,283,000     16.4 %     >     $ 3,484,000      >       4.0 %      $ 5,226,000     >       6.0 %
                                                          _                      _                                  _
assets)
  Tier I capital
    (to average assets)        $14,283,000     9.71 %     >     $ 5,883,000      >       4.0 %      $ 7,353,000     >       5.0 %
                                                          _                      _                                  _
As of December 31, 1995:
  Total capital
    (to risk-weighted          $13,199,000     17.17 %    >     $ 6,144,000      >       8.0 %      $ 7,680,000     >       10.0 %
                                                          _                      _                                  _
assets)
  Tier I capital
    (to risk-weighted          $12,226,000     15.91 %    >     $ 3,072,000      >       4.0 %      $ 4,608,000     >       6.0 %
                                                          _                      _                                  _
assets)
  Tier I capital
    (to average assets)        $12,226,000     8.96 %     >     $ 5,458,000      >       4.0 %      $ 6,823,000     >       5.0 %
                                                          _                      _                                  _


9.    STOCK COMPENSATION PLANS

      The Company has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in 2000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, are exercisable and expire as determined by the Board of Directors.

      During 1994, the Board of Directors authorized cancellation of the outstanding options under the plan of 275,000 shares at an exercise price of $2.75 per share. These options were subsequently reissued at an exercise price of $2.00 per share, vesting over a five-year period and expiring on January 1, 2000. During 1996, 1995 and 1994, additional options were granted to officers for an aggregate of 20,000, 30,000 and 40,000 shares, respectively, at exercise prices ranging from $3.50 - $5.75 per share in 1996, $2.50 - $3.50 per share in 1995 and $2.00 per share in 1994.

      In 1996, under the terms of the Plan, 10,000 stock options were exchanged for 7,000 shares of stock.

      At December 31, 1996, 1995 and 1994, the Company had options outstanding granted under the plan as follows:



                                 1996                        1995                              1994
                        ----------------------      ----------------------       ---------------------
                                     Weighted                    Weighted                    Weighted
                                     Average                     Average                     Average
                                     Exercise                    Exercise                    Exercise
                         Shares       Price           Shares      Price           Shares      Price

Outstanding at
  Beginning of year      345,000      $ 2.09          315,000      $ 2.00         275,000     $ 2.75

Granted                   20,000        4.63           30,000        3.00         315,000       2.00
Exercised                 10,000        2.00
Terminated                15,000        2.00                                      275,000       2.75
                        --------                     --------                    --------
Outstanding at
  End of year            340,000      $ 2.24          345,000      $ 2.09         315,000     $ 2.00
                        ========                     ========                    ========

Options Exercisable
  at Year end             64,000      $ 2.09              -        $ -                -       $ -
                        ========                     ========                    ========



      The estimated fair value of options granted during 1996 and 1995 was $2.45 and $1.60 per share, respectively. No compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                                                       1995            1995

Net income to common shareholders:
  As reported                                       $2,036,000      $2,027,000
  Pro forma                                         $2,029,000      $2,023,000

Net income to per common and share equivalent:
  As reported                                       $     0.79      $     0.81
  Pro forma                                         $     0.79      $     0.81



      The fair values of options granted under the Company's fixed stock option plan during 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 53%, risk free interest rate of 6.3%, and expected lives of five years.

10.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                  December 31, 1996         December 31, 1995
                                               -----------------------   -----------------------
                                                Carrying   Estimated      Carrying   Estimated
                                                 Amount    Fair Value      Amount    Fair Value
                                                   (In thousands)            (In thousands)

Assets:
  Cash and due from banks                       $ 6,499      $ 6,499      $ 6,777      $ 6,777
  Federal funds sold                             22,780       22,780       20,690       20,690
  Interest-bearing deposits in
    financial institutions                        5,242        5,242        8,121        8,121
  Investment securities available for sale       26,817       26,817       13,882       13,882
  Loans                                          80,104       82,399       57,667       59,490
  Government guaranteed loans                     7,498        7,713       27,660       28,033


Liabilities:
  Deposits:
    Noninterest-bearing                          22,516       22,516       24,005       24,005
    Interest-bearing:
      Time deposits                              24,839       24,849       13,015       13,013
      Money market and other deposits            89,400       89,400       87,704       87,704



      Fair market values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 1996 and 1995.

      The fair values of cash and due from banks, federal funds sold, interest-bearing deposits in financial institutions, noninterest-bearing deposits, and money market and other deposits approximate their carrying value.

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

      No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $681,000 in 1996 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. In addition, the fair value of commitments is immaterial to the financial statements as a whole.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.   INTEREST EXPENSE

      A summary of interest expense on deposits for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                               1996            1995            1994

          Money market savings/NOW account deposits      $2,105,000      $2,069,000      $2,000,000
          Time deposits under $100,000                      222,000         205,000         149,000
          Time deposits of $100,000 or more                 616,000         431,000         256,000
          Savings deposits                                   27,000          27,000          27,000
                                                         ----------      ----------      ----------

                                                         $2,970,000      $2,732,000      $2,432,000
                                                         ==========      ==========      ==========


      The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1996 and 1995 was approximately $16,781,000 and $9,016,000, respectively.

12.   OTHER OPERATING EXPENSES

      Included in other operating expenses for the years ended December 31, 1996, 1995 and 1994 are the following items:


                                         1996            1995            1994

          Professional services      $  467,000      $  424,000      $  381,000
          FDIC assessment                 2,000         161,000         339,000
          Data processing fees          242,000         225,000         281,000
          General insurance             108,000         134,000         126,000
          Directors' fees                59,000         105,000          87,000
          Equipment expense              87,000         136,000          83,000
          Other                         946,000         764,000         936,000
                                     ----------      ----------      ----------
          Total                      $1,911,000      $1,949,000      $2,233,000
                                     ==========      ==========      ==========

13.   TRANSCORP RELATIONSHIP

      Transcorp Pension Services, Inc. ("Transcorp"), a corporate customer of the Bank, is an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans for which the Bank provides custodial and other services. Deposits of custodial clients of the plans Transcorp administers represent approximately 54% and 57% of the Bank's total deposits as of December 31, 1996 and 1995, respectively. The deposit and service relationships with Transcorp are governed by an agreement that requires, among other things, not less than a 30-day prior notice of intent by either party to terminate the relationships and withdrawal of the deposited amount over a two-year period. For the years ended December 31, 1996, 1995 and 1994, the Bank paid interest of $1,746,000, $1,717,000 and $1,733,000, respectively, on deposits of
      Transcorp custodial clients, and paid $1,089,000, $1,093,000 and $1,105,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

      In the first quarter of 1997 the Bank was informed of a proposed merger of Transcorp with another company under which the Bank's custodial services would no longer be required, and that for this reason Transcorp intended to terminate the deposit and service relationships between Transcorp and the Bank. Because the Bank has invested the Transcorp-related deposits in highly liquid assets, the Bank anticipates no difficulty in accommodating the deposit withdrawals over the two-year period called for in its agreement with Transcorp. The Bank intends to replace the Transcorp-related deposits with deposits obtained from other sources. Management believes that the Transcorp relationship has been profitable for the Bank, but it is impossible to determine what impact, if any, the termination of the Transcorp relationships will have on the Bank's future results.

14.   RELATED PARTY TRANSACTIONS

      In 1992 the Bank entered into an agreement with a director whereby the Bank receives management and consulting services for properties. Total payments in 1996, 1995 and 1994 to the director under the agreement were $6,000, $4,000 and $71,000, respectively. In the opinion of the Bank, the terms of the agreement are no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

      As of December 31, 1996 and 1995, deposits from directors, officers and their affiliates amounted to $6,346,000 and $6,948,000, respectively.

15.   FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

      As of December 31, 1996 and 1995, the Company's investment in the Bank was recorded on the equity method at $14,283,000 and $12,205,000, respectively. The Company's cash balance held in the Bank was $6,000 and $34,000 as of December 31, 1996 and 1995, respectively. There were no other significant assets or liabilities recorded on the Company's balance sheets. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. There were no dividends paid by the Bank to the Company in 1996, 1995 or 1994.

      Federal law restricts the Bank from extending credit to the Company, as any such extensions of credit are subject to strict collateral requirements.

                                    ******

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

11     Statement regarding computation of per share earnings (see Note 1 of the
Notes to Consolidated Financial Statements at page 56 of this report on Form
10-K)

22     Subsidiary of Registrant

27     Financial Data Schedule