Form 10-Q
period 1997-03-31
FIRST REGIONAL BANCORP
filed 1997-05-08
CIK 356708

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



Quarter Ended             March 31, 1997
              -------------------------------------------------------------

Commission File Number    0-10232
                       ----------------------------------------------------

                            FIRST REGIONAL BANCORP
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                      95-3582843
-------------------------------                 ---------------------------
State or other jurisdiction of                          IRS Employer
incorporation or organization                      Identification Number


1801 Century Park East, Los Angeles, California             90067
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
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value                       2,446,131
       --------------------------            -----------------------------
                Class                          Outstanding on May 9, 1997

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                  March 31   December 31,
                                                    1997         1996
                                                  --------   ------------
ASSETS
------
Cash and due from banks                           $  6,648       $  6,499
Time deposits with other financial
 institutions                                        5,340          5,242
Investment securities                               23,830         26,817
Funds sold                                          15,830         22,780

Federally guaranteed loans                           3,902          7,498
Other loans, net of allowance for losses of
 $1,714,000 in 1997 and $2,300,000 in 1996          90,778         80,104

Premises and equipment, net of accumulated
 depreciation                                          372            362
Other real estate owned                                  0              0
Accrued interest receivable and other assets         2,772          3,147
                                                  --------       --------

 Total Assets                                     $149,472       $152,499
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                   $ 23,198       $ 22,516
 Savings deposits                                    5,026          5,444
Money market deposits                               82,663         83,956
Time deposits                                       22,453         24,839
                                                  --------       --------

 Total deposits                                    133,340        136,755

Securities sold under agreement to repurchase          (94)             0
Accrued interest payable and other liabilities       1,571          1,378
                                                  --------       --------

 Total Liabilities                                 134,817        138,133

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,446,131 and 2,398,800 shares
 outstanding in 1997 and 1996, respectively         11,332         11,332
Retained earnings                                    3,319          2,958

                                                 March 31   December 31,
                                                   1997         1996
                                                 --------   ------------
Net unrealized gain (loss) on securities
 available for sale                                     4             26
                                                 --------       --------

 Total Shareholders' Equity                        14,655         14,316
                                                 --------       --------

 Total Liabilities and Shareholders' Equity      $149,472       $152,499
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


                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1997       1996
                                                 --------   --------
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                        $2,007    $2,120
 Interest on time deposits with
 other financial institutions                         78        97
 Interest on investment securities                   593       263
 Interest on funds sold                              255       294
                                                  ------    ------
 Total revenue from earning assets                 2,933     2,774

COST OF FUNDS:

Interest on deposits                                 846       724
 Interest on securities sold under
 agreements to repurchase                             (1)        4
                                                  ------    ------
 Total cost of funds                                 845       728

Net revenue from earning assets
 before provision for loan losses                  2,088     2,046

PROVISION FOR LOAN LOSSES                            156       100
                                                  ------    ------

Net revenue from earning assets                    1,932     1,946

OPERATING INCOME

Net gains (losses) on sales of investment
 securities                                            0       (20)
Other revenue                                        183       105
                                                  ------    ------
Total operating income                               183        85

OPERATING EXPENSES:

Salaries and related benefits                        691       625
 Occupancy expense                                    92        89
 Equipment expense                                    46        33
Promotion expense                                     37        30
Professional service expense                         165       171
Customer service expense                             298       318
Supply/communication expense                          31        42
Other expenses                                       137       123
                                                  ------    ------
Total operating expenses                           1,497     1,431

Income before provision for income taxes             618       600

PROVISION FOR INCOME TAXES                           256        66
                                                  ------    ------



                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1997        1996
                                                  ------      ------
NET INCOME                                        $  362      $  534
                                                  ======      ======

NET INCOME PER SHARE (Note 2)                     $ 0.15      $ 0.22
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

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1997        1996
                                                            ---------   --------

OPERATING ACTIVITIES

     Net Income                                             $    362    $   534

          Adjustments to reconcile net income to
           net cash provided by operating activities:

               Provision for loan losses                         156        100
               Provision for depreciation and
                amortization                                      19         12
               Amortization of investment security
                and guaranteed loan premiums                      32        111
               Accretion of investment security
                discounts                                        (43)       (42)
               Decrease (increase) in interest
                receivable                                       357         19
               Increase (decrease) in interest payable            12        138
               Increase (decrease) in taxes payable              255         66
               Net increase (decrease) in other
                liabilities                                      (75)       764
                                                            --------    -------

               Net cash provided by
                operating activities                        $  1,075    $ 1,702


INVESTING ACTIVITIES

     Decrease (increase) in investments in time
      deposits with other financial institutions            $    (98)   $ 3,466
     Decrease (increase) in investment securities              2,988     (5,055)
     Decrease (increase) in guaranteed loans                   3,584      2,005
     Net decrease (increase) in other loans                  (10,830)       602
     Decrease (increase) in premises and equipment               (29)        (2)
     Decrease (increase) in other real estate owned                0         32
     Net decrease (increase) in other assets                      18       (703)
                                                            --------    -------

          Net cash provided by
          investing activities                              $ (4,367)   $   345

                                                     Three Months Ended
                                                          March 31,
                                                      1997         1996
                                                    ---------   ---------
FINANCING ACTIVITIES

     Net increase (decrease) in demand
      deposits, savings accounts, and
      money market accounts                         $(1,029)     $(5,461)
     Net increase (decrease) in time deposits        (2,386)       2,029
     Increase (decrease) in securities sold
      under agreement to repurchase                     (94)         (15)
                                                    -------      -------

          Net cash provided by
           financing activities                     $(3,509)     $(3,447)


Increase (decrease) in cash and cash
 equivalents                                        $(6,801)     $(1,400)

Cash and cash equivalents, beginning of
period                                               29,279       27,467
                                                    -------      -------

Cash and cash equivalents, end of period            $22,478      $26,067
                                                    =======      =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 1997
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1996 financial statements have been reclassified to be comparable with the classifications used in the 1997 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three month periods ended March 31, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1996 annual report.

NOTE 2 - Per share information is based on the number of common shares outstanding, which was 2,446,131 for 1997 and 2,398,800 for 1996. No adjustment has been made for outstanding stock options.

NOTE 3 - As of March 31, 1997 the Bank had a total of $777,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1997 the Company had identified loans having an aggregate average balance of $3,361,917 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1997 totalled $237,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of

          SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1997.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at March 31, 1997 by $4,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


SUMMARY
-------

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

As of March 31, 1997 total assets were $149,472,000 compared to $152,499,000 at December 31, 1996, a decrease of $3,027,000 or 2%. A modest decline in asset levels is customary in the first quarter of each year, and the March 31, 1997 total reflects considerable growth over the $135,907,000 in total assets which existed on the same date in 1996. For the most part, this year's shrinkage was the result of a decrease in deposits of $3,415,000 or 2%, to $133,340,000 on March 31, 1997 from $136,755,000 at December 31, 1996; the reduction was centered in time deposits, although smaller decreases were experienced in the areas of savings deposits and money market deposits. Demand deposits grew in the first quarter, partially offsetting the declines which took place in the other deposit categories. There were several changes in the composition of the Bank's assets during the first quarter. Other loans (net) grew by $10,674,000 due to increased investments in bankers acceptances, but Federally guaranteed loans fell by $3,596,000 due to continued sales of loans during the quarter under the loan sale program begun in the fourth quarter of 1996. These changes brought the Bank's total loans to $94,680,000 at March 31, 1997 from the December 31, 1996 total of $87,602,000. The combined effect of the growth in loans and the modest reduction in deposits was some shrinkage in the level of total liquid assets. In particular, investment securities fell by approximately $3 million due to maturing instruments, while funds sold fell by $6,950,000 in order to accommodate the changes which took place in the rest of the balance sheet.

The Company earned a profit of $362,000 in the first quarter of 1997, compared to earnings of $534,000 in the three months ended March 31, 1996. The 1996 results reflect the benefits of the reversal of a tax reserve in that period; income before taxes was $618,000 in the first quarter of 1997 versus $600,000 for the same period in the prior year. The increase in pre-tax earnings primarily reflects stable net interest revenue resulting from the growth in the level of earning assets over the prior year, combined with gains on sale of loans and real estate which offset slightly higher non-interest expenses.

NET INTEREST INCOME
-------------------

Total revenue from earning assets rose by $159,000 (6%) for the three months ended March 31, 1997 compared to the same period in 1996. This revenue increase came largely because of the higher level of earning assets which prevailed in 1997 compared to the prior year, although modest reductions in interest rates which occurred in the latter part of 1996 served to reduce the effects of the growth when viewed in relation to the preceding year. While yields on earning assets fell over the past year, the cost of funds has been much more stable, with the result that growth in deposits over the past year has resulted in a substantial increase in interest expense, which rose from $728,000 in the first quarter of 1996 to $845,000 for the same period in 1997, an increase of $117,000 or 16%. Thus, in comparing the first quarter of 1997 to the same period in 1996, the cost of interest bearing liabilities rose significantly, while interest revenues likewise rose. The combined effect of these changes was a slight increase in net revenue from earning assets to $2,088,000 in the first quarter of 1997 from $2,046,000 for the first three months of 1996.

OPERATING INCOME
----------------

Other revenue rose from $105,000 in the first quarter of 1996 to $183,000 in the three months ended March 31, 1997. The increase in this category of income was largely due to gains realized on the sale of loans of $79,000, and gains on sales of land of $70,000. There were no such gains in either of these categories in the first quarter of 1996. During the first quarter of 1996, changes in the relative levels of interest rates made it advisable for one of the Bank's investment securities to be sold, and a loss of $20,000 was incurred on the sale. No gains or losses on securities sales were realized in the first quarter of 1997.

PROVISION FOR POSSIBLE LOSSES
-----------------------------

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

The allowance for possible losses was $1,714,000 and $2,300,000 (or 1.78% and 2.56% of gross outstanding loans) at March 31, 1997 and December 31, 1996 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $156,000 for the three month period ended March 31, 1997, compared to 100,000 in the first quarter of 1996. For the three months ended March 31, 1997, the Company generated net loan chargeoffs of $541,000; by comparison, in the first quarter of 1996 the Company experienced net loan recoveries of $43,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1997 the Company had identified loans having an aggregate average balance of $3,362,000 which it concluded were impaired under SFAS No.
114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1997 totalled $237,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1997.

OPERATING EXPENSES
------------------

Overall operating expenses increased in the first quarter of 1997 compared to the same period of 1996, although some categories of expense actually decreased from the levels of previous periods. Operating expenses rose from a total of $1,431,000 for the first quarter of 1996 to $1,497,000 for the three months ended March 31, 1997.

Salary and related benefits increased by $66,000, rising to a total of $691,000 for the first quarter of 1997 from $625,000 for the same period in 1996. The increase principally reflects employee salary adjustments, as well as increases in staffing which took place in recent years as part of the Bank's program to increase its level of assets. Occupancy expense remained generally stable, rising slightly from $89,000 for the three months ended March 31, 1996 to $92,000 in the first quarter of 1997. Other operating expenses were virtually unchanged in 1997 compared to the prior year, falling to $714,000 for the first quarter of 1997 from $717,000 for the first three months of 1996. In addition to the benefits of the Bank's ongoing program of expense control, the expense reduction from prior years reflects the absence in both 1997 and 1996 of premiums for deposit insurance.

The combined effects of the above-described factors resulted in income before taxes of $618,000 for the first quarter of 1997 compared to $600,000 for the three months ended March 31, 1996. In the first quarter of 1996, the Company's federal tax provision was offset by the reversal of a reserve for deferred tax assets; there was no such reserve reversal in 1997. Thus, reflecting both the higher 1997 income level and the absence of the reserve reversal, the Company's provision for taxes for the first quarter rose from just $66,000 in 1996 to $256,000 in 1997. This brought Net Income for the first quarter of 1997 to $362,000 compared to $534,000 for the same period in 1996.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits with other financial institutions, investment securities, and funds sold) stood at 38.7% of total deposits at March 31, 1997. This level represents a slight decrease from the 44.9% liquidity level which existed on December 31, 1996. In addition, at March 31, 1997 almost $27 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant sources of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 71.0% and 64.1% as of March 31, 1997 and December 31, 1996, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 1997, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                       One month     Six months     One year
                                                        but less      but less      but less                Non-interest
                                Floating  Less than      than           than         than       Five years    earning
Category                          Rate    one month    six months     one year     five years     or more    or bearing   Total
================================================================================================================================
Fed funds sold                    15,830         0            0            0            0            0            0       15,830
Time deposits with other banks         0     1,683        3,558           99            0            0            0        5,340
Investment securities             15,935         0        7,870            0           25            0            0       23,830
  Subtotal                        31,765     1,683       11,428           99           25            0            0       45,000

Loans                             71,277     4,000       19,050          313           40            0            0       94,680
  Total earning assets           103,042     5,683       30,478          412           65            0            0      139,680

Cash and due from banks                0         0            0            0            0            0        6,648        6,648
Premises and equipment                 0         0            0            0            0            0          372          372
Other real estate owned                0         0            0            0            0            0            0            0
Other assets                           0         0            0            0            0            0        2,772        2,772
  Total non-earning assets             0         0            0            0            0            0        9,792        9,792

  Total assets                   103,042     5,683       30,478          412           65            0        9,792      149,472


Funds purchased                      (94)        0            0            0            0            0            0          (94)
Repurchase agreements                  0         0            0            0            0            0            0            0
  Subtotal                           (94)        0            0            0            0            0            0          (94)

Savings deposits                   5,026         0            0            0            0            0            0        5,026
Money market deposits             82,663         0            0            0            0            0            0       82,663
Time deposits                          0    12,903        8,406        1,074           70            0            0       22,453
  Total bearing liabilities       87,595    12,903        8,406        1,074           70            0            0      110,048

Demand deposits                        0         0            0            0            0            0       23,198       23,198
Other liabilities                      0         0            0            0            0            0        1,571        1,571
Equity capital                         0         0            0            0            0            0       14,655       14,655
  Total non-bearing liabilities        0         0            0            0            0            0       39,424       39,424

  Total liabilities               87,595    12,903        8,406        1,074           70            0       39,424      149,472

    GAP                           15,447    (7,220)      22,072         (662)          (5)           0      (29,632)           0

    Cumulative GAP                15,447     8,227       30,299       29,637       29,632       29,632            0            0

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

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency obligations. As mentioned above, a loss of $20,000 was incurred on a security sale in the first quarter of 1996; no gains or losses were recorded on securities sales in the first quarter of 1997. As of March 31, 1997 the Company's investment portfolio contained gross unrealized gains of $63,000 and gross unrealized losses of $57,000. By comparison, at March 31, 1996 the Bank's investment portfolio contained gross unrealized gains of $51,000 and gross unrealized losses of $4,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized net gain (adjusted for taxes) of $4,000 at March 31, 1997 gave rise to a $4,000 increase in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $14,655,000 and $14,316,000 as of March 31, 1997 and December 31, 1996,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                       3-31-97        12-31-96
                                       -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement             4.00%           4.00%
     First Regional Bancorp             9.80%           9.38%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                       3-31-97        12-31-96
                                       -------        --------
Tier I Capital to Assets:
     Regulatory requirement             4.00%           4.00%
     First Regional Bancorp            16.19%          17.07%

                                       3-31-97        12-31-96
                                       -------        --------
Tier I + Tier II Capital to Assets:
     Regulatory requirement              8.00%           8.00%
     First Regional Bancorp             17.45%          18.34%

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No items were submitted to a vote of the Company's shareholders during the first quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: May 9, 1997             /s/ Jack A. Sweeney
                              ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: May 9, 1997             /s/ Thomas McCullough
                              ------------------------------------------
                              Thomas McCullough, Chief Financial Officer