Form 10-Q
period 1997-06-30
FIRST REGIONAL BANCORP
filed 1997-08-08
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended             June 30, 1997
             --------------------------------------------------------------

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
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value             2,446,131
       --------------------------   -----------------------------
               Class                Outstanding on August 8, 1997

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (In Thousands)
                                  (unaudited)

                                                    June 30,   December 31,
                                                      1997         1996
                                                    --------   ------------
ASSETS
------

Cash and due from banks                             $  5,443       $  6,499
Time deposits with other financial
 institutions                                          3,756          5,242
Investment securities                                 25,257         26,817
Funds sold                                            31,970         22,780

Federally guaranteed loans                             3,036          7,498
Other loans, net of allowance for losses of
 $1,697,000 in 1997 and $2,300,000 in 1996            77,420         80,104

Premises and equipment, net of accumulated
 depreciation                                            465            362
Other real estate owned                                    0              0
Accrued interest receivable and other assets           2,563          3,147
                                                    --------       --------

 Total Assets                                       $149,910       $152,499
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                     $ 26,476       $ 22,516
Savings deposits                                       4,945          5,444
Money market deposits                                 85,485         83,956
Time deposits                                         16,416         24,839
                                                    --------       --------

 Total deposits                                      133,322        136,755

Securities sold under agreement to repurchase             52              0
Accrued interest payable and other liabilities         1,573          1,378
                                                    --------       --------

 Total Liabilities                                   134,947        138,133

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,446,131 and 2,398,800 shares
 outstanding in 1997 and 1996, respectively           11,332         11,332
Retained earnings                                      3,616          2,958

                                                    June 30,   December 31,
                                                      1997         1996
                                                    --------   ------------

Net unrealized gain (loss) on securities
 available for sale                                       15             26
                                                    --------       --------

 Total Shareholders' Equity                           14,963         14,316
                                                    --------       --------

 Total Liabilities and Shareholders' Equity         $149,910       $152,499
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
                                  (Unaudited)

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                    ------------------     ------------------
                                                    1997          1996     1997          1996
                                                    ------------------     ------------------
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                          $2,091      $2,314     $4,098      $4,434
Interest on time deposits with
 other financial institutions                           65          47        143         144
Interest on investment securities                      569         273      1,162         536
Interest on funds sold                                 240         338        495         632
                                                    ------      ------     ------      ------
 Total revenue from earning assets                   2,965       2,972      5,898       5,746

COST OF FUNDS:

Interest on deposits                                   797         689      1,643       1,413
Interest on securities sold under
 agreements to repurchase                                0           0         (1)          4
                                                    ------      ------     ------      ------
 Total cost of funds                                   797         689      1,642       1,417

Net revenue from earning assets
 before provision for loan losses                    2,168       2,283      4,256       4,329

PROVISION FOR LOAN LOSSES                              257         150        413         250
                                                    ------      ------     ------      ------

Net revenue from earning assets                      1,911       2,133      3,843       4,079

Net gain (loss) on sales of
 securities                                              0           0          0         (20)
Other revenue                                          186         101        369         206

OPERATING EXPENSES:

Salaries and related benefits                          722         652      1,413       1,277
Occupancy expense                                       97          98        189         187
Equipment expense                                       44          41         90          74
Promotion expense                                       38          34         75          64
Professional service expense                           217         166        382         337
Customer service expense                               306         320        604         638
Supply/communication expense                            36          46         67          88
Other expenses                                         115         151        252         274
                                                    ------      ------     ------      ------

 Total operating expenses                            1,575       1,508      3,072       2,939
                                                    ------      ------     ------      ------

Income before provision for
 income taxes                                          522         726      1,140       1,326

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                    ------------------     ------------------
                                                    1997          1996     1997          1996
                                                    ------------------     ------------------

PROVISION FOR INCOME TAXES                            224          282       480          348
                                                    -----        -----     -----        -----

NET INCOME                                          $ 298        $ 444     $ 660        $ 978
                                                    =====        =====     =====        =====

NET INCOME PER SHARE
 (Note 2)                                           $0.12        $0.19     $0.27        $0.41
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

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                       1997       1996
                                                     --------   ---------

OPERATING ACTIVITIES

     Net Income                                      $  660     $   978

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                        413         250
       Provision for real estate losses                   0          30
       Provision for depreciation and
            amortization                                 52         240
       Amortization of investment securities
            net discounts                              (116)        (68)
       Decrease (increase) in interest
            receivable                                  574          98
       Increase (decrease) in interest payable          (27)         12
       Increase (decrease) in taxes payable              79          98
       Net increase (decrease) in other
            liabilities                                 143         790
                                                     ------     -------

            Net cash provided (used) by
            operating activities                     $1,778     $ 2,428


INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities available for sale            $1,662     $(3,031)
     Decrease (increase) in time deposits
            with other financial
            institutions                              1,486       4,058
     Decrease (increase) in guaranteed loans          4,446       1,359
     Decrease (increase) in other loans               2,271       3,594
     Purchases of premises and equipment               (138)        (20)
     Sales of other real estate owned                     0          12
     Net decrease (increase) in other assets             10        (952)
                                                     ------     -------

            Net cash provided by
            investing activities                     $9,737     $ 5,020


FINANCING ACTIVITIES

     Net decrease in demand deposits,
            savings accounts, and money
            market accounts                          $4,990     $(3,897)

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                     Six Months Ended
                                                         June 30,
                                                    -------------------
                                                    1997           1996
                                                    -------     -------

     Net increase in time deposits                   (8,423)      2,906
     Increase (decrease) in securities sold
            under agreement to repurchase                52         (29)
                                                    -------     -------

            Net cash (used) provided by
            financing activities                    $(3,381)    $(1,020)


Increase in cash and cash equivalents               $ 8,134     $ 6,428

Cash and cash equivalents, beginning of
period                                               29,279      27,467
                                                    -------     -------

Cash and cash equivalents, end of period            $37,413     $33,895
                                                    =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                  $ 1,669     $ 1,406
     Taxes paid                                     $   401     $   250

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1997
                                  (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at June 30, 1997 and December 31, 1996 and the results of operations for the three and six month periods ended June 30, 1997 and 1996 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1996 annual report.

          Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-loking statements relate to, among other things, expectations of the business environment in which the Company and the Bank operate, projections of future performance, perceived opportunities in the market, and statements regarding the Company's and/or the Bank's mission and vision. The Company's and/or the Bank's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. The following discusses certain factors which may affect the Company's and/or the Bank's financial results and operations and should be considered in evaluating the Company and/or the Bank.

NOTE 2 - Per share information was based on the number of common shares outstanding, which was 2,446,131 in 1997 and 2,398,800 in 1996. No adjustment has been made for outstanding stock options.

NOTE 3 - As of June 30, 1997 the Bank had a total of $579,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a

          Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended June 30, 1997 the Company had identified loans having an aggregate average balance of $2,571,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at June 30, 1997 totalled $299,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of June 30, 1997.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at June 30, 1997 by $15,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

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

At June 30, 1997 total assets were $149,910,000 compared to $152,499,000 at December 31, 1996, a decrease of $2,589,000 or 2%. This modest decrease was due to a slight shrinkage in deposits combined with a small amount of growth in other liabilities. The overall stability which took place in liabilities contrasted sharply with the significant changes in asset composition which took place during the period. Other loans declined, falling by $2,684,000 or 3% to $77,420,000 at June 30, 1997 from $80,104,000 at the end of 1996. The falling loan total was principally due to the continuation of the Bank's program of selling off its portfolio of government guaranteed loans in order to pursue other lending opportunities, as well as the maturity of a number of bankers acceptances. The reduction in loans combined with the general overall stability in deposits resulted in an increase in liquid assets, principally funds sold, which rose from a yearend 1996 level of $22,780,000 to $31,970,000 at June 30, 1997. The levels of other categories of liquid assets also underwent minor changes: time deposits with other financial institutions fell from $5,242,000 at December 31, 1996 to $3,756,000 at June 30, 1997, while investment securities fell to $25,257,000 on June 30, 1997 from $26,817,000 at the end of 1996. Most other categories of assets and liabilities experienced relatively minor changes in the period from December 31, 1996 to June 30, 1997.

The Company earned a profit of $298,000 in the three months ended June 30, 1997 compared to $444,000 in the second quarter of 1996. The results for the six months ended June 30, 1997 were profits of $660,000 compared to a profit of $978,000 for the corresponding period of 1996.

NET INTEREST INCOME
-------------------

The Company's net interest income fell slightly for both the second quarter and the first half of 1997 versus 1996. Net revenue from earning assets before provisions for loan losses fell by $115,000 (5%) for the three months ended June 30, 1997 compared to the same period in 1996. The results for the six month period ending June 30, 1997 were a decrease of $73,000 (2%) compared to the corresponding period in 1996. The decline in total revenues reflected changes in the levels of earning assets, slight increases in the overall level of interest rates, and an increase in the levels of non-performing or non-earning assets. In the area of the cost of funds, expense levels likewise rose despite the slight shrinkage in total deposits, as the modest interest rate increases led to a corresponding increase in this category of expense.

OTHER REVENUE
-------------

Other revenue rose somewhat, from $101,000 in the second quarter of 1996 to $186,000 for the three months ended June 30, 1997, an 84% increase. For the first half of 1997 other revenue was $369,000 compared to $206,000 for the six months ended June 30, 1996, for an increase of $163,000 or 79%. The changes between 1997 and 1996 primarily reflect the receipt of proceeds on the sale of land associated with Silver Sands Estates, a real estate project in Arizona which is selling off its few remaining lots. Most other categories of other revenue were largely unchanged between the two years. No gains on securities sales were realized in the second quarter of 1997 or 1996. For the first six months of 1996, a loss on securities sales of $20,000 was incurred; no such losses were incurred for the like period of 1997.

PROVISION FOR LOAN LOSSES
-------------------------

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

The allowance for loan losses was $1,697,000 and $2,300,000 (or 2.38% and 2.56% of gross outstanding loans) at June 30, 1997 and December 31, 1996 respectively. The Company's loan portfolio did experience some decline in its overall credit quality due to problems with three borrowers, and based on its ongoing analysis of the risks presented by its loan portfolio and the expectation of future loan growth the Company's provisions for losses were $257,000 and $413,000 for the three and six month periods ended June 30, 1997, respectively. By comparison, the Company made provisions of $150,000 and $250,000, respectively, for the second quarter and the first six months of 1996. In 1997, the Bank experienced net loan chargeoffs of $475,000 and $1,016,000, respectively, for the three and six month periods ended June 30, 1997; in sharp contrast, the Bank experienced net loan chargeoffs of $58,000 in the second quarter of 1996 and net chargeoffs of $15,000 for the first six months of 1996.

OPERATING EXPENSES
------------------

Overall, the Company experienced modest increases in operating expenses in 1997 compared to the prior year. These increases reflected the overall growth of the Company over the levels of the prior year, and were moderated by management's
continuing efforts to control non-interest expenses.   Operating expenses
increased from a total of $1,508,000 for the three months ended June 30, 1996 to $1,575,000 for the same period in 1997. For the six months ended June 30, 1997, operating expenses totaled $3,072,000, after declining to just $2,939,000 in the corresponding period in 1996.

Salary and related benefits increased to $722,000 for the three month period ended June 30, 1997 from $652,000 for the same period in 1996, and also rose for the six month periods ended June 30, to $1,413,000 in 1997 from $1,277,000 in 1996. The increases in salary expense reflect additions to staff required by the Company's program to continue its business development programs and the addition of new business customers, as well as cost of living and merit increases in salary granted to the Bank's staff members. Occupancy expense remained extremely stable for the three and six month periods of 1997 and 1996. While many categories of expenses underwent reductions or only slight increases in 1997 compared to 1996, one important exception was professional services expense, which rose due to the costs associated with arranging the resolution or collection of nonperforming loans.

PROVISION FOR INCOME TAXES
--------------------------

Reflecting the lower gross income levels experienced in 1997, tax provisions decreased for the three month periods ended June 30, 1997 compared to the same period of 1996. For the second quarter of 1997, tax provisions totalled $224,000 versus provisions of $282,000 for the like period of 1996. For the six months ended June 30, 1997 provisions were $480,000 compared to $348,000 in 1996. The higher 1997 provisions in comparison with those of the prior year resulted from the reversal in 1996 of reserves for deferred tax assets which had been established in a prior period. The reversal of these reserves had the effect of lowering tax provisions in 1996; there were no such reserve reversals in 1997.

The combined effects of the above-described factors were net income of $298,000 for the second quarter of 1997, compared to net income of $444,000 for the comparable period of 1996. For the six months ended June 30, net income in 1997 was $660,000, while 1996 net income was $978,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 58.0% of total deposits at June 30, 1997. This compares with a level of 44.9% which existed at December 31, 1996; this change reflects growth in the level of liquid asset components at the same time that slight shrinkage was taking place in the overall deposits. In addition, at both June 30, 1997 and December 31, 1996, the Bank held substantial amounts of bankers acceptances and loans fully guaranteed by the United States government; due to the presence of active secondary markets for such assets, they represent an important additional source of liquidity. The ratio of net loans (including government guaranteed loans) to deposits was 52.2% and 64.1% as of June 30, 1997 and December 31, 1996, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Agency securities or securities guaranteed by the U.S. Treasury. As mentioned above, no gains or losses on securities sales were realized in the second quarter of 1997 or 1996. Further, no gains or losses on securities sales were recorded for the first six months of 1997, although for the first half of 1996 losses of $20,000 were incurred on securities sales. At June 30, 1997 the Bank's investment portfolio contained gross unrealized gains of $70,000 and gross unrealized losses of $47,000; at December 31, 1996 the portfolio contained gross unrealized gains of $83,000 and gross unrealized losses of $43,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized gains of $15,000 (net of taxes) gave rise to a corresponding $15,000 increase in the Company's shareholders' equity. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus there was no effect on the Company's income statement.

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

                                                           One month      Six months     One year                Non-interest
                                    Floating  Less than   but less than  but less than  but less than  Five years   earning
Category                              Rate    one month    six months      one year      five years     or more   or bearing   Total
====================================================================================================================================

Fed funds sold                       31,970         0              0            0              0            0            0    31,970

Time deposits with other banks            0       792          2,964            0              0            0            0     3,756

Investment securities                14,441         0         10,791            0             25            0            0    25,257
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Subtotal                           46,411       792         13,755            0             25            0            0    60,983


Loans                                69,100     2,994          8,237           50             75            0            0    80,456
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Total earning assets              115,511     3,786         21,992           50            100            0            0   141,439


Cash and due from banks                   0         0              0            0              0            0        5,443     5,443

Premises and equipment                    0         0              0            0              0            0          465       465

Other real estate owned                   0         0              0            0              0            0            0         0

Other assets                              0         0              0            0              0            0        2,563     2,563
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Total non-earning assets                0         0              0            0              0            0        8,471     8,471
                                    -------     -----         ------       ------         ------       ------       ------    ------

  Total assets                      115,511     3,786         21,992           50            100            0        8,471   149,910

Funds purchased                          52         0              0            0              0            0            0        52

Repurchase agreements                     0         0              0            0              0            0            0         0
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Subtotal                               52         0              0            0              0            0            0        52

Savings deposits                      4,945         0              0            0              0            0            0     4,945

Money market deposits                85,485         0              0            0              0            0            0    85,485

Time deposits                             0     8,291          7,259          771             95            0            0    16,416
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Total bearing liabilities          90,482     8,291          7,259          771             95            0            0   106,898

Demand deposits                           0         0              0            0              0            0       26,476    26,476

Other liabilities                         0         0              0            0              0            0        1,573     1,573

Equity capital                            0         0              0            0              0            0       14,963    14,963
                                    -------     -----         ------       ------         ------       ------       ------    ------
  Total non-bearing liabilities           0         0              0            0              0            0       43,012    43,012
                                    -------     -----         ------       ------         ------       ------       ------    ------

  Total liabilities                  90,482     8,291          7,259          771             95            0       43,012   149,910

    GAP                              25,029    (4,505)        14,733         (721)             5            0      (34,541)        0

    Cumulative GAP                   25,029    20,524         35,257       34,536         34,541       34,541            0         0



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

The Company continues to enjoy a strong capital position. Total capital was $14,963,000 and $14,316,000 as of June 30, 1997 and December 31, 1996,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                     06-30-97    12-31-96
                                     --------    --------
Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement             3.00%       3.00%
     First Regional Bancorp             9.51%       9.38%

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weights to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                                06-30-97    12-31-96
                                                --------    --------

Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                        4.00%       4.00%
     First Regional Bancorp                       16.73%      17.07%

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                        8.00%       8.00%
     First Regional Bancorp                       17.99%      18.34%

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

The 1997 annual meeting of shareholders was held on May 22, 1997. The following persons were nominated and elected to the Board of Directors to serve until the 1998 annual meeting of shareholders:

          H. Anthony Gartshore
          Alexander S. Lowy
          Thomas E. McCullough
          Frank R. Moothart
          Mark Rubin
          Lawrence J. Sherman
          Jack A. Sweeney
          Carolyn Zarro Nicholson

There was no other action taken at the meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: August 8, 1997         /s/ Mark Rubin
      ------------------     -------------------------------------------
                              Mark Rubin, Vice Chairman of the Board
                              and President


Date: August 8, 1997         /s/ Thomas McCullough
      ------------------     ------------------------------------------
                              Thomas McCullough, Chief Financial Officer