Form 10-Q
period 1997-09-30
FIRST REGIONAL BANCORP
filed 1997-11-13
CIK 356708

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



Quarter Ended             September 30, 1997
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
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value                     2,416,631
       --------------------------            --------------------------------
               Class                         Outstanding on November 10, 1997

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

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)

                                                   September 30,     December 31,
                                                      1997               1996
                                                   -----------      --------------
ASSETS                                             (unaudited)
------
Cash and due from banks                               $  8,431        $  6,499
Time deposits with other financial
 institutions                                            4,745           5,242
Investment securities available for sale                31,642          26,817
Funds sold                                              47,060          22,780

Federally guaranteed loans                               1,213           7,498
Other loans, net of allowance for loan losses
 of $1,792,000 in 1997 and $2,300,000 in 1996           64,067          80,104

Premises and equipment, net of accumulated
 depreciation                                              522             362
Other real estate owned                                  1,836               0
Accrued interest receivable and other assets             2,000           3,147
                                                      --------        --------

 Total Assets                                         $161,516        $152,449
                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                       $ 35,186        $ 22,516
Savings deposits                                         4,963           5,444
Money market deposits                                   87,965          83,956
Time deposits                                           16,676          24,839
                                                      --------        --------

 Total deposits                                        144,790         136,755

Securities sold under agreement to repurchase                4               0
Accrued interest payable and other liabilities           1,640           1,378
                                                      --------        --------

 Total Liabilities                                     146,434         138,133

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,416,631 and 2,398,800 shares
 outstanding in 1997 and 1996, respectively             11,184          11,332
Retained earnings                                        3,898           2,958

                                                   September 30,     December 31,
                                                      1997              1996
                                                   -----------      --------------
                                                   (unaudited)

Net unrealized gain on securities
 available for sale                                   $      0         $     26
                                                      --------         --------

 Total Shareholders' Equity                             15,082           14,316
                                                      --------         --------

 Total Liabilities and Shareholders' Equity           $161,516         $152,449
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
                                  (Unaudited)

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30
                                             -------------------       ---------------------
                                              1997        1996           1997          1996
                                              ----        ----           ----          ----
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                   $1,959       $2,104         $6,057       $6,538
Interest on time deposits with
 other financial institutions                    57           59            200          203
Interest on investment securities               526          353          1,688          889
Interest on funds sold                          480          335            975          967
                                             ------       ------         ------       ------
 Total revenue from earning assets            3,022        2,851          8,920        8,597

COST OF FUNDS:

Interest on deposits                            808          748          2,451        2,161
Interest on securities sold under
 agreements to repurchase                         0            1             (1)           5
                                             ------       ------         ------       ------
 Total cost of funds                            808          749          2,450        2,166

Net revenue from earning assets
 before provision for loan losses             2,214        2,102          6,470        6,431

PROVISION FOR LOAN LOSSES                       106            0            519          250
                                             ------       ------         ------       ------

Net revenue from earning assets               2,108        2,102          5,951        6,181

Net loss on sales of securities
 available for sale                              (4)         (45)            (4)         (65)
Other revenue                                   159          121            528          327

OPERATING EXPENSES:

Salaries and related benefits                   740          628          2,153        1,905
Occupancy expense                               103           94            292          281
Equipment expense                                55           39            145          113
Promotion expense                                32           37            107          101
Professional service expense                    325          166            707          503
Customer service expense                        293          324            897          962
Supply/communication expense                     43           38            110          126
Other expenses                                  131          142            383          416
                                             ------       ------         ------       ------

 Total operating expenses                     1,722        1,468          4,794        4,407
                                             ------       ------         ------       ------

Income before provision for
 income taxes                                   541          710          1,681        2,036

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                  (continued)


                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30
                                           -------------------        ---------------------
                                            1997        1996            1997          1996
                                            ----        ----            ----          ----

PROVISION FOR INCOME TAXES                 $   223      $   296        $   703        $   644
                                           -------      -------        -------        -------


NET INCOME                                 $   318      $   414        $   978        $ 1,392
                                           =======      =======        =======        =======


NET INCOME PER SHARE
 (Note 2)                                  $  0.13      $  0.17        $  0.40        $  0.58
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


                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                       1997           1996
                                                     ---------      ---------

OPERATING ACTIVITIES

     Net income                                       $   978       $  1,392

     Adjustments to reconcile net income to
     net cash provided by operating activities:

       Provision for loan losses                          519            250
       Provision for depreciation and
            amortization                                   85            358
       Amortization of investment securities
            net discounts                                (197)          (119)
       Decrease (increase) in interest
            receivable                                    706            (19)
       Increase (decrease) in interest payable            (23)            24
       Increase (decrease) in taxes payable               (41)            82
       Net increase (decrease) in other
            liabilities                                   326            836
                                                      -------       --------

            Net cash provided (used) by
            operating activities                      $ 2,353       $  2,804


INVESTING ACTIVITIES

     Decrease (increase) in investment
            securities available for sale             $(4,662)      $(16,184)
     Decrease (increase) in time deposits
            with other financial
            institutions                                  497          4,259
     Decrease (increase) in guaranteed loans            6,267          2,673
     Decrease (increase) in other loans                15,518         (3,391)
     Purchases of premises and equipment                 (219)           (24)
     Net decrease (increase) in other real
            estate owned                               (1,836)             0
     Net decrease (increase) in other assets              441           (843)
                                                      -------       --------

            Net cash provided by (used in)
            investing activities                      $16,006       $(13,510)

FINANCING ACTIVITIES

     Net increase (decrease) in demand
            deposits, savings accounts,
            and money market accounts                 $16,198       $  1,885

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                 (In Thousands)
                                  (Unaudited)
                                  (continued)

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1997           1996
                                                     ---------      ---------

     Net increase (decrease) in time deposits         $(8,163)        $ 5,031
     Increase (decrease) in securities sold
            under agreement to repurchase                   4             (16)
     Repurchase of shares                                (186)              0
                                                      -------         -------

            Net cash provided by
            financing activities                      $ 7,853         $ 6,900


Increase (decrease) in cash and cash
equivalents                                           $26,212         $(3,806)

Cash and cash equivalents, beginning of
period                                                 29,279          27,467
                                                      -------         -------

Cash and cash equivalents, end of period              $55,491         $23,661
                                                      =======         =======


Supplemental Disclosures of Non-cash Investing
Activities:
 Acquisition of other real estate owned through
     foreclosure                                      $ 1,836         $     0

Supplemental Disclosures of Cash Flow
Information:
 Interest paid                                        $ 2,473         $ 2,142
 Income taxes paid                                    $   744         $   562

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1997
                                  (Unaudited)



NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).

          In the opinion of management, the unaudited consolidated financial statements of First Regional Bancorp at September 30, 1997 and December 31, 1996 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position of the Company. Certain items in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of operating results that may be expected for any other interim period or for the full year.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

          Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company and the Bank operate, projections of future performance, perceived opportunities in the market, and statements regarding the Company's and/or the Bank's mission and vision. The Company's and/or the Bank's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. The following discusses certain factors which may affect the Company's and/or the Bank's financial results and operations and should be considered in evaluating the Company and/or the Bank.

NOTE 2 - Per share information was based on the number of common shares outstanding. The number of shares outstanding was 2,416,631 in 1997 and 2,398,800 in 1996.

NOTE 3 - As of September 30, 1997 the Bank had a total of $579,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 -  The Company adopted Statement of Financial Accounting Standards

          (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1997 the Company had identified loans having an aggregate average balance of $704,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1997 totalled $55,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1997.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The adoption of SFAS No. 115 had no effect on the Company's financial statements at September 30, 1997. There was also no effect on the Company's income statement for the three and nine month periods ended September 30, 1997.

NOTE 6 - The Company had previously reported that Transcorp Pension Services, Inc., a customer of the Bank, intended to move its business and that this would cause a deposit outflow over time. As of September 30, 1997, deposits associated with the Transcorp relationship totaled approximately $72.5 million. The deposit transfer process began in October, 1997 and the Company anticipates that the process will continue over the next two years.

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

At September 30, 1997 total assets were $161,516,000 compared to $152,499,000 at December 31, 1996, an increase of $9,017,000 or 6%. During 1997 the Company continued its program of expanded marketing and business development activities, which resulted in growth in deposits of $8,035,000, or 6%, to $144,790,000 on September 30, 1997 from $136,755,000 at December 31, 1996. This increase in deposits was concentrated in demand deposits and money market accounts, with time deposits declining somewhat. At the same time that deposits were growing, Net Loans decreased substantially, to $65,280,000 at September 30, 1997 from $87,602,000 at the end of 1996. The decline in Net Loans reflected difficulty in finding acceptable new loans in light of the level of economic activity in the Bank's market area and increasing competition from both bank and non-bank lenders. The funds resulting from the growth in deposits and and the decrease in loans principally flowed into Investment Securities, which rose from $26,817,000 at December 31, 1996 to $31,642,000 at September 30, 1997, and Funds
Sold, which rose from $22,780,000 at December 31, 1996 to $47,060,000 at September 30, 1997. Most other categories of assets and liabilities experienced only minor changes in the period from December 31, 1996 to September 30, 1997.

In the third quarter of 1997, the Company inaugurated two new business services which are intended to broaden market penetration over time. The first of these is a loan production office in Orange County, California, while the second venture is a new division which provides credit card deposit and claring services to retailers and other card-accepting businesses. Although the Company's successful program to increase asset levels led to higher revenues in 1997 than in the prior year, the Company also incurred higher expenses. As a result, the Company generated income before taxes of $541,000 in the three months ended September 30, 1997, compared to $710,000 in the third quarter of 1996. The lower gross income gave rise to lower tax provisions in 1997 versus 1996, but still resulted in a decline in net income to $318,000 in the third quarter of 1997 versus $414,000 in the three months ended September 30, 1996. The results for the nine months ended September 30, 1997 were profits of $978,000 versus a $1,392,000 profit for the like period in 1996.

NET INTEREST INCOME
-------------------

Net revenue from earning assets rose by $112,000 (5%) for the three months ended September 30, 1997 compared to the same period in 1996. This increase reflects growth in earning assets combined with the generally stable level of interest rates which existed during the two periods. Net interest income for the nine month period ending September 30, 1997 showed a somewhat smaller increase of $39,000 (1%) compared to the corresponding period in 1996. While this result again reflects higher levels of earning assets, a shift in asset composition from high yielding categories (such as Loans) to lower yielding assets (such as Investment Securities and Funds Sold) served to reduce the impact of 1997's asset growth. For both the quarter and the first nine months of 1997, total revenue increased, reflecting higher levels of assets combined with the comparable levels of interest rates which prevailed between the two years. Changes in the Cost of Funds were more modest; for the three months ended September 30, 1997, Total Cost of Funds rose by $59,000, to $808,000 from the 1996 level of $749,000, while for the first nine months of 1997 funding costs rose by $284,000 to $2,450,000 from the 1996 total of $2,166,000. The increases in interest revenues, combined with the slightly smaller increases in deposit interest expense, led to the modest improvement in net revenue performance which occurred.

OTHER REVENUE
-------------

Other revenue was $159,000 for the three months ended September 30, 1997, up from the $121,000 recorded in the third quarter of 1996. For the nine months ended September 30, 1996, other revenue was $327,000 versus a corresponding 1997 total of $528,000. The 1997 increase in other revenues principally reflects profits on sales of land and government guaranteed loans. Sales of land and loans resulted in income of $170,000 and $136,000 respectively for the first nine months of 1997; there were no such revenues recorded for the corresponding period of 1996. The changes in other revenue between 1997 and 1996 also reflect fluctuations in service charge income on various deposit accounts. During the third quarter of 1996, losses on sales of securities of $45,000 were incurred, while for the nine months ended September 30, 1996 a total of $65,000 in losses on sales of securities were experienced. By comparison, losses of $4,000 on sales of securities were realized in the three and nine month periods ended September 30, 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The allowance for loan losses is intended to reflect known and inherent risks in the loan portfolio. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net loan chargeoffs. Management continues to evaluate the loan portfolio in light of many factors, including loan loss experience and current economic conditions. While the economic recession has had and will continue to have a significant impact on the Bank and its customers, management believes the allowance for loan losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for loan losses was $1,792,000 and $2,300,000 (or 2.67% and 2.56% of gross outstanding loans) at September 30, 1997 and December 31, 1996 respectively. Reflecting perceived changes in credit quality of some loans, and based on the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for losses were $106,000 and $519,000 for the three and nine month periods ended September 30, 1997 respectively, compared to provisions of zero and $250,000 for the three and nine month periods ended September 30, 1996. The Company experienced net loan losses of $11,000 in the third quarter of 1997 and net losses of $1,027,000 for the first nine months of 1997; by comparison, in 1996 the Company experienced net loan recoveries of $179,000 in the third quarter and net recoveries of $165,000 for the first nine months.

In addition, the Company adopted Statement of Financial Accounting Standards

(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1997 the Company had identified loans having an aggregate average balance of $704,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1997 totalled $55,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1997.

OPERATING EXPENSES
------------------

Management's ongoing programs to limit non-interest expenses led to overall stability in most categories of operating expenses in 1997 compared to the prior year. As mentioned earlier, however, the Company embarked on two new ventures in 1997 which required additions to staff, and as a result salary and related benefits increased by $112,000 for the three month period ended September 30, 1997 compared with the same period in 1996. For the same reason, this category of expense also increased for the nine month period ended September 30, from $1,905,000 in 1996 to $2,153,000 in 1997. Occupancy expense remained essentially stable for the three month period ended September 30, 1997 versus the prior year, as there were no changes in the premises occupied by the Company or the lease agreements covering those premises. Most of the remaining categories of operating expenses either remained generally stable or declined slightly in 1997 versus 1996, both for the third quarter and for the full year to date. The only exception was in Professional Services Expenses, which rose for both the three and nine month periods ended September 30, 1997 compared to the prior year due to legal fees incurred in connection with the transfer of custodianship for retirement plans administered by Transcorp Pension Services, Inc., a customer of the Bank.

PROVISION FOR INCOME TAXES
--------------------------

Tax provisions decreased slightly in the three month period ended September 30, 1997 compared to the same period of 1996. For the third quarter of 1997, tax provisions totalled $223,000 versus provisions of $296,000 for the like period of 1996. The lower 1997 provisions were due to the lower level of pre-tax income which was generated in that year compared to 1996. For the nine month periods ended September 30 the 1997 provisions were $703,000 compared to 1996 provisions of $644,000. The higher 1997 provisions in comparison with those of the prior year reflect the absence of the 1996 reversal of reserves for deferred tax assets which had been established in a prior period. Since this reserve reversal served to reduce net tax provisions in 1996, the result was that the provisions for 1997 were higher than those of 1996 despite 1997's lower level of pre-tax income.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits, investment securities, and funds sold) stood at 63.5% of total deposits at September 30, 1997. This compares with a level of 44.9% which existed at December 31, 1996; this change reflects the fact that, as deposits have risen during the course of 1997, loans have declined, so most of the inflow of funds has taken place in the various liquid asset components. The ratio of net loans (including government guaranteed loans) to deposits was 45.1% and 64.1% as of September 30, 1997 and December 31, 1996, respectively.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or U.S. Agency securities. As noted earlier, losses on sales of securities of $4,000 were incurred in the three and nine month periods ended September 30, 1997. By comparison, losses on sales of securities of $45,000 were incurred in the third quarter of 1996, while for the nine months ended September 30, 1996 a total of $65,000 in losses on sales of securities were experienced. At September 30, 1997 the Bank's investment portfolio contained gross unrealized gains of $3,000 and gross unrealized losses of $3,000, for net unrealized gains of zero; at December 31, 1996 the portfolio contained gross unrealized gains of $83,000 and gross unrealized losses of $43,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to no increase (net of taxes) in the Company's shareholders' equity as of September 30, 1997, and a $26,000 increase (net of taxes) in shareholders' equity as of December 31, 1996. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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

                                                             One month   Six months   One year
                                                              but less    but less    but less                Non-interest
                                    Floating    Less than       than       than         than     Five years     earning
Category                              Rate      one month    six months   one year   five years   or more     or bearing      Total
--------                              ----      ---------    ----------   --------   ----------   -------     ----------      -----
Fed funds sold                        47,060            0             0          0            0           0             0     47,060
Time deposits with other banks             0          892         3,756          0           97           0             0      4,745
Investment securities                    844        3,998        26,775          0           25           0             0     31,642
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Subtotal                            47,904        4,890        30,531          0          122           0             0     83,447

Loans                                 64,210            0           886        184            0           0             0     65,280
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Total earning assets               112,114        4,890        31,417        184          122           0             0    148,727

Cash and due from banks                    0            0             0          0            0           0         8,431      8,431
Premises and equipment                     0            0             0          0            0           0           522        522
Other real estate owned                    0            0             0          0            0           0         1,836      1,836
Other assets                               0            0             0          0            0           0         2,000      2,000
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Total non-earning assets                 0            0             0          0            0           0        12,789     12,789
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Total assets                       112,114        4,890        31,417        184          122           0        12,789    161,516

Funds purchased                            4            0             0          0            0           0             0          4
Repurchase agreements                      0            0             0          0            0           0             0          0
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Subtotal                                 4            0             0          0            0           0             0          4

Savings deposits                       4,963            0             0          0            0           0             0      4,963
Money market deposits                 87,965            0             0          0            0           0             0     87,965
Time deposits                              0        7,912         7,588      1,060          116           0             0     16,676
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Total bearing liabilities           92,932        7,912         7,588      1,060          116           0             0    109,608

Demand deposits                            0            0             0          0            0           0        35,186     35,186
Other liabilities                          0            0             0          0            0           0         1,640      1,640
Equity capital                             0            0             0          0            0           0        15,082     15,082
                                     -------        -----        ------      -----        -----       -----       -------   --------
  Total non-bearing liabilities            0            0             0          0            0           0        51,908     51,908
                                     -------        -----        ------      -----        -----       -----       -------   --------

  Total liabilities                   92,932        7,912         7,588      1,060          116           0        51,908    161,516

    GAP                               19,182       (3,022)       23,829       (876)           6           0       (39,119)         0

    Cumulative GAP                    19,182       16,160        39,989     39,113       39,119      39,119             0          0



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

The Company continues to enjoy a strong capital position. Total capital was $15,082,000 and $14,316,000 as of September 30, 1997 and December 31, 1996,
respectively.

                                                                              16
The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                           September 30, 1997    December 31, 1996
                                           -------------------   ------------------
Leverage Ratio (Tier I Capital
to Total Assets)
     Regulatory requirement                       3.00%                3.00%
     First Regional Bancorp                       9.32%                9.38%

In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                                   September 30, 1997       December 31, 1996
                                                   ------------------      ------------------
Tier I Capital to Risk-Weighted Assets:
     Regulatory requirement                                  4.00%                4.00%
     First Regional Bancorp                                 16.71%               17.07%

Tier I + Tier II Capital to Risk-Weighted
 Assets:
     Regulatory requirement                                  8.00%                8.00%
     First Regional Bancorp                                 17.97%               18.34%

The "regulatory requirement" figures listed above represent the level of capital required for Adequately Capitalized status as established by federal regulators. The Company believes that it will continue to meet all applicable capital standards.

In the third quarter of 1997, the Company repurchased and retired 29,500 of its outstanding shares at a price of $6.25 per share for a total cost of $184,375, and the board of directors approved a program to acquire up to 200,000 additional shares should conditions make acquisitions advisable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Litigation
----------

The Company is a party as plaintiff to a lawsuit filed in U.S. District Court in Los Angeles seeking judicial determination of various aspects of the transfer of custodianship for retirement plans administered by Transcorp Pension Services, Inc. The Company is also a party as plaintiff or defendant to a number of other lawsuits which have arisen in connection with the normal conduct of its banking business. It is management's opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the third quarter of 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: November 10, 1997       /s/ Jack A. Sweeney
      ------------------      ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              Chief Executive Officer


      November 10, 1997       /s/ Thomas McCullough
      ------------------      ------------------------------------------
                              Thomas McCullough, Chief Financial Officer