Form 10-K
period 1997-12-31
FIRST REGIONAL BANCORP
filed 1998-03-27
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -----------------------

For the fiscal year ended December 31, 1997  Commission File No. 0-10232

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

    Aggregate market value of Common Stock held by non-affiliates as of March 20, 1998: $12,570,714

    Number of shares of Common Stock outstanding at March 20, 1998: 2,451,631.

    Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 1998 Annual Meeting of Share-   PART III
holders (to be filed within 120 days of fiscal year end)
Annual Report on Form 10-K for the Years Ended December 31,     PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the Commission PART IV in March, 1982
Registration Statement on Form S-14 Filed with the Commission   PART IV
on December 2, 1981 (File Number 2-75140)

                                 FORM 10-K

                           TABLE OF CONTENTS AND
                           CROSS REFERENCE SHEET

                                                           Page
                                                            in                  Incorporation
                                                           10-K                 by Reference
                                                           ----                 ------------

PART I

     Item 1.  Business...............................        4

     Item 2.  Properties.............................       31

     Item 3.  Legal Proceedings......................       31

     Item 4.  Submission of Matters to a Vote of
              Securities Holders.....................       31

PART II

     Item 5.  Market for Registrant's Common Stock
              and Related Stockholder Matters........       32

     Item 6.  Selected Financial Data................       34

     Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.............................       35

     Item 8.  Financial Statements and Supplement-
              ary Data...............................       43

     Item 9.  Disagreements on Accounting and
              Financial Disclosure...................       43

PART III

     Item 10. Directors and Executive Officers of....                           1998 Proxy
              the Registrant.........................       44                  Statement

     Item 11. Executive Compensation.................       44                  1998 Proxy
                                                                                Statement

     Item 12. Security Ownership of Certain..........                           1998 Proxy
              Beneficial Owners and Management.......       44                  Statement

     Item 13. Certain Relationships and Related......                           1998 Proxy
              Transactions...........................       44                  Statement


PART IV

     Item 14. Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K....        45

SIGNATURES..........................................        46
INDEX TO FINANCIAL STATEMENTS.......................        47
INDEX TO EXHIBITS...................................        72

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

Business of First Regional Bank
-------------------------------

     The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has

Regional Offices located in the California cities of Irvine and Glendale. These offices are presently established as loan production offices, but it is the intent of the Bank to convert these facilities to full branch offices as soon as sufficient business has been obtained to make this conversion advisable. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout Los Angeles County. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

     The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 20, 1998 the Bank had 39 equivalent full-time employees.

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

     In December, 1988, the FRB adopted risk-based capital adequacy guidelines for bank holding companies and state member banks. The other bank regulators have adopted similar guidelines. The FRB's guidelines assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments, and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets. To the extent that holding companies have favorable capital adequacy ratios based on total risk assets, such banks are more likely to be permitted to operate at or near the minimum primary capital to total assets ratios specified in regulatory guidelines. Under the new guidelines, the Company's capital adequacy ratio at December 31, 1997 was 18.00%. The acceptable capital ratio is 8 percent.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by and may be required to file reports with the California Commissioner of Financial Institutions (the "Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

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

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.

     The Bank
     --------

     The Bank, as a California state chartered bank whose accounts are insured by the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision, and regular examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank is also subject to certain regulations issued by the FRB. The regulations of these various state and federal agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on certain types of deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Supervision, regulation, and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended to protect the shareholders of the Company.

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

Distribution of Assets, Liabilities and Shareholders' Equity
------------------------------------------------------------

     The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                         For Period Ended
                                            December 31,
                                        1997          1996
                                        ----          ----
                                      (Dollars in Thousands)

Assets

     Cash and Due From Banks.......  $   5,952      $   3,910

     Time Deposits with Other
     Financial Institutions........      4,731          4,727

     Investment Securities.........     21,748         20,071

     Funds Sold....................     28,761         23,143

     Net Loans.....................     87,594         84,692

     Other Assets..................      3,365          3,619
                                     ---------      ---------
       Total.......................  $ 152,151      $ 140,162
                                     =========      =========


Liabilities & Shareholders' Equity
     Deposits:

       Demand (non-interest
       bearing)....................  $  25,851      $  23,210

       Savings.....................      1,260          1,145

       Money Market Accounts.......     88,043         84,044

       Time........................     20,377         16,978
                                     ---------      ---------
            Total Deposits.........  $ 135,531      $ 125,377

Securities Sold Under
Agreements to Repurchase...........        (13)           (27)

Other Liabilities..................      1,721          1,670
                                     ---------       --------
       Total Liabilities...........    137,239        127,020
                                     ---------       --------
Shareholders' Equity...............     14,912         13,142
                                     ---------       --------
       Total.......................  $ 152,151      $ 140,162
                                     =========       ========

Interest Rates and Interest Differential
----------------------------------------

     The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:


                       For Period Ended December 31,

                       1997                              1996
           ---------------------------      ----------------------------
                    Interest   Average                Interest   Average
           Average  Income(2)/  Yield/      Average   Income(2)/  Yield/
           Balance  Expense     Rate %      Balance   Expense     Rate %
           -------  ---------  -------      --------- ---------  -------
                          (Dollars in Thousands)
Interest
Earning
Assets:

Loans(1)   $ 89,526  $ 8,742     9.8%       $ 86,961   $ 8,509     9.8%

Investment
Securities   21,748    1,277     5.9%         20,071     1,455     7.2%

Funds Sold   28,761    1,569     5.5%         23,143     1,219     5.3%

Time Dep-
osits With
Other Fin-
ancial In-
stitutions    4,731      280     5.9%          4,727       280     5.9%
           --------  -------                --------   -------

Total
Interest
Earning
Assets     $144,766  $11,868     8.2%       $134,902   $11,463     8.5%
           ========  =======                ========   =======


Interest
Bearing
Liabilities:

Savings
deposits   $  1,260   $   30     2.4%        $ 1,145   $    27     2.4%

Money
Market
Accounts     88,043    2,228     2.5%         84,044     2,105     2.5%

Time         20,377    1,027     5.0%         16,978       838     4.9%


                       1997                              1996
           ---------------------------      ----------------------------
                    Interest   Average                Interest   Average
           Average  Income(2)/  Yield/      Average   Income(2)/  Yield/
           Balance  Expense     Rate %      Balance   Expense     Rate %
           -------  ---------  -------      --------- ---------  -------
                          (Dollars in Thousands)
Securities
sold under
agreements
to repur-
chase     $    (13)   $     0    0.0%         $    (27)  $     4     5.5%
          ---------   -------                 ---------  -------

Total
interest
bearing
liabili-
ties      $109,667    $ 3,285    3.0%         $102,140   $ 2,974     2.9%
          ========    =======                 ========   =======

__________

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $1,932,000 in 1997 and $2,269,000 in 1996.

(2)  Includes loan fees of $602,000 in 1997 and $505,000 in 1996.

     The following table shows the net interest earnings and the net yield on average interest earning assets:


                                                1997        1996
                                                ----        ----
                                             (Dollars in Thousands)

Total interest income (1)..................  $  11,868   $  11,463

Total interest expense.....................      3,285       2,974
                                               -------     -------

Net interest earnings......................    $ 8,583     $ 8,489
                                               =======     =======

Average interest earning assets............  $ 144,766   $ 134,902

Net yield on average interest earning
assets.....................................       5.9%         6.3%

__________

(1)  Includes loan fees of $602,000 in 1997 and $505,000 in 1996.

    The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                      Increase (Decrease)             Increase (Decrease)
                         1997 over 1996                 1996 over 1995
                   -----------------------------   ----------------------------
                     Volume      Rate      Net      Volume     Rate      Net
                                   (Dollars in Thousands)
Interest Income(1)
------------------

Loans (2)           $   250   $   (17)  $   233    $   442   $  (360)  $    82

Investment
securities              140      (318)     (178)       694       170       864

Funds sold              305        45       350       (137)     (113)     (250)

Interest on time
deposits with
other financial
institutions              0         0         0       (137)      (16)     (153)
                    -------  --------   -------     -------  --------   -------
Total
Interest
Earning
Assets              $   695  $   (290) $    405    $   862   $  (319)  $   543
                    =======  ========= ========    =======   ========  =======

Interest Expense (1)
--------------------

Savings             $     3  $      0  $      3    $     0   $     0   $     0

Money market            101        22       123         14        22        36

Time                    171        18       189        179        23       202

Securities
sold under
agreements to
repurchase               (1)       (3)       (4)        (6)      (22)      (28)
                    --------  --------  --------    -------  --------   -------
Total interest
bearing liab-
ilities             $   274   $    37   $   311     $  187   $    23   $   210
                    =======   =======   =======     ======   =======   =======

__________

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $602,000 in 1997 and $505,000 in 1996.

Investment Securities
---------------------

     The following table shows the fair value of the investment securities portfolio at December 31, 1997 and 1996:

                                                   December 31,

                                                  1997       1996
                                                ------     -------
                                              (Dollars in Thousands)

U.S. Treasury Securities...................     $    0     $     0

Obligations of U.S. Government
Agencies and Corporations..................     18,402      26,792

Commercial Paper...........................      8,004           0

Other Securities...........................         25          25
                                               -------     -------
  Total.................................       $26,431     $26,817
                                               =======     =======

The maturity schedule and weighted average yields of investment securities at December 31, 1997 is as follows:

                                                          Average
                                      Amount               Yield
                                      ------              -------
                              (Dollars in Thousands)

U.S. Agency Securities
----------------------

One year or less...................   $18,402              5.65%

Over one year......................         0              0.00%
                                      -------

     Category total                   $18,402              5.65%

Commercial Paper
----------------

One year or less...................   $ 8,004              5.71%

Over one year......................         0              0.00%
                                      -------

     Category total                   $ 8,004              5.71%

Other Securities
----------------

Over one year through five years...        25              7.50%
                                      -------

     Category total                   $    25              7.50%

Total Investment Portfolio
--------------------------

One year or less...................   $26,406              5.67%

                                                            Average
                                          Amount             Yield
                                          ------            -------
                                 (Dollars in Thousands)
Over one year through five years.....         25             7.50%

Over five years......................          0             0.00%
                                         -------

     Total                               $26,431             5.67%
                                         =======

Loan Portfolio
--------------

    The loan portfolio consisted of the following at December 31, 1997 and 1996:


                                              1997            1996
                                              ----            ----
                                             (Dollars in Thousands)

Commercial loans...........................  $15,365         $10,564

Real estate construction loans.............    4,982          11,010

Real estate loans..........................   38,195          44,250

Bankers acceptances........................   21,727          16,733

Other loans................................      420             398
                                             -------        --------

           Total loans.....................  $80,689         $82,955

Less - Allowances for loan losses..........    2,400           2,300

     - Deferred loan fees..................      511             551
                                             -------        --------

     Net loans.............................  $77,778         $80,104
                                             =======        ========

Government guaranteed loans................  $     0         $ 2,665
                                             =======        ========

Government guaranteed loans held for sale..  $   942         $ 4,833
                                             =======        ========

Loan Maturities and Interest Rates
----------------------------------

    The following table shows the amounts of total loans outstanding as of December 31, 1997, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.


  Aggregate maturities of loan balances
  which are due:

  In one year or less:

    Interest rates are floating or
    adjustable............................    $28,719

    Interest rates are fixed or
    predetermined.........................     23,110

  After one year but within five years:

    Interest rates are floating or
    adjustable............................     16,501

    Interest rates are fixed or
    predetermined.........................          0

  After five years but within ten years:

    Interest rates are floating or
    adjustable............................      9,374

    Interest rates are fixed or
    predetermined.........................          0

  After ten years or more:

    Interest rates are floating or
    adjustable............................      3,927

    Interest rates are fixed or
    predetermined.........................          0
                                             --------

  Total...................................   $ 81,631
                                             ========

Non-Performing Loans
--------------------

    The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

The following table shows the principal amount of nonperforming loans as of December 31, 1997 and 1996:

                                  December 31,

                                  1997    1996
                                  ----    ----
                             (Dollars in Thousands)

Non-accrual loans

Commercial....................    $100   $ 242

Real estate loans.............     238       0

Government guaranteed loans...       0       0

Bankers acceptances...........       0       0

Other loans...................       0       0
                                  ----   -----

Total.........................    $338   $ 242
                                  ====   =====

Accruing loans past due more than 90 days

Commercial....................    $  0   $ 110

Real estate loans.............       0       0

Government guaranteed loans...     193   2,145

Bankers acceptances...........       0       0

Other loans...................       0       0
                                  ----  ------

Total.........................    $193  $2,255
                                  ====  ======


     Except as may have been included in the above table, at December 31, 1997, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1997, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $86,000 in 1997 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
-------------------------------

    The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1997 and 1996:

                                               1997     1996
                                               ----     ----
                                            (Dollars in Thousands)

Amount of loans outstanding at end of
period..................................... $ 81,631  $ 90,453
                                            ========  ========

Average amount of loans outstanding
before allowance for loan losses........... $ 89,526  $ 86,961
                                            ========  ========

Balance of allowance for loan losses at
beginning of period........................   $2,300    $2,000

Loans charged off:

     Commercial............................      529         0
     Real estate...........................      190       223
     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................        0         7
                                             -------   -------

          Total loans charged off..........      719       230

Recoveries of loans previously charged off:

     Commercial............................      279       116
     Real estate...........................        0       414
     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................        0         0
                                             -------   -------

          Total loan recoveries............      279       530
                                             -------   -------

Net loans charged off......................      440      (300)
                                             -------   -------

Provisions charged to operating expense....      540         0
                                             -------   -------

Balance of allowance for possible loan
losses at end of period....................  $ 2,400   $ 2,300
                                             =======   =======

    The ratio of net loans charged off to average loans outstanding was 0.5% and (0.3%) for the two years ended December 31, 1997 and 1996, respectively.

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

                                  1997                   1996
                                --------               ---------

                         Allowance    Ratio of  Allowance    Ratio of
                         for          loans to  for          loans to
                         possible     total     possible     total
                         loan losses  loans     loan losses  loans
                         -----------  --------  -----------  --------

Commercial loans......      $  408        19%      $  336         12%
Real estate loans.....         754        54%       1,473         61%
Gov't guaranteed......           0         1%           0          8%
Bankers acceptances              0        25%           0         18%
Other loans...........           5         1%           5          1%
Unallocated...........       1,233         0%         486          0%
                            ------      ----       ------       ----

    Total.............      $2,400       100%      $2,300        100%
                            ======      ====       ======       ====

Deposits
--------

    The average amounts of deposits for the periods indicated are summarized below.

                                             1997        1996
                                          ----------   ---------
                                          (Dollars in Thousands)

Demand Deposits........................     $ 25,851    $ 23,210

Savings deposits, money market and
time certificates of deposit of less
than $100,000..........................       94,627      89,626

Time certificates of deposit of
$100,000 or more.......................       15,053      12,542
                                            --------    --------

  Total..........................           $135,531    $125,378
                                            ========    ========


    The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1997 is as follows:

                                              December 31, 1997
                                              -----------------
                                            (Dollars in Thousands)

  3 months or less..........................   $10,741

  Over 3 through 6 months...................     5,324

  Over 6 through 12 months..................       492

  Over 12 months............................       115
                                               -------

  Total................................        $16,672
                                               =======

Selected Financial Ratios
-------------------------

    The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

                            1997    1996
                            -----   -----

Return on assets.........    0.8%    1.5%

Return on equity.........    8.1%   15.5%

Dividend payment ratio...    0.0%    0.0%

Equity to assets ratio...    9.8%    9.4%

Item 2.  Properties
-------------------

     The Bank's head office is located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003. The Bank has an option to extend the term of the lease for an additional five years. The total monthly rental for the premises is $29,400 for the period from March, 1993 through February, 1998, and $35,280 for the period from March, 1998 through February, 2003, subject to annual adjustments for increases in property taxes and other operating costs. At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance was made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of this amount and amortizing it evenly over the lease term.

     The Bank's Merchant Services division is located at 28310 Roadside Drive, Suite 152, Agoura Hills, California. The premises consist of approximately 1,040 square feet which are provided under a lease which expires on July 14, 2000, and the Bank has the option to extend the lease for an additional two year period. The total monthly rental is $1,196, subject to annual adjustments for increases in the consumer price index and various operating costs. Should the Bank elect to exercise its option to extend the lease, the monthly rental will be set at the then-prevailing rate for comparable buildings in the Agoura Hills area.

     The Bank also subleases an office in an executive suite facility to house its Orange County Regional Office. The office is located at 2030 Main Street, Suite 1300, Irvine, California, and consists of approximately 185 square feet. The premises are subleased on a month-to-month basis at a monthly rental of $925 plus a proportionate share of the building's operating costs.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1997, no matters were submitted to a vote of the Company's shareholders.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

Securities Activity
-------------------

The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock.

                      1997            1998
                      ----            ----
                  High     Low    High     Low
                 ------   -----   -----   -----

1st Quarter      7 1/2    5 3/4   6       4

2nd Quarter      7        6       6       4 1/2

3rd Quarter      9 3/4    5 5/8   6 1/4   4 3/4

4th Quarter      10 1/2   7 1/4   6 5/8   5 5/8

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

     Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $230,000 in 1997; no dividends were paid to the Company in 1996 or 1995.

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

     In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Based on the foregoing requirements, as of December 31, 1996 the Bank is restricted from paying any dividends. Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the California Commissioner of Financial Institutions, without regard to retained earnings or net income for its last three fiscal years. If the Commissioner of Financial Institutions finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Superintendent may order the bank not to pay any dividend to its shareholders.

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

Item 6.  Selected Financial Data
--------------------------------

     The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                               1997       1996     1995      1994      1993
                               ----       ----     ----      ----      ----
Total assets               $162,445   $152,449   $137,810  $124,287  $130,412

Net loans                    78,720     87,602     85,327    76,581    83,119

Investment securities        33,057     32,059     22,003    18,434     7,529

Funds sold                   38,390     22,780     20,690    21,300    19,470

Total deposits              145,096    136,755    124,724   113,666   120,664

Shareholders' equity         15,423     14,316     12,259    10,222     9,226

Book value per share
  outstanding              $   6.38   $   5.95   $   5.11  $   4.26  $   3.85

     The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                                 1997     1996     1995     1994     1993
                                 ----     ----     ----     ----     ----

                                (Dollars in Thousands except for per share)

Interest income                $11,868  $11,463  $10,920  $ 9,040  $ 9,872
Interest expense                 3,285    2,974    2,764    2,432    3,176
                               -------  -------  -------  -------  -------

Net interest income              8,583    8,489    8,156    6,608    6,696
Provision for loan losses          540        0      678      250    3,925
                               -------  -------  -------  -------  -------

Net interest income after
provision for loan losses        8,043    8,489    7,478    6,358    2,771
Other income                       695      700      447      807      417
Other expense                    6,645    6,320    5,644    6,162    7,862
                               -------  -------  -------  -------  -------

                                  1997     1996     1995     1994     1993
                                  ----     ----     ----     ----     ----
                                (Dollars in Thousands except for per share)

Income (loss) before taxes and
effects of accounting change     2,093    2,869    2,281    1,003   (4,674)
Provision (credit) for income
taxes                              885      833      254        2     (417)
                               -------  -------  -------  -------  --------
Income (loss) before effects of
accounting change                1,208    2,036    2,027    1,001   (4,257)
Effects of accounting change         0        0        0        0       98
                               -------  -------  -------  -------  -------

Net income (loss)              $ 1,208  $ 2,036  $ 2,027  $ 1,001  $(4,159)

Basic earnings (loss) per      $  0.50  $  0.85  $  0.85  $  0.42  $ (1.73)
  common share outstanding

Cash dividends declared per
share                          $  0.00  $  0.00  $  0.00  $  0.00  $  0.00

     The number of shares outstanding was 2,416,000 in 1997, 2,406,000 in 1996, and 2,398,800 for 1995, 1994, and 1993.

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

    The Company achieved continued profitability in 1997, although the level of net income was below the results of recent years. Results for 1997 were adversely impacted by the absence of tax benefits and gains on assets sales which positively affected net income in 1996. The 1997 results also reflect essentially flat revenues despite higher levels of earning assets as a result of changes in asset composition and competitive pressures during the year. The Company continues to benefit from strategic decisions made in 1995, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 1995, 1996, and 1997. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets. The low levels of problem assets continue to result in higher revenues due to additional funds being available for investment, and also eliminated the need for large loan loss provisions or real estate writedowns.

    Average assets in 1997 were $152,151,000, compared to $140,162,000 in 1996 and $127,691,000 in 1995. As was the case in 1996 and 1995, the Company's asset growth in 1997 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $1,208,000 in 1997, compared to a profit of $2,036,000 in 1996 and a profit of $2,027,000 in 1995.

     Net Revenue From Earning Assets
     -------------------------------

     Net revenue from earning assets is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 1996, in 1997 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. In both years, however, the growth in loans was less than the growth in deposits, so much of the increase in funds flowed into the lower-yielding categories of liquid assets, principally funds sold. In 1995, due to the sluggish economy in the Company's Southern California market area, no loan growth was achieved, although the level of loans did remain stable. Since loans are generally the highest yielding category of earning assets, the absence of loan growth in 1995 meant that once again the Company's earning asset growth was concentrated in lower-yielding asset categories. In contrast to 1996, when the growth in deposits was concentrated in time deposits, in 1997 all categories of deposits experienced growth. As deposit interest rates were essentially stable in 1997 as they were during 1996, the higher deposit levels led to slight increases in interest expense in both 1997 and 1996 compared to the prior year. During 1995, the level of interest bearing liabilities was virtually unchanged overall, although there were modest shifts in liability composition. Because liability interest rates were basically stable during this year as well, the result was only a slight increase in interest expense for 1995.

     Other Operating Income
     ----------------------

     Other operating income remained generally stable in 1997 compared to the prior year after rising substantially in 1996. Other operating income for 1997 was $695,000, versus $700,000 in 1996, up from $447,000 for the year 1995. The
1997 figure included gains on sales of land of $179,000 and gains on sales of loans of $136,000. By contrast, the increase in 1996 was the result of the receipt of profits of $303,000 from the sale of a large portion of a portfolio of government guaranteed loans. There were no sales of loans, and thus no gains on sales, in 1995. Customer service fees continued their decline of the past several years.

     Provision for Loan Losses
     -------------------------

     The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California appears to be giving way to full recovery, its impact on the payment performance of the Bank's borrowers has not been a significant factor in recent years. More important, the Company's emphasis on maintaining high asset quality continued in 1997, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totalled just $338,000 at the end of 1997, up slightly from $302,000 on December 31, 1996, and compared to $1,195,000 at the end of 1995. Management believes the allowance for possible loan losses as of December 31, 1997 was adequate in relation to both existing and potential risks in the loan portfolio.

     The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, in 1997 provisions of $540,000 were made to the reserve for loan losses, $719,000 in loans were charged off, and $279,000 in loans previously charged off were recovered. By way of comparison, during 1996 no provisions were made to the allowance for loan losses, a total of $230,000 in loans were charged off, and $530,000 in previously charged off loans were recovered. In 1995, provisions of $678,000 were made to the allowance for loan losses, a total of $219,000 in loans were charged off, and $151,000 in previously charged off loans were recovered. These transactions brought the balance of the allowance for possible loan losses at the end of 1997 to $2,400,000 (or 2.9% of total loans), compared to $2,300,000 (or 2.5% of total loans) at December 31, 1996, and compared to $2,000,000 (or 2.3% of total loans) at the end of 1995.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. In 1997, the Company identified loans having an aggregate average balance of $1,783,000 which it concluded were impaired under SFAS No. 114. During 1996, the Company had identified loans having an aggregate average balance of $1,252,000 which it concluded were impaired. In contrast, during 1995 the Company had identified loans having an aggregate average balance of $687,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements for 1997, 1996, or 1995.

     Operating Expenses
     ------------------

     Total operating expenses rose in 1997, to $6,645,000 from $6,320,000 in 1996 and $5,644,000 in 1995. While the total expense figures have fluctuated over time, most components continue to be moderated by the effects of an ongoing program of expense control.

     Salaries and related benefits expense increased again in 1997, rising to $2,915,000 from a 1996 total of $2,566,000 and from $2,195,000 in 1995. The increase in this expense category principally reflects the increases in staffing which began in 1995 as part of the Company's growth initiative and which have continued through 1997 in connection with the establishment of new offices and lines of business. Occupancy expense rose slightly in 1997, to $393,000 from $374,000 in 1996 and a 1995 total of $348,000 due to operating cost pass-throughs on the premises occupied by the Company. Real estate expense fell to just $3,000 in 1997 from $380,000 in 1996 after a 1995 level of $59,000. The
1996 total reflects a charitable donation by the Bank of its only parcel of other real estate owned; this expense was essentially offset by the tax benefits resulting from the donation. Custodial and other services to customers declined again in 1997 as they did in both 1996 and 1995, standing at $987,000 for the year after $1,089,000 for 1996 versus $1,093,000 in 1995. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses rose in 1997, reversing the pattern of modest declines which had prevailed in prior years. Other expenses totalled $2,347,000 in 1997 compared to $1,911,000 in 1996, which was down from $1,949,000 in 1995.
Other expenses in 1997 include an increase in legal fees relating to collection of non-performing loans and the termination of the Company's deposit relationship with Transcorp Pension Services; professional services jumped to $1,119,000 for 1997 after amounting to $467,000 in 1996 and compared to $424,000 in 1995. A more positive factor was the continued low level of premiums for FDIC insurance, reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined by applicable statute.
FDIC premium expense for 1997 was $16,000, after falling to just $2,000 in 1996 from $161,000 in 1995. Most of the remaining categories of other expense generally remained stable: data processing fees rose slightly in 1997 to $254,000 compared to $242,000 in 1996, after falling to $225,000 in 1995;
general insurance was unchanged in 1997, at $108,000 for both 1997 and 1996 after rising to $134,000 in 1995; directors fees fell again, to just $46,000 in 1997 from $59,000 in 1996 from $105,000 in 1995 due to the elimination of directors fees for directors who are also officers of the Bank; and other expenses, which fell to $608,000 in 1997 after rising to $946,000 in 1996 from $764,000 in 1995 principally due to higher costs of services provided to customers and losses of $65,000 incurred on sales of investment securities.

     Taxes and Effects of Accounting Changes
     ---------------------------------------

     The combined effects of the activity described above resulted in Income Before Taxes of $2,093,000, down sharply from $2,869,000 in 1996, and somewhat lower than the $2,281,000 for 1995. In 1997, the Company recorded tax provisions of $885,000. At the end of 1993, the Company had a gross deferred tax asset, representing the accumulated effects of timing differences between the Company's accounting records and tax returns, of $1,360,000. Based on an analysis of the portion of this asset which, more likely than not, would be utilized in the immediate future, a valuation reserve for deferred income tax assets was established in the amount of $1,027,000. During 1995, the need for such a valuation reserve was reevaluated, and the balance of the reserve was reduced to $200,000. The reduction in the reserve balance had the effect of substantially offsetting the Company's federal tax provisions, and as a result the Company recorded net tax provisions of $254,000 in 1995. The remaining balance of the reserve was eliminated in 1996, and this much lower level of reserve reversals led to net tax provisions of $833,000 in 1996. As a result, the Company generated Net Income of $1,208,000 in 1997, compared to $2,036,000 in 1996, and versus Net Income of $2,027,000 in 1995.

     Liquidity, Sources of Funds, and Capital Resources
     --------------------------------------------------

     The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $81,294,000 and $61,338,000 (or 56.0% and 44.9% of total deposits) at
December 31, 1997 and 1996, respectively. The ratio of net loans to deposits was 54.3% and 64.1% at the end of 1997 and 1996, respectively.

     Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 39% and 54% of the Bank's total deposits as of December 31, 1997 and 1996, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposit in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

     The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Agency securities. In 1997, the Bank generated net gains of $23,000 on sales of securities; losses on sales of securities of $65,000 were incurred in 1996. By way of comparison, gains of $11,000 on sales of securities were realized in 1995. As of December 31, 1997 the Bank's investment portfolio contained gross unrealized gains of $20,000 and gross unrealized losses of $7,000, for net unrealized gains of $13,000; at December 31, 1996 the Bank's investment portfolio contained gross unrealized gains of $82,000 and gross unrealized losses of $43,000, for net unrealized gains of $39,000. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $9,000 (net of taxes) increase in shareholders' equity as of December 31, 1997, and a $26,000 increase (net of taxes) in the Company's shareholders' equity as of December 31, 1996. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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

                                                  One month    Six months     One year
                                                   but less     but less      but less                  Non-interest
                          Floating   Less than       than         than          than       Five years      earning
Category                    Rate     one month    six months    one year     five years     or more      or bearing      Total
=======================   ========   ==========   ==========   ===========   ===========   ==========   =============   =======
Fed funds sold              38,390           0             0            0             0             0              0     38,390
Time deposits with
 other banks                     0         396         6,133            0            97             0              0      6,626
Investment securities            0       1,949        24,457            0            25             0              0     26,431
                            ------      ------        ------       ------        ------        ------        -------    -------
  Subtotal                  38,390       2,345        30,590            0           122             0              0     71,447

Loans                       55,610         999        21,297          814             0             0              0     78,720
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total earning assets      94,000       3,344        51,887          814           122             0              0    150,167

Cash and due from banks          0           0             0            0             0             0          9,847      9,847
Premises and equipment           0           0             0            0             0             0            698        698
Other real estate owned          0           0             0            0             0             0              0          0
Other assets                     0           0             0            0             0             0          1,733      1,733
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total non-earning
   assets                        0           0             0            0             0             0         12,278     12,278
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total assets              94,000       3,344        51,887          814           122             0         12,278    162,445

Funds purchased                  6           0             0            0             0             0              0          6
Repurchase agreements            0           0             0            0             0             0              0          0
                            ------      ------        ------       ------        ------        ------        -------    -------
  Subtotal                       6           0             0            0             0             0              0          6

Savings deposits             6,111           0             0            0             0             0              0      6,111
Money market deposits       72,959           0             0            0             0             0              0     72,959
Time deposits                    0      13,029        16,076          892           209             0              0     30,206
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total bearing
   liabilities              79,076      13,029        16,076          892           209             0              0    109,282

Demand deposits                  0           0             0            0             0             0         35,820     35,820
Other liabilities                0           0             0            0             0             0          1,920      1,920
Equity capital                   0           0             0            0             0             0         15,423     15,423
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total non-bearing
   liabilities                   0           0             0            0             0             0         53,163     53,163
                            ------      ------        ------       ------        ------        ------        -------    -------
  Total liabilities         79,076      13,029        16,076          892           209             0         53,163    162,445

    GAP                     14,924      (9,685)       35,811          (78)          (87)            0        (40,885)         0

    Cumulative GAP          14,924       5,239        41,050       40,972        40,885        40,885              0          0


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

    The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $15,423,000 and $14,316,000 as of December 31, 1997 and 1996, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:


                                           12-31-97    12-31-96
                                           --------    --------

Leverage Ratio (Tier I Capital
to Assets:
     First Regional Bancorp                  9.50%       9.71%
     Regulatory requirement                  4.00%       4.00%

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

     In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:


                                            12-31-97    12-31-96
                                            --------    --------

Tier I Capital to Assets:
     First Regional Bancorp                 16.70%      16.40%
     Regulatory requirement                  4.00%       4.00%

Tier I + Tier II Capital to Assets:
     First Regional Bancorp                 18.00%      17.70%
     Regulatory requirement                  8.00%       8.00%

     The Company believes that it will continue to meet all applicable capital standards.

     Year 2000 Issues
     ----------------

     The approach of the year 2000 presents potential problems to businesses, such as the Company, which utilize computers. Many computer systems in use today, particularly older computers and computer programs, may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicate the year in a date. For example, the year 2000 could be interpreted as the year 1900 by such systems. As a result, the systems could produce inaccurate data, or not function at all.

     In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company is currently assessing the ability of each system to properly perform, and is implementing corrective measures when deficiencies are found. Thus far, relatively few required corrections have been identified, and most of these situations would have been corrected in the normal course of business as part of the routine ongoing maintenance and updating of the Company's systems. At this point, the Company anticipates no difficulty in achieving full year 2000 capability. Further, while it is impossible to determine the costs of achieving full year 2000 capability, at this point those costs are not expected to be material.

     As a lending institution, the Bank is also exposed to potential risk if borrowers suffer year 2000-related difficulties and are unable to repay their loans. The Bank is discussing the year 2000 issue with borrowers as part of the loan granting or renewal process. At this time, it is impossible to determine what impact, if any, the year 2000 will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of material adverse impacts as a result of the year 2000.

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

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K

     (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

     No Form 8-K reports were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Regional Bancorp


                                     By:/s/ Jack A. Sweeney
                                        ---------------------------------
                                        Jack A. Sweeney, Chairman of the Board
                                        Chief Executive Officer

                                     Date:  March 27, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                     Date


/s/ Jack A. Sweeney             Director, Chairman        March 27, 1998
---------------------------     of the Board and Chief
Jack A. Sweeney                 Executive Officer



/s/ Mark Rubin                  Director, Vice Chairman   March 27, 1998
---------------------------     of the Board, and
Mark Rubin                      President


/s/ H. Anthony Gartshore        Director                  March 27, 1998
---------------------------
H. Anthony Gartshore


/s/ Gary M. Horgan              Director                  March 27, 1998
------------------------
Gary M. Horgan


/s/ Alexander S. Lowy           Director                  March 27, 1998
------------------------
Alexander S. Lowy


/s/ Frank R. Moothart           Director                  March 27, 1998
------------------------
Frank R. Moothart


/s/ Lawrence Sherman            Director                  March 27, 1998
------------------------
Lawrence J. Sherman


/s/ Carolyn Z. Nicholson        Director                  March 27, 1998
------------------------
Carolyn Zarro Nicholson


/s/ Thomas McCullough           Director, Chief           March 27, 1998
------------------------        Financial Officer and
Thomas E. McCullough            Chief Accounting
                                Officer


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                               Page in Form 10-K
--------------------                               -----------------

  First Regional Bancorp and Subsidiary:

    Report of Independent Auditors..................   49

    Consolidated Balance Sheets as of
    December 31, 1997 and 1996......................   50

    Consolidated Statements of Income for
    the years ended December 31, 1997, 1996,
    1995............................................   51

    Consolidated Statements of Shareholders'
    Equity for the years ended December 31, 1997,
    1996, and 1995..................................   53

    Consolidated Statements of Cash Flows for
    the years ended December 31, 1997, 1996,
    and 1995........................................   54

    Notes to Consolidated Financial Statements......   56

  First Regional Bancorp (Parent Company):

    Note 15 to Consolidated Financial
    Statements......................................   71

  All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

                            FIRST REGIONAL BANCORP
                                AND SUBSIDIARY

Consolidated Financial Statements as of December 31, 1997 and 1996 and for Each of the Three Years in the Period Ended December 31, 1997 and Independent Auditors' Report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1997 and 1996, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Los Angeles, California

February 18, 1998

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------
ASSETS                                                                 1997                   1996

  Cash and due from banks (Note 6)                                 $  9,847,000           $  6,499,000
  Federal funds sold                                                 38,390,000             22,780,000
                                                                   ------------           ------------

  Cash and cash equivalents                                          48,237,000             29,279,000
  Investment securities available for sale, amortized cost
    $26,418,000 and $26,778,000 (Note 2)                             26,431,000             26,817,000
  Interest-bearing deposits in financial institutions                 6,626,000              5,242,000
  Loans, net (Note 3)                                                77,778,000             80,104,000
  Government guaranteed loans (Note 3)                                                       2,665,000
  Government guaranteed loans, held for sale, at lower of cost
    or market (Note 3)                                                  942,000              4,833,000
  Premises and equipment, net (Note 4)                                  698,000                362,000
  Accrued interest receivable and other assets (Note 5)               1,106,000              2,524,000
  Deferred income tax asset, net (Note 5)                               627,000                623,000
                                                                   ------------           ------------

TOTAL                                                              $162,445,000           $152,449,000
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 11 and 13):
    Noninterest bearing                                            $ 35,820,000           $ 22,516,000
    Interest bearing:
      Time deposits                                                  30,206,000             24,839,000
      Money market deposits                                          72,959,000             83,956,000
      Other                                                           6,111,000              5,444,000
                                                                   ------------           ------------

          Total deposits                                            145,096,000            136,755,000
  Accrued interest payable and other liabilities (Note 5)             1,926,000              1,378,000
                                                                   ------------           ------------

          Total liabilities                                         147,022,000            138,133,000
                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (Notes 7, 8 and 9):
  Common stock, no par value; authorized, 50,000,000 shares;
    outstanding, 2,416,000 (1997) and 2,406,000 (1996) shares        11,286,000             11,332,000
  Retained earnings                                                   4,128,000              2,958,000
  Unrealized gain on securities available for sale, net of tax            9,000                 26,000
                                                                   ------------           ------------

          Total shareholders' equity                                 15,423,000             14,316,000
                                                                   ------------           ------------

TOTAL                                                              $162,445,000           $152,449,000
                                                                   ============           ============

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-----------------------------------------------------------------------------------------------
                                                            1997          1996           1995
INTEREST INCOME:
  Interest on loans                                     $ 8,742,000   $ 8,509,000   $ 8,427,000
  Interest on deposits in financial institutions            280,000       280,000       433,000
  Interest on federal funds sold                          1,569,000     1,219,000     1,469,000
  Interest on investment securities                       1,277,000     1,455,000       591,000
                                                        -----------   -----------   -----------

          Total interest income                          11,868,000    11,463,000    10,920,000
                                                        -----------   -----------   -----------

INTEREST EXPENSE:
  Interest on deposits (Notes 11 and 13)                  3,285,000     2,970,000     2,732,000
  Interest on other borrowings                                              4,000        32,000
                                                        -----------   -----------   -----------

          Total interest expense                          3,285,000     2,974,000     2,764,000
                                                        -----------   -----------   -----------

NET INTEREST INCOME                                       8,583,000     8,489,000     8,156,000

PROVISION FOR LOAN LOSSES (Note 3)                          540,000                     678,000
                                                        -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         8,043,000     8,489,000     7,478,000
                                                        -----------   -----------   -----------

OTHER OPERATING INCOME:
  Customer service fees                                     291,000       361,000       404,000
  Other                                                     404,000       339,000        43,000
                                                        -----------   -----------   -----------

          Total operating income                            695,000       700,000       447,000
                                                        -----------   -----------   -----------

OTHER OPERATING EXPENSES:
  Salaries and related benefits (Note 6)                  2,915,000     2,566,000     2,195,000
  Occupancy expenses (Note 4)                               393,000       374,000       348,000
  Real estate expense, net                                    3,000       380,000        59,000
  Custodial and other service (Note 13)                     987,000     1,089,000     1,093,000
  Other expenses (Note 12)                                2,347,000     1,911,000     1,949,000
                                                        -----------   -----------   -----------

          Total operating expenses                        6,645,000     6,320,000     5,644,000
                                                        -----------   -----------   -----------


See notes to consolidated financial statements.
                                                                     (Continued)

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND

--------------------------------------------------------------------------------------------------

                                                 1997                 1996                 1995
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                       $2,093,000           $2,869,000           $2,281,000

PROVISION FOR INCOME TAXES (Note 5)              885,000              833,000              254,000
                                              ----------           ----------           ----------

NET INCOME                                    $1,208,000           $2,036,000           $2,027,000
                                              ==========           ==========           ==========

BASIC EARNINGS PER COMMON SHARE               $     0.50           $     0.85           $     0.85
                                              ==========           ==========           ==========

DILUTED EARNINGS PER COMMON SHARE             $     0.46           $     0.78           $     0.80
                                              ==========           ==========           ==========

See notes to consolidated financial statements.
                                                                  (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


                                                                                               UNREALIZED
                                                                                                  GAIN
                                                                                                (LOSS) ON
                                                        COMMON STOCK                            SECURITIES
                                               ---------------------------       RETAINED       AVAILABLE
                                                  SHARES                         EARNINGS        FOR SALE,
                                                OUTSTANDING       AMOUNT         (DEFICIT)      NET OF TAX       TOTAL

BALANCE,
  JANUARY 1, 1995                                2,399,000     $11,332,000     $(1,105,000)     $ (5,000)    $10,222,000

  Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                                                                    10,000          10,000

  Net income                                                                     2,027,000                     2,027,000
                                               -----------    ------------    ------------    ----------     -----------

BALANCE,
  DECEMBER 31, 1995                              2,399,000      11,332,000         922,000         5,000      12,259,000

  Net change in unrealized gain (loss)

    on securities available for sale,
    net of tax                                                                                    21,000          21,000

  Net income                                                                     2,036,000                     2,036,000

  Options exercised                                  7,000
                                               -----------    ------------    ------------    ----------     -----------

BALANCE,
  DECEMBER 31, 1996                              2,406,000      11,332,000       2,958,000        26,000      14,316,000

  Net change in unrealized gain (loss)

    on securities available for sale,
    net of tax                                                                                   (17,000)        (17,000)

  Common stock
    repurchased and retired                        (30,000)       (148,000)        (38,000)                     (186,000)

  Net income                                                                     1,208,000                     1,208,000

  Options exercised
    including tax benefit                           40,000         102,000                                       102,000
                                               -----------    ------------    ------------    ----------     -----------

BALANCE,
  DECEMBER 31, 1997                              2,416,000     $11,286,000     $ 4,128,000      $  9,000     $15,423,000
                                               ===========    ============    ============    ==========     ===========

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                     1997                   1996                   1995

OPERATING ACTIVITIES:
  Net income                                                   $  1,208,000           $  2,036,000           $  2,027,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                   540,000                                       678,000
    Provision for losses on real estate                                                     80,000                 50,000
    Contribution of real estate                                                            320,000
    Provision for depreciation                                       88,000                 51,000                 53,000
    Gain on sale of investment securities, net                      (23,000)               (32,000)                (5,000)
    Gain on sale of real estate                                    (179,000)                                      (14,000)
    Accretion of investment securities
      premiums and discounts, net                                  (261,000)              (154,000)              (366,000)
    Gain on sale of loans                                          (103,000)              (295,000)                (6,000)
    Gain on sale of fixed assets                                    (15,000)
    Amortization of loan premiums and discounts, net               (977,000)               610,000                649,000
    Decrease (increase) in interest receivable
      and other assets                                            1,418,000               (473,000)              (431,000)
    Increase in interest payable
      and other liabilities                                         659,000                551,000                433,000
    Deferred income tax benefit                                      (4,000)              (273,000)               (29,000)
                                                               ------------           ------------           ------------

          Net cash provided by operating activities               2,351,000              2,421,000              3,039,000
                                                               ------------           ------------           ------------

INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
   deposits
    in financial institutions                                    (1,384,000)             2,879,000             (1,494,000)
  Net increase in loans                                            (263,000)           (19,189,000)           (11,902,000)
  Proceeds from sale of loans                                     7,275,000             16,620,000              1,975,000
  Purchases of investment securities                            (39,158,000)           (24,452,000)           (20,393,000)
  Proceeds from maturities of investment securities              22,474,000              7,567,000             17,000,000
  Proceeds from sales of investment securities                   17,328,000              4,135,000              1,699,000
  Purchases of premises and equipment                              (425,000)              (212,000)               (87,000)
  Proceeds from sale of premises and equipment                       16,000
  Net decrease in investment in real estate                                                 12,000                385,000
  Proceeds from sale of real estate                               2,589,000                                       210,000
                                                               ------------           ------------           ------------
          Net cash provided by (used in) investing
            activities                                            8,452,000            (12,640,000)           (12,607,000)
                                                               ------------           ------------           ------------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------


                                                                                 1997            1996           1995

FINANCING ACTIVITIES:
  Net increase in time deposits                                               $ 5,367,000     $11,824,000    $ 1,568,000
  Net increase in noninterest-bearing
    deposits and other interest-bearing deposits                                2,974,000         207,000      9,490,000
  Common stock repurchased and retired                                           (186,000)
                                                                              -----------     -----------    -----------

          Net cash provided by financing activities                             8,155,000      12,031,000     11,058,000
                                                                              -----------     -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                          18,958,000       1,812,000      1,490,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   29,279,000      27,467,000     25,977,000
                                                                              -----------     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $48,237,000     $29,279,000    $27,467,000
                                                                              ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Acquisition of other real estate owned through foreclosure                  $ 2,410,000                    $   140,000
  Net transfer of loans to loans held for sale                                                $20,480,000    $ 1,969,000
  Loans to facilitate sale of other real estate owned                                                        $   280,000

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                               $ 3,272,000     $ 2,721,000    $ 2,687,000
  Income taxes paid                                                           $   625,000     $ 1,285,000    $   166,000


See notes to consolidated financial statements.
                                                                    (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------

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

   Investment Securities - Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other than temporary) is reported as a separate component of shareholders' equity. Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific-identification basis and reported in earnings.

   LOANS - Loans are carried at face amount less payments collected, deferred fees and allowances for loan losses. Interest on loans is accrued monthly on a simple-interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment.

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

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of SFAS No. 114," effective January 1, 1995. SFAS No. 114 prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires an impaired loan to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company determined that the combined effect of adoption of SFAS Nos. 114 and 118 was immaterial to the consolidated financial statements due to the Company's pre-existing methodology for calculating its allowance for possible loan losses.

   All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below-market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

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

   RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified to be comparable to the classification used in the 1997 financial statements.

   IMPAIRMENT OF LONG-LIVED ASSETS - On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair values of the assets. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

   Adoption of SFAS No. 121 did not have a material impact on the Company's operations or financial position.

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

   EARNINGS PER COMMON SHARE - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 8.

2. INVESTMENT SECURITIES

   The amortized cost and estimated fair values of securities available for sale as of December 31, 1997 and 1996 were as follows:


                                                          GROSS             GROSS
                                    AMORTIZED          UNREALIZED        UNREALIZED             FAIR
1997                                   COST               GAINS             LOSSES             VALUE

U.S. agency securities            $18,389,000          $20,000          $ (7,000)           $18,402,000
Commercial paper                    8,004,000                                                 8,004,000
Other securities                       25,000                                                    25,000
                                  -----------          -------          --------            -----------

                                  $26,418,000          $20,000          $ (7,000)           $26,431,000
                                  ===========          =======          ========            ===========

1996

U.S. agency securities            $26,753,000          $82,000          $(43,000)           $26,792,000
Other securities                       25,000                                                    25,000
                                  -----------          -------          --------            -----------

                                  $26,778,000          $82,000          $(43,000)           $26,817,000
                                  ===========          =======          ========            ===========

   Proceeds from sales of investment securities available for sale during 1997, 1996 and 1995 were $17,328,000, $4,135,000 and $1,699,000, respectively.
   Realized gains and losses on sales during 1997, 1996 and 1995 were immaterial.

   All securities held at December 31, 1997 are scheduled to mature in 1998.

   Securities carried at $4,000,000 were pledged as of December 31, 1997 and 1996 to secure current or future public deposits and for other purposes required or permitted by law.

3. LOANS

   The loan portfolio consisted of the following at December 31, 1997 and 1996:


                                                                        1997                   1996

Real estate loans                                                    $38,195,000            $44,250,000
Commercial loans                                                      15,365,000             10,564,000
Real estate construction loans                                         4,982,000             11,010,000
Bankers' acceptances                                                  21,727,000             16,733,000
Other loans                                                              420,000                398,000
                                                                     -----------            -----------

                                                                      80,689,000             82,955,000
Allowance for loan losses                                             (2,400,000)            (2,300,000)
Deferred loan fees, net                                                 (511,000)              (551,000)
                                                                     -----------            -----------

Loans, net                                                           $77,778,000            $80,104,000
                                                                     ===========            ===========

Government guaranteed loans, including premiums on
  loans of $22,000 at December 31, 1996                              $         -            $ 2,665,000
                                                                     ===========            ===========

Government guaranteed loans held for sale, including
  premiums on loans of $36,000 and $239,000 at
  December 31, 1997 and 1996, respectively                           $   942,000            $ 4,833,000
                                                                     ===========            ===========


   The Bank's lending is concentrated in real estate in Southern California. In the recent past, this area experienced adverse economic conditions. Future declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date. No industry constitutes a concentration in the Bank's portfolio except the real estate construction industry.

   An analysis of the activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                            1997                  1996                  1995

Balance, beginning of year                               $2,300,000            $2,000,000            $1,390,000
Provision for loan losses                                   540,000                                     678,000
Loans charged off                                          (719,000)             (230,000)             (219,000)
Recoveries on loans previously charged off                  279,000               530,000               151,000
                                                         ----------            ----------            ----------

Balance, end of year                                     $2,400,000            $2,300,000            $2,000,000
                                                         ==========            ==========            ==========


   Management believes the allowance for loan losses as of December 31, 1997 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (the "FDIC") and the California Department of Financial Institutions upon subsequent examination of the Bank by such authorities.

   At December 31, 1997 and 1996, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 as amended by SFAS No. 118 was $496,000 and $3,100,000, respectively, with reserves of $252,000 and $681,000, respectively. The average recorded investment in impaired loans during 1997 and

   1996 was $1,783,000 and $1,252,000, respectively. Interest income on impaired loans of $45,000 and $190,764 was recognized for cash payments received in 1997 and 1996, respectively.

   In the ordinary course of business, the Bank grants loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31, 1997 and 1996:


                                        1997              1996

Balance, beginning of year            $ 78,000          $ 79,000
Loans granted or renewed                64,000            30,000
Repayments                             (78,000)          (31,000)
                                      --------          --------

Balance, end of year                  $ 64,000          $ 78,000
                                      ========          ========


4. PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following as of December 31, 1997 and 1996:

                                                              1997                  1996

Furniture, fixtures and equipment                        $ 1,988,000           $ 1,716,000
Leasehold improvements                                       538,000               531,000
                                                         -----------           -----------

                                                           2,526,000             2,247,000
Accumulated depreciation and amortization                 (1,828,000)           (1,885,000)
                                                         -----------           -----------

Premises and equipment, net                              $   698,000           $   362,000
                                                         ===========           ===========


   Rental expense for premises included in occupancy expenses for 1997, 1996 and 1995 was approximately $366,000, $356,000 and $331,000, respectively.

   The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1997, excluding the effect of future cost-of-living increases provided for in the leases, and net of sublease income:

                                              MINIMUM RENTAL
                                                COMMITMENTS

1998                                            $426,000
1999                                             437,000
2000                                             431,000
2001                                             423,000
2002                                             423,000
Thereafter                                        61,000
                                              ----------

Total                                         $2,201,000
                                              ==========

   At the end of 1994, the Company elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance was made to the Company over a 15-month period beginning February 1, 1995. The Company is deferring recognition of the amount and amortizing it evenly over the lease term, which expires in February 2003.

5. INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, net of valuation adjustments, consists of the following:


                                             1997                 1996                1995

Current provision (benefit):
  Federal                                 $652,000           $  997,000           $ (85,000)
  State                                    237,000              109,000             368,000
                                          --------           ----------           ---------

                                           889,000            1,106,000             283,000
                                          --------           ----------           ---------
Deferred provision (benefit):
  Federal                                   (3,000)            (389,000)             85,000
  State                                     (1,000)             116,000            (114,000)
                                          --------           ----------           ---------

                                            (4,000)            (273,000)            (29,000)
                                          --------           ----------           ---------

Total                                     $885,000           $  833,000           $ 254,000
                                          ========           ==========           =========

   Income tax assets (liabilities) consisted of the following at December 31, 1997 and 1996:


                                                             1997                1996

Income taxes currently receivable (payable),
included in other assets/other liabilities:
  Federal                                                  $  5,000            $237,000
  State                                                      (5,000)             25,000
                                                           --------            --------

                                                                                262,000
                                                           --------            --------

Deferred income tax asset:
  Federal                                                   428,000             425,000
  State                                                     199,000             198,000
                                                           --------            --------

                                                            627,000             623,000
                                                           --------            --------

Total                                                      $627,000            $885,000
                                                           ========            ========

   The components of the net deferred income tax asset at December 31 are summarized as follows:

FEDERAL                                             1997               1996

Deferred tax liabilities:
  Prepaid expenses                               $ (53,000)         $ (61,000)
  State taxes                                      (67,000)           (68,000)
  Depreciation                                     (78,000)           (62,000)
  Other                                           (194,000)          (170,000)
                                                 ---------          ---------

Gross liabilities                                 (392,000)          (361,000)
                                                 ---------          ---------

Deferred tax assets:
  Loan and real estate loss allowances             291,000            256,000
  Deferred compensation                            270,000            134,000
  State franchise tax                               64,000             88,000
  Contribution charge-off                          173,000            229,000
  Other                                             22,000             79,000
                                                 ---------          ---------

Gross assets                                       820,000            786,000
                                                 ---------          ---------

Net deferred tax asset - federal                   428,000            425,000
                                                 ---------          ---------

STATE

Deferred tax liabilities:
  Prepaid expenses                                 (17,000)           (20,000)
  Depreciation                                     (22,000)           (18,000)
  Other                                            (62,000)           (57,000)
                                                 ---------           --------

Gross liabilities                                 (101,000)           (95,000)
                                                 ---------           --------

Deferred tax assets:
  Loan and real estate loss allowances             155,000            146,000
  Deferred compensation                             86,000             45,000
  Real estate contribution                          52,000             76,000
  Other                                              7,000             26,000
                                                 ---------           --------

Gross assets                                       300,000            293,000
                                                 ---------           --------

Net deferred tax asset - state                     199,000            198,000
                                                 ---------           --------

Net deferred tax asset                           $ 627,000           $623,000
                                                 =========           ========

   The provision for income taxes (benefit) for the years ended December 31, 1997, 1996 and 1995 varied from the federal statutory tax rate for the following reasons:

                                              1997                      1996                      1995
                                  -------------------------------------------------------------------------
                                       AMOUNT      RATE          AMOUNT       RATE         AMOUNT      RATE

Tax expense (benefit)
  at statutory rate                   $733,000      35.0 %     $1,014,000      35.0 %    $ 798,000      35.0 %

State franchise taxes,
  net of federal
  income tax benefit                   156,000       7.4          146,000       5.1        167,000       7.3

Valuation allowance                                              (200,000)     (6.9)      (996,000)    (43.7)

Tax credits resulting
  from loss carryback                                                                      174,000       7.6

Other, net                              (4,000)     (0.1)        (127,000)     (4.4)       111,000       4.9
                                      --------     -----       ----------     -----      ---------     -----

Total                                 $885,000      42.3 %     $  833,000      28.8 %    $ 254,000      11.1 %
                                      ========     =====       ==========     =====      =========     =====

6. COMMITMENTS AND CONTINGENCIES

   As of December 31, 1997, the Company had the following commitments and contingent liabilities:

Undisbursed loans                                $19,844,000
Standby letters of credit                          1,153,000

   The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit as it does for making loans and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates.

   The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $42,000, $28,000 and $7,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   As of December 31, 1997, the Bank had unused lines of credit with other depository institutions of $6,500,000.

   The Bank's principal regulators are the FDIC and the California Department of Financial Institutions; the Company is regulated by the Federal Reserve Bank. At periodic intervals, these agencies examine the Bank and the Company as part of their legally prescribed oversight responsibilities.

   Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $830,000 and $611,000 at December 31, 1997 and 1996, respectively.

   In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

7. SHAREHOLDERS' EQUITY

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1997 and 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Bank's category.

   Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 1997 and 1996 (the Company's ratios and amounts are substantially the same):

                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                       FOR CAPITAL                         PROMPT CORRECTIVE
                                         Actual                      ADEQUACY PURPOSES                      ACTION PROVISIONS
                               -----------------------        ---------------------------------      -----------------------------
                                     AMOUNT      RATIO                AMOUNT         RATIO             AMOUNT              RATIO
As of December 31, 1997:
Total capital
    (to risk-weighted assets)      $16,581,000     18.0 %    *    $7,373,000     *       8.0 %       $9,216,000      *      10.0 %


  Tier I capital
    (to risk-weighted assets)      $15,413,000     16.7 %    *    $3,686,000     *       4.0 %       $5,530,000      *       6.0 %


  Tier I capital
    (to average assets)            $15,413,000     9.5 %     *    $6,256,000     *       4.0 %       $8,122,000      *       5.0 %



As of December 31, 1996:
  Total capital
    (to risk-weighted assets)      $15,389,000     17.7 %    *    $6,968,000     *       8.0 %       $8,710,000      *      10.0 %


  Tier I capital
    (to risk-weighted assets)      $14,283,000     16.4 %    *    $3,484,000     *       4.0 %       $5,226,000      *       6.0 %


  Tier I capital
    (to average assets)            $14,283,000     9.71 %    *    $5,883,000     *       4.0 %       $7,353,000      *       5.0 %

* Represents "greater than or equal to."

8. EARNINGS PER SHARE RECONCILIATION

                                                                             December 31, 1997
                                                ----------------------------------------------------------------------
                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                         Income                   SHARES                PER SHARE
                                                       (Numerator)             (DENOMINATOR)              AMOUNT

BASIC EPS
  Income available to common shareholders                   $1,208,000                 2,429,000               $ 0.50

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                               194,000                (0.04)
                                                  --------------------                 ---------               ------

DILUTED EPS
  Income available to common shareholders                   $1,208,000                 2,623,000               $ 0.46
                                                  ====================                 =========               ======

                                                             1,208,000                 2,623,000                    0

                                                                         December 31, 1996
                                                 ---------------------------------------------------------------------
 BASIC EPS
  Income available to common shareholders                 $2,036,000                   2,401,000                $ 0.85

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                               205,000                 (0.07)
                                                          ----------                   ---------                ------

DILUTED EPS
  Income available to common shareholders                 $2,036,000                   2,606,000                $ 0.78
                                                          ==========                   =========                ======

                                                                         December 31, 1995
                                                     -------------------------------------------------------

BASIC EPS
  Income available to common shareholders                 $2,027,000          2,399,000         $ 0.85

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                      125,000          (0.05)
                                                          ----------          ---------         ------

DILUTED EPS
  Income available to common shareholders                 $2,027,000          2,524,000         $ 0.80
                                                          ==========          =========         ======



9. STOCK COMPENSATION PLANS

   The Company has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in 2000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, are exercisable and expire as determined by the Board of Directors.

   During 1994, the Board of Directors authorized cancellation of the outstanding options under the plan of 275,000 shares at an exercise price of $2.75 per share. These options were subsequently reissued at an exercise price of $2.00 per share, vesting over a five-year period and expiring on January 1, 2000. During 1996 and 1995, additional options were granted to officers for an aggregate of 20,000 and 30,000 shares, respectively, at exercise prices ranging from $3.50 - $5.75 per share in 1996 and $2.50 - $3.50 per share in 1995. No options were granted in 1997.

   In 1997, under the terms of the Plan, 60,000 stock options were exchanged for 40,408 shares of stock.

   At December 31, 1997, 1996 and 1995, the Company had options outstanding granted under the plan as follows:


                              1997                      1996                     1995
                   ----------------------    ----------------------    ---------------------
                                 WEIGHTED                  WEIGHTED                 WEIGHTED
                                 AVERAGE                   AVERAGE                  AVERAGE
                                 EXERCISE                  EXERCISE                 EXERCISE
                       SHARES     PRICE          SHARES     PRICE         SHARES     PRICE

Outstanding at
  beginning of year   340,000       $2.24       345,000       $2.09       315,000      $2.00

Granted                                          20,000        4.63        30,000       3.00
Exercised             (60,000)       2.00       (10,000)       2.00
Terminated                                      (15,000)       2.00
                      -------                   -------                   -------

Outstanding at
  end of year         280,000        2.24       340,000        2.24       345,000       2.09
                      =======                   =======                   =======

Options exercis-
  able at year end     70,000        2.21        64,000        2.09             -          -
                      =======                   =======                   =======

   The estimated fair value of options granted during 1996 was $2.45 per share. No compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and basic earnings per share for the year ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:


Net income to common shareholders:
  As reported                                       $1,208,000           $2,036,000
  Pro forma                                         $1,201,000           $2,029,000

Basic earnings per share:
  As reported                                       $     0.50           $     0.85
  Pro forma                                         $     0.49           $     0.85


   The fair values of options granted under the Company's stock option plan during 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 53%, risk free interest rate of 6.3%, and expected lives of five years.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                 December 31, 1997                   DECEMBER 31, 1998
                                         ---------------------------------    ---------------------------------
                                               CARRYING        ESTIMATED            CARRYING        ESTIMATED
                                                AMOUNT        FAIR VALUE             AMOUNT        FAIR VALUE
                                            (IN THOUSANDS)                       (IN THOUSANDS)
Assets:
  Cash and due from banks                         $ 9,847          $ 9,847             $ 6,499          $ 6,499
  Federal funds sold                               38,390           38,390              22,780           22,780
  Interest-bearing deposits in
    financial institutions                          6,626            6,626               5,242            5,242
  Investment securities available for              26,431           26,431              26,817           26,817
   sale
  Loans                                            77,778           79,597              80,104           82,399
  Government guaranteed loans                         942              970               7,498            7,713

Liabilities:
  Deposits:
    Noninterest-bearing                            35,820           35,820              22,516           22,516
    Interest-bearing:
      Time deposits                                30,206           30,217              24,839           24,849
      Money market and other deposits              79,070           79,070              89,400           89,400

   Fair market values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 1997 and 1996.

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

   No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $496,000 in 1997 and $681,000 in 1996 were not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. INTEREST EXPENSE

   A summary of interest expense on deposits for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                 1997                 1996                 1995

Money market savings/NOW account deposits                    $2,228,000           $2,105,000           $2,069,000
Time deposits under $100,000                                    322,000              222,000              205,000
Time deposits of $100,000 or more                               705,000              616,000              431,000
Savings deposits                                                 30,000               27,000               27,000
                                                             ----------           ----------           ----------

                                                             $3,285,000           $2,970,000           $2,732,000
                                                             ==========           ==========           ==========

   The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1997 and 1996 was approximately $16,672,000 and $16,781,000, respectively.

12. OTHER OPERATING EXPENSES

   Included in other operating expenses for the years ended December 31, 1997, 1996 and 1995 are the following items:

                                     1997                 1996                 1995

Professional services             $1,119,000           $  467,000           $  424,000
FDIC assessment                       16,000                2,000              161,000
Data processing fees                 254,000              242,000              225,000
General insurance                    108,000              108,000              134,000
Directors' fees                       46,000               59,000              105,000
Equipment expense                    196,000               87,000              136,000
Other                                608,000              946,000              764,000
                                  ----------           ----------           ----------

Total                             $2,347,000           $1,911,000           $1,949,000
                                  ==========           ==========           ==========

13. TRANSCORP RELATIONSHIP

   The Bank has had a long-term relationship with Transcorp Pension Services, Inc. ("Transcorp"), an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans pursuant to which the Bank provided custodial and other services to IRA and pension plans for which Transcorp served as administrator. The Bank's deposit and service relationships with Transcorp are governed by an agreement that requires, among other things, not less than a 30-day prior notice of intent by either party to terminate the relationships and withdrawal of the deposited amount over a two-year period. In 1997, Transcorp merged with an affiliated company that already possessed custodial powers, and in anticipation of that merger, Transcorp gave notice of its intent to terminate the deposit and service relationships with the Bank.

   In order to ensure that the terms of its agreement with Transcorp were honored, as well as to provide for a complete and orderly transfer of custodial responsibilities to the new custodian, the Bank sought certain assurances from Transcorp. When these were not forthcoming, the Bank filed suit seeking judicial determination of disagreements regarding various aspects of the Transcorp relationship and the Bank's custodial obligations. That suit was ultimately settled in the first quarter of 1998, with the settlement terms satisfying the Bank's requirement for the complete and orderly transfer of custodial responsibility, and providing for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. The terms of the settlement are non-monetary, except that the Bank has agreed to pay Transcorp $50,000 upon the successful re-registration of all custodial assets, and Transcorp has agreed to pay the Bank $50,000 if it fails to re-register the custodial assets within the established time frame.

   Deposits of custodial clients of the plans Transcorp administers represent approximately 39% and 54% of the Bank's total deposits as of December 31, 1997 and 1996, respectively. For the years ended December 31, 1997, 1996 and 1995, the Bank paid interest of $1,780,000, $1,746,000 and $1,717,000, respectively, on deposits of Transcorp custodial clients, and paid $987,000, $1,089,000 and $1,093,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

   Because the Bank has invested the Transcorp-related deposits in highly liquid assets, the Bank anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period called for in the settlement. Over time, the Bank intends to replace the Transcorp-related deposits with deposits obtained from other sources. Management believes that the Transcorp relationship has been profitable for the Bank, but it is impossible to determine what impact, if any, the termination of the Transcorp relationships will have on the Bank's future results.

14. RELATED-PARTY TRANSACTIONS

   The Bank has an agreement with a director whereby the Bank receives management and consulting services for properties. Total payments in 1997, 1996 and 1995 to the director under the agreement were $4,000, $6,000 and $4,000, respectively. In the opinion of the Bank, the terms of the agreement are no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

   As of December 31, 1997 and 1996, deposits from directors, officers and their affiliates amounted to $4,654,000 and $6,346,000, respectively.

15. FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

   As of December 31, 1997 and 1996, the Company's investment in the Bank was recorded on the equity method at $15,312,000 and $14,283,000, respectively. The Company's cash balance held in the Bank was $1,000 and $6,000 as of December 31, 1997 and 1996, respectively. There were no other significant assets or liabilities recorded on the Company's balance sheets. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. There were no dividends paid by the Bank to the Company in 1997, 1996 or 1995.

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

10.3 Lease for ground and eighth floor premises at 1801 Century Park East, Los Angeles, California (filed as Exhibit 10.3 to Company's Annual Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein). Lease for office at 28310 Roadside Drive, Suite 152, Agoura Hills, California.

11    Statement regarding computation of per share earnings (see Note 1 of the
Notes to Consolidated Financial Statements at page 56 of this report on Form 10-
K)

22    Subsidiary of Registrant

27    Financial Data Schedule