Form 10-Q
period 1998-03-31
FIRST REGIONAL BANCORP
filed 1998-05-01
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

Quarter Ended  March 31, 1998
               --------------

Commission File Number  0-10232
                        -------

                            FIRST REGIONAL BANCORP
                            ----------------------
            (Exact name of registrant as specified in its charter)

California                                             95-3582843
----------                                             ----------
State or other jurisdiction of                        IRS Employer
incorporation or organization                     Identification Number

1801 Century Park East, Los Angeles, California                90067
-----------------------------------------------                -----
Address of principal executive offices                        Zip Code

(310) 552-1776
--------------
Registrant's telephone number, including area code

Not applicable
--------------
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value                 2,451,631
       --------------------------                 ---------
                 Class                   Outstanding on April 28, 1998

                            FIRST REGIONAL BANCORP
                            ----------------------
                                     INDEX
                                     -----

                                                            Page
                                                            ----
Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Financial
               Condition....................................  3

               Consolidated Statements of Income............  5

               Consolidated Statements of Cash Flows........  7

               Notes to Consolidated Financial
               Statements...................................  9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................ 12

Part II - Other Information

     Item 1.   Legal Proceedings............................ 19

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................. 19

     Item 6.   Exhibits and Reports on Form 8-K............. 19

Signatures.................................................. 20

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                  March 31,     December 31,
  ASSETS                                            1998            1997
  ------                                          ---------     ------------
Cash and due from banks                            $  9,454       $  9,847
Time deposits with other financial
 institutions                                         8,896          6,626
Investment securities                                15,313         26,431
Funds sold                                           60,000         38,390

Federally guaranteed loans                              500            942
Other loans, net of allowance for losses of
 $2,424,000 in 1998 and $2,400,000 in 1997           71,171         77,778

Premises and equipment, net of accumulated
 depreciation                                           693            698
Other real estate owned                                   0              0
Accrued interest receivable and other assets          1,722          1,733
                                                   --------       --------
 Total Assets                                      $167,749       $162,445
                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Demand deposits                                    $ 38,955       $ 35,820
Savings deposits                                      6,001          6,111
Money market deposits                                65,302         72,959
Time deposits                                        39,862         30,206
                                                   --------       --------

 Total deposits                                     150,120        145,096

Securities sold under agreement to repurchase             0              0
Accrued interest payable and other liabilities        1,926          1,926
                                                   --------       --------

 Total Liabilities                                  152,046        147,022

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,451,631 and 2,416,631 shares
 outstanding in 1998 and 1997, respectively          11,215         11,286
Retained earnings                                     4,487          4,128

                                                 March 31   December 31,
                                                   1998         1997
                                                 --------   ------------
Net unrealized gain (loss) on securities
 available for sale                                     1              9
                                                 --------       --------

 Total Shareholders' Equity                        15,703         15,423
                                                 --------       --------

 Total Liabilities and Shareholders' Equity      $167,749       $162,445
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

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1998        1997
                                                      ----        ----
REVENUE FROM EARNING ASSETS:

Interest and fees on loans                          $1,675      $2,007
Interest on time deposits with
 other financial institutions                          101          78
Interest on investment securities                      581         593
Interest on funds sold                                 481         255
                                                    ------      ------
 Total revenue from earning assets                   2,838       2,933

COST OF FUNDS:

Interest on deposits                                   817         846
Interest on securities sold under
 agreements to repurchase                                3          (1)
                                                    ------      ------
 Total cost of funds                                   820         845

Net revenue from earning assets
 before provision for loan losses                    2,018       2,088

PROVISION FOR LOAN LOSSES                               12         156
                                                    ------      ------
Net revenue from earning assets                      2,006       1,932

OPERATING INCOME

Net gains (losses) on sales of
 investment securities                                   0           0
Other revenue                                          170         183
                                                    ------      ------
Total operating income                                 170         183

OPERATING EXPENSES:

Salaries and related benefits                          794         691
Occupancy expense                                      115          92
Equipment expense                                       56          46
Promotion expense                                       35          37
Professional service expense                           161         165
Customer service expense                               262         298
Supply/communication expense                            45          31
Other expenses                                          94         137
                                                    ------      ------
 Total operating expenses                            1,562       1,497

Income before provision for income taxes               614         618

PROVISION FOR INCOME TAXES                             254         256
                                                    ------      ------

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----
NET INCOME                                          $  360      $  362
                                                    ======      ======

NET INCOME PER SHARE (Note 2)
 Basic                                              $ 0.15      $ 0.15
 Diluted                                            $ 0.14      $ 0.14

Average shares outstanding                       2,440,131   2,425,927
Diluted average shares                           2,628,495   2,622,985

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1998        1997
                                                              ----        ----
OPERATING ACTIVITIES

     Net Income                                            $   360    $    362

          Adjustments to reconcile net income to
           net cash provided by operating activities:

               Provision for loan losses                        12         156
               Provision for depreciation and
                amortization                                    31          19
               Amortization of investment security
                and guaranteed loan premiums                    16          32
               Accretion of investment security
                discounts                                      (79)        (43)
               Decrease (increase) in interest
                receivable                                      58         357
               Increase (decrease) in interest payable          28          12
               Increase (decrease) in taxes payable            229         255
               Net increase (decrease) in other
                liabilities                                   (257)        (75)
                                                           -------    --------

               Net cash provided by
                operating activities                       $   398    $  1,075

INVESTING ACTIVITIES

     Decrease (increase) in investments in time
      deposits with other financial institution            $(2,270)   $    (98)
     Decrease (increase) in investment securities           11,173       2,988
     Decrease (increase) in guaranteed loans                   442       3,584
     Net decrease (increase) in other loans                  6,595     (10,830)
     Decrease (increase) in premises and equipment             (26)        (29)
     Decrease (increase) in other real estate owned              0           0
     Net decrease (increase) in other assets                   (47)         18
                                                           -------    --------

          Net cash provided by
          investing activities                             $15,867    $ (4,367)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1998        1997
                                                          ----        ----
FINANCING ACTIVITIES

     Net increase (decrease) in demand
      deposits, savings accounts, and
      money market accounts                            $(4,632)    $(1,029)
     Net increase (decrease) in time deposits            9,656      (2,386)
     Increase (decrease) in securities sold
     under agreement to repurchase                           0         (94)
     Increase (decrease) in shareholders' equity           (72)          0
                                                       -------     -------

          Net cash provided by
          financing activities                         $ 4,952     $(3,509)


Increase (decrease) in cash and cash
 equivalents                                           $21,217     $(6,801)

Cash and cash equivalents, beginning of
period                                                  48,237      29,279
                                                       -------     -------

Cash and cash equivalents, end of period               $69,454     $22,478
                                                       =======     =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 1998
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1997 financial statements have been reclassified to be comparable with the classifications used in the 1998 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations for the three month periods ended March 31, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1997 annual report.

NOTE 2 - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:


                                           Three Months Ended March 31, 1998
                                        ----------------------------------------
                                                        Weighted
                                                         Average
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------     ------
          Basic EPS
          ---------
           Income available to
           common shareholders           $360,000       2,440,131       $ 0.15

          Effect of Dilutive
          Securities
          ----------
           Incremental shares from
           assumed exercise of
           outstanding options                            188,364        (0.01)
                                         --------       ---------       ------

          Diluted EPS
          -----------
           Income available to
           common shareholders           $360,000       2,628,495       $ 0.14
                                         ========       =========       ======

                                           Three Months Ended March 31, 1997
                                        ----------------------------------------
                                                        Weighted
                                                         Average
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------     ------
          Basic EPS
          ---------
           Income available to
           common shareholders           $362,000       2,425,927       $ 0.15

          Effect of Dilutive
          Securities
          ----------
           Incremental shares from
           assumed exercise of
           outstanding options                            197,058        (0.01)
                                         --------       ---------       ------

          Diluted EPS
          -----------
           Income available to
           common shareholders           $362,000       2,622,985       $ 0.14
                                         ========       =========       ======

NOTE 3 - As of March 31, 1998 the Bank had a total of $1,703,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1998 the Company had identified loans having an aggregate average balance of $317,182 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1998 totalled $128,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1998.

NOTE 5 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities," effective January 1, 1994. This Statement supersedes SFAS No. 12, and significantly amends SFAS No. 65 and SFAS No. 60, the standards previously used by the Company. The effect of adopting SFAS No. 115 on the Company's financial statements was to increase shareholders' equity at March 31, 1998 by $1,000 from the level which would have existed had SFAS No. 115 not been adopted. Because the applicable investment securities are classified by the Company as "available for sale," there was no effect on the Company's income statement.

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

As of March 31, 1998 total assets were $167,749,000 compared to $162,445,000 at December 31, 1997, an increase of $5,304,000 or 3%. Since a modest decline in asset levels is customary in the first quarter of each year, the growth achieved in the first three months of 1998 is a positive event. Moreover, the March 31, 1998 asset level represents a considerable improvement over the $149,472,000 which existed on the same date in 1997. The 1998 asset growth reflects a corresponding increase in total deposits of $5,024,000 or 3%, from $145,096,000 at the end of 1997 to $150,120,000 at March 31, 1998. While the deposit growth was centered in time deposits, there was also significant growth in demand deposits, while savings deposits and money market deposits experienced some decline. Most of the reduction in money market accounts was due to scheduled deposit reductions in connection with the termination of the Bank's deposit and service relationship with Transcorp Pension Services, which is described more fully below. There were several changes in the composition of the Bank's assets during the first quarter. Other loans (net) fell by $6,607,000 due to the maturity of past investments in bankers acceptances and the inability to find suitable replacement instruments providing competitive yields; the Bank's core loan portfolio actually grew during the quarter, but that growth was overshadowed by the maturities of the bankers acceptances. Federally guaranteed loans fell by $442,000 due to continued sales of loans during the quarter under the loan sale program begun in the fourth quarter of 1996. These changes brought the Bank's total loans to $71,671,000 at March 31, 1998 from the December 31, 1997 total of $78,720,000. The combined effect of the shrinkage in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities fell by approximately $11 million due to maturing instruments and the absence of attractive replacements, while time deposits with other financial institutions rose by $2.2 million. Funds sold rose by a whopping $21.6 million in order to accommodate the changes which took place in the rest of the balance sheet.

The Company earned a profit of $360,000 in the first quarter of 1998, compared to earnings of $362,000 in the three months ended March 31, 1997. The consistent results between the 1998 and 1997 periods are a reflection of generally stable net interest revenue resulting from the growth in the level of earning assets over the prior year, combined with somewhat higher non-interest expenses.

NET INTEREST INCOME
-------------------

Total revenue from earning assets fell by $95,000 (3%) for the three months ended March 31, 1998 compared to the same period in 1997. This revenue decrease was due to the fact that, while total earning assets were higher in 1998 than in 1997, the 1998 assets were composed of relatively lower levels of high-yielding assets (such as loans) and relatively greater levels of lower-yielding assets (such as funds sold) than prevailed in 1997. A similar situation occurred in the area of interest expense, in which interest expense fell slightly despite higher deposit volumes, because the mix of the Bank's deposits shifted away from high-cost deposit sources such as money market accounts in favor of lower-cost categories such as demand deposits. Because the drop in yields on earning assets was more pronounced than the reduction in the cost of funds, the net result was a slight decrease in net revenue from earning assets, from $2,088,000 in the first quarter of 1997 to $2,018,000 for the first three months of 1998.

OPERATING INCOME
----------------

Other revenue fell to $170,000 in the first quarter of 1998 from $183,000 in the three months ended March 31, 1997. The decrease in this category of income was in part due to reductions in gains realized on the sale of loans, which fell from $79,000 in the first quarter of 1997 to $9,000 in the same period of 1998, and lower gains on sales of land, which declined from $70,000 in 1997's first quarter to $12,000 in the first quarter of 1998. Offsetting these income declines was income generated by the Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses. Merchant services revenue totalled $52,000 for the three months ended March 31, 1998; there was no such revenue in the corresponding period of 1997. No gains or losses on securities sales were realized in the first quarter of 1998 or 1997.

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

The allowance for possible losses was $2,424,000 and $2,400,000 (or 3.27% and 2.96% of gross outstanding loans) at March 31, 1998 and December 31, 1997 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $156,000 for the three month period ended March 31, 1997, compared to $12,000 in the first quarter of 1998. For the three months ended March 31, 1997, the Company generated net loan chargeoffs of $541,000; by comparison, in the first quarter of 1998 the Company experienced net loan recoveries of $12,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1998 the Company had identified loans having an aggregate average balance of $317,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1998 totalled $128,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1998.

OPERATING EXPENSES
------------------

Overall operating expenses increased in the first quarter of 1998 compared to the same period of 1997, although some categories of expense actually decreased from the levels of previous periods. Operating expenses rose to a total of $1,562,000 for the first quarter of 1998 from $1,497,000 for the three months ended March 31, 1997.

Salary and related benefits increased by $103,000, rising from a total of $691,000 for the first quarter of 1997 to $794,000 for the same period in 1998. The increase principally reflects employee salary adjustments, as well as increases in staffing which took place in recent years as part of the Bank's program to increase its level of assets. Occupancy expense rose to $115,000 for the three months ended March 31, 1998 from $92,000 in the first quarter of 1997 due in part to the one-time adjustment in rent called for in the Bank's head office lease. In addition, the increase reflects the rent paid on the various facilities which house the Bank's regional offices and the merchant services operation; since these operations did not exist in the first quarter of 1997
there were no corresponding expense items.    Other operating expenses fell in
1998 compared to the prior year, falling from $714,000 for the first quarter of 1997 to $653,000 for the first three months of 1998. In addition to the benefits of the Bank's ongoing program of expense control, the expense reduction from prior years reflects reduced expenses for customer services as a result of the termination of the Bank's deposit and service relationship with Transcorp Pension Services.

The combined effects of the above-described factors resulted in income before taxes of $614,000 for the three months ended March 31, 1998 compared to $618,000 for the first quarter of 1997. In the first quarter, the Company's provision for taxes fell from $256,000 in 1997 to $254,000 in 1998. This brought Net Income for the first quarter of 1998 to $360,000 compared to $362,000 for the same period in 1997.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, time deposits with other financial institutions, investment securities, and funds sold) stood at 62.4% of total deposits at March 31, 1998. This level represents a slight increase from the 56.0% liquidity level which existed on December 31, 1997. In addition, at March 31, 1998 some $8.5 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant sources of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 47.7% and 54.3% as of March 31, 1998 and December 31, 1997, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 1998, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                           One month      Six months
                                  Floating   Less than   but less than   but less than
Category                            Rate     one month    six months       one year
--------                            ----     ---------    ----------       --------
Fed funds sold                      60,000           0               0            0
Time deposits with other banks           0       1,288           7,608            0
Investment securities                    0       3,989          11,299           25
                                   -------      ------          ------          ---
  Subtotal                          60,000       5,277          18,907           25

Loans                               63,066       1,042           7,248          276
                                   -------      ------          ------          ---
  Total earning assets             123,066       6,319          26,155          301

Cash and due from banks                  0           0               0            0
Premises and equipment                   0           0               0            0
Other real estate owned                  0           0               0            0
Other assets                             0           0               0            0
                                   -------      ------          ------          ---
  Total non-earning assets               0           0               0            0
                                   -------      ------          ------          ---

  Total assets                     123,066       6,319          26,155          301


Funds purchased                          0           0               0            0
Repurchase agreements                    0           0               0            0
                                   -------      ------          ------          ---
  Subtotal                               0           0               0            0

Savings deposits                     6,001           0               0            0
Money market deposits               65,302           0               0            0
Time deposits                            0      19,934          18,766          993
                                   -------      ------          ------          ---
  Total bearing liabilities         71,303      19,934          18,766          993

Demand deposits                          0           0               0            0

                                     One year                   Non-interest
                                   but less than   Five years     earning
Category                            five years      or more      or bearing      Total
--------                            ----------      -------      ----------      -----
Fed funds sold                              0            0              0        60,000
Time deposits with other banks              0            0              0         8,896
Investment securities                       0            0              0        15,313
                                          ---            -         ------       -------
  Subtotal                                  0            0              0        84,209

Loans                                      39            0              0        71,671
                                          ---            -         ------       -------
  Total earning assets                     39            0              0       155,880

Cash and due from banks                     0            0          9,454         9,454
Premises and equipment                      0            0            693           693
Other real estate owned                     0            0              0             0
Other assets                                0            0          1,722         1,722
                                          ---            -         ------       -------
  Total non-earning assets                  0            0         11,869        11,869
                                          ---            -         ------       -------

  Total assets                             39            0         11,869       167,749


Funds purchased                             0            0              0             0
Repurchase agreements                       0            0              0             0
                                          ---            -         ------       -------
  Subtotal                                  0            0              0             0

Savings deposits                            0            0              0         6,001
Money market deposits                       0            0              0        65,302
Time deposits                             169            0              0        39,862
                                          ---            -         ------       -------
  Total bearing liabilities               169            0              0       111,165

Demand deposits                             0            0         38,955        38,955

                                                            One month       Six months
                                  Floating   Less than    but less than   but less than
Category                            Rate     one month     six months        one year
--------                            ----     ---------     ----------        --------
Other liabilities                        0           0                0             0
Equity capital                           0           0                0             0
                                    ------     -------           ------        ------
  Total non-bearing liabilities          0           0                0             0
                                    ------     -------           ------        ------

  Total liabilities                 71,303      19,934           18,766           993

    GAP                             51,763     (13,615)           7,389          (692)

    Cumulative GAP                  51,763      38,148           45,537        44,845

                                        One year                   Non-interest
                                     but less than    Five years      earning
Category                               five years      or more      or bearing      Total
--------                               ----------      -------      ----------      -----
Other liabilities                              0             0          1,926        1,926
Equity capital                                 0             0         15,703       15,703
                                          ------        ------        -------      -------
  Total non-bearing liabilities                0             0         56,584       56,584
                                          ------        ------        -------      -------

  Total liabilities                          169             0         56,584      167,749

    GAP                                     (130)            0        (44,715)           0

    Cumulative GAP                        44,715        44,715              0            0

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

Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 29% and 39% of the Bank's total deposits as of March 31, 1998 and December 31, 1997, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency obligations. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 1998. As of March 31, 1998 the Company's investment portfolio contained gross unrealized gains of $2,000 and no unrealized losses. By comparison, at March 31, 1997 the Company's investment portfolio contained gross unrealized gains of $63,000 and gross unrealized losses of $57,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized net gain (adjusted for taxes) of $1,000 at March 31, 1998 gave rise to a $1,000 increase in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $15,703,000 and $15,423,000 as of March 31, 1998 and December 31, 1997,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                     3-31-98        12-31-97
                                     -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement             4.00%           4.00%
     First Regional Bancorp             9.34%           9.50%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                         3-31-98    12-31-97
                                         -------    --------
Tier I Capital to Assets:
     Regulatory requirement                 4.00%       4.00%
     First Regional Bancorp                15.82%      16.70%

                                         3-31-98    12-31-97
                                         -------    --------
Tier I + Tier II Capital to Assets:
     Regulatory requirement                 8.00%       8.00%
     First Regional Bancorp                17.08%      18.00%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No items were submitted to a vote of the Company's shareholders during the first quarter of 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

Exhibit 27     Financial Data Schedule

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: April 30, 1998          /s/ Jack A. Sweeney
                              -------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: April 30, 1998          /s/ Thomas McCullough
                              -------------------------------------------
                              Thomas McCullough, Chief Financial Officer