Form 10-Q
period 1998-06-30
FIRST REGIONAL BANCORP
filed 1998-08-11
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

Quarter Ended                June 30, 1998
               ---------------------------------------------------------------

Commission File Number  0-10232
                       -------------------------------------------------------

                            FIRST REGIONAL BANCORP
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                                 95-3582843
-------------------------------------------------------------------------------
State or other jurisdiction of                          IRS Employer
incorporation or organization                           Identification Number

1801 Century Park East, Los Angeles, California              90067
-------------------------------------------------------------------------------
Address of principal executive offices                     Zip Code

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value                      2,469,631
       --------------------------             ------------------------------
              Class                           Outstanding on August 7, 1998

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

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................ 12

Part II - Other Information

     Item 1.   Legal Proceedings............................ 19

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................. 19

     Item 6.   Exhibits and Reports on Form 8-K............. 20

Signatures.................................................. 21

                         PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                  June 30,       December 31,
                                                    1998             1997
                                                  --------       ------------
ASSETS
------

Cash and due from banks                           $ 10,663         $  9,847
Federal funds sold                                  54,310           38,390
                                                  --------         --------
 Cash and cash equivalents                        $ 64,973         $ 48,237

Interest-bearing deposits in financial
 institutions                                       10,035            6,626
Investment securities available for sale            34,456           26,431

Government guaranteed loans                            494              942
Loans, net of allowance for losses of
 $2,446,000 in 1998 and $2,400,000 in 1997          66,007           77,778

Premises and equipment, net of accumulated
 depreciation                                          755              698
Accrued interest receivable and other assets         1,758            1,733
                                                  --------         --------
 Total Assets                                     $178,478         $162,445
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:

Noninterest bearing deposits                      $ 53,384       $ 35,820
Time deposits                                       35,319         30,206
Money market deposits                               62,041         72,959
Other deposits                                       9,495          6,111
                                                  --------       --------
 Total deposits                                    160,239        145,096

Accrued interest payable and other liabilities       2,078          1,926
                                                  --------       --------
 Total Liabilities                                 162,317        147,022

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,469,631 and 2,416,631 shares
 outstanding in 1998 and 1997, respectively         11,251         11,286
Retained earnings                                    4,909          4,128

                                                 June 30,   December 31,
                                                   1998         1997
                                                 --------   ------------

Accumulated comprehensive income                        1              9
                                                 --------       --------

 Total Shareholders' Equity                        16,161         15,423
                                                 --------       --------

 Total Liabilities and Shareholders' Equity      $178,478       $162,445
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
                                  (Unaudited)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         -----------------         ---------------
                                          1998       1997           1998     1997
                                         ------     ------         ------   ------
REVENUE FROM EARNING ASSETS:

Interest on loans                        $1,930     $2,091         $3,605   $4,098
Interest on federal funds                   661        240           1142      495
Interest on investment  securities          544        634          1,226    1,305
                                         ------     ------         ------   ------
 Total interest income                    3,135      2,965          5,973    5,898


COST OF FUNDS:

Interest on deposits                       874        797           1,691    1,643
Interest on other borrowings                (1)         0               2       (1)
                                        ------     ------          ------   ------
 Total interest expense                    873        797           1,693    1,642
                                        ------     ------          ------    ------
Net interest income                      2,262      2,168           4,280    4,256

PROVISION FOR LOAN LOSSES                   12        257              24      413
                                        ------     ------          ------   ------
Net interest income after
 provision for loan losses               2,250      1,911           4,256    3,843

Other operating income                     217        186             387      369
                                        ------     ------          ------   ------

OTHER OPERATING EXPENSES:

Salaries and related benefits              861        722           1,655    1,413
Occupancy expense                          130         97             245      189
Equipment expense                           59         44             115       90
Promotion expense                           45         38              80       75
Professional service expense               174        217             335      382
Customer service expense                   233        306             495      604
Supply/communication expense                70         36             115       67
Other expenses                             162        115             256      252
                                        ------     ------          ------    -----
  Total operating expenses               1,734      1,575           3,296    3,072
                                        ------     ------          ------   ------
Income before provision
  for income taxes                         733        522           1,347    1,140

PROVISION FOR INCOME TAXES                 311        224             565      480
                                        ------     ------          ------   ------


                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                ------------------          -----------------
                                                1998          1997           1998        1997
                                                -----        -----          -----       -----
NET INCOME                                      $ 422        $ 298          $ 782       $ 660
                                                =====        =====          =====       =====
EARNINGS PER SHARE (Note 2)
 Basic                                          $0.17        $0.12          $0.32       $0.27
 Diluted                                        $0.16        $0.11          $0.30       $0.25

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                   ----------------
                                                                   1998        1997
                                                                   ----        ----
OPERATING ACTIVITIES

     Net Income                                                   $   782     $  660

          Adjustments to reconcile net income to
           net cash provided by operating activities:

               Provision for loan losses                               24        413
               Provision for depreciation and
                amortization                                           63         52
               Amortization of investment security
                and guaranteed loan premiums                            0       (116)
               Accretion of investment security
                discounts                                             (25)         0
               Decrease (increase) in interest
                receivable                                             (3)       574
               Increase (decrease) in interest payable                 27        (27)
               Increase (decrease) in taxes payable                   (13)        79
               Net increase in other liabilities                      138        143
                                                                  -------     ------
               Net cash provided by
                operating activities                              $   993     $1,778


INVESTING ACTIVITIES

     Decrease (increase) in investments in time
      deposits with other financial institutions                  $(3,409)    $1,486
     Decrease (increase) in investment securities                  (8,008)     1,662
     Decrease (increase) in guaranteed loans                          448      4,446
     Net decrease (increase) in other loans                        11,747      2,271
     Decrease (increase) in premises and equipment                   (120)      (138)
     Decrease (increase) in other real estate owned                     0          0
     Net decrease (increase) in other assets                          (22)        10
                                                                  -------     ------

          Net cash provided by
          investing activities                                   $   636     $9,737

                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                            1998       1997
                                                          -------     -------
FINANCING ACTIVITIES

     Net increase (decrease) in noninterest bearing
      deposits, money market deposits, and other
      deposits                                            $10,030     $ 4,990
     Net increase (decrease) in time deposits               5,113      (8,423)
     Increase (decrease) in securities sold
      under agreement to repurchase                             0          52
     Increase (decrease) in shareholders' equity              (36)          0
                                                          -------     -------
           Net cash (used) provided by
           financing activities                           $15,107     $(3,381)

Increase (decrease) in cash and cash
 equivalents                                              $16,736     $ 8,134

Cash and cash equivalents, beginning of
period                                                     48,237      29,279
                                                          -------     -------

Cash and cash equivalents, end of period                  $64,973     $37,413
                                                          =======     =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 1998
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1997 financial statements have been reclassified to be comparable with the classifications used in the 1998 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six month periods ended June 30, 1998 and 1997.

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

                                            Three Months Ended June 30, 1998
                                        ----------------------------------------
                                                        Weighted
                                                         Average
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------   ----------
          Basic EPS
          ---------
           Income available to
           common shareholders            $422,000       2,459,881       $ 0.17

          Effect of Dilutive
          Securities
          ----------
           Incremental shares from
           assumed exercise of
           outstanding options                             170,520        (0.01)
                                          --------       ---------       ------

Diluted EPS
-----------
Income available to
 common shareholders                      $422,000         2,630,401          $ 0.16
                                          ========         =========          ======

                                                Three Months Ended June 30, 1997
                                          -------------------------------------------
                                                            Weighted
                                                             Average
                                            Income           Shares          Per Share
                                          (Numerator)     (Denominator)        Amount
                                          ----------      -------------      ---------
Basic EPS
---------
 Income available to
 common shareholders                      $ 298,000        2,446,131          $ 0.12

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                         176,162           (0.01)
                                          ---------          -------           ------

Diluted EPS
-----------
 Income available to
 common shareholders                      $ 298,000        2,622,293          $ 0.11
                                          =========        =========          ======

                                              Six Months Ended June 30, 1998
                                          ------------------------------------------
                                                          Weighted
                                                           Average
                                             Income        Shares          Per Share
                                          (Numerator)   (Denominator)       Amount
                                          -----------   -------------      ---------
Basic EPS
---------
 Income available to
 common shareholders                      $ 782,000        2,449,774          $ 0.32

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                         179,442           (0.02)
                                          ---------        ---------          ------

Diluted EPS
-----------
 Income available to
 common shareholders                      $ 782,000        2,629,216          $ 0.30
                                          =========        =========          ======

                                             Six Months Ended June 30, 1997
                                        ---------------------------------------
                                                        Weighted
                                                         Average
                                          Income         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        ----------    ------------    ---------
Basic EPS
---------
 Income available to
 common shareholders                      $660,000       2,434,586       $ 0.27

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                       186,610        (0.02)
                                                           -------       ------
Diluted EPS
-----------
 Income available to
 common shareholders                      $660,000       2,621,196       $ 0.25
                                          ========       =========       ======

NOTE 3 - As of June 30, 1998 the Bank had a total of $1,643,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and six month periods ended June 30, 1998 and 1997, the Company's comprehensive income was as follows:

                                         Three Months Ended
                                   -------------------------------
                                   June 30, 1998    June 30, 1997
                                   --------------   --------------
                                        (in thousands)
Net Income                               $422             $298
Other comprehensive income                                  11
                                         ----             ----

Total comprehensive income               $422             $309

                                          Six Months Ended
                                   --------------------------------
                                   June 30, 1998      June 30, 1997
                                   -------------      -------------
                                            (in thousands)
Net Income                               $782             $660
Other comprehensive income                 (8)             (11)
                                         ----             ----

Total comprehensive income               $414             $649

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

As of June 30 total assets were $178,478,000 compared to $162,445,000 at December 31, 1997, an increase of $16,033,000 or 10%. Moreover, the June 30, 1998 asset level represents a considerable increase over the $149,910,000 which existed on the same date in 1997. The 1998 asset growth reflects a corresponding increase in total deposits of $15,143,000 or 10%, from $145,096,000 at the end of 1997 to $160,239,000 at June 30, 1998. While the deposit growth was centered in noninterest bearing deposits and time deposits, there was also significant growth in other deposits, while money market deposits experienced some decline. Most of the reduction in money market deposits was due to scheduled deposit reductions in connection with the termination of the Bank's deposit and service relationship with Transcorp Pension Services, which is described more fully below. There were several changes in the composition of the Bank's assets during the first six months of 1998. Loans (net) fell by $11,771,000 due to the maturity of past investments in bankers acceptances and the inability to find suitable replacement instruments providing competitive yields; the Bank's core loan portfolio actually grew during the six month period, but that growth was overshadowed by the maturities of the bankers acceptances. Government guaranteed loans fell by $448,000 due to continued sales of loans during the year under the loan sale program begun in the fourth quarter of 1996. These changes brought the Bank's total loans to $66,501,000 at June 30, 1998 from the December 31, 1997 total of $78,720,000. The combined effect of the shrinkage in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities available for sale rose by approximately $8 million due to maturing instruments and the absence of attractive replacements, while interest-bearing deposits in financial institutions rose by $3.4 million. Federal funds sold rose by $15.9 million in order to accommodate the changes which took place in the rest of the balance sheet.

The Company earned a profit of $422,000 in the three months ended June 30, 1998, compared to earnings of $298,000 in the second quarter of 1997 an increase of 42%. The results for the six months ended June 30, 1998 were profits of $782,000 compared to a profit of $660,000 for the corresponding period of 1997.

NET INTEREST INCOME
-------------------

Total interest income increased by $170,000 (6%) for the second quarter of 1998 compared to the same period in 1997, and increased slightly for the six month period ended June 30, 1998 compared to the prior year. Although total earning assets were significantly higher in 1998 than in 1997, the 1998 assets were composed of relatively lower levels of high-yielding assets (such as loans) and relatively greater levels of lower-yielding assets (such as funds sold) than prevailed in 1997 causing the revenue increase for the six month period to be slight. A similar situation occurred in the area of interest expense, in which interest expense increased slightly despite higher deposit volumes, because the mix of the Bank's deposits shifted away from high-cost deposit sources such as money market deposits in favor of lower-cost categories such as noninterest bearing deposits. Because the drop in yields on earning assets was less pronounced than the reduction in the cost of funds, the net result was an increase in net interest income, from $1,911,000 in the second quarter of 1997 to $2,250,000 for the second quarter of 1998.

OPERATING INCOME
----------------

Other operating income increased to $217,000 in the second quarter of 1998 from $186,000 in the three months ended June 30, 1997. For the first half of 1998 other operating income also increased slightly. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totalled $82,000 for the second quarter of 1998 and $134,000 for the six months ended June 30, 1998; there was no such revenue in the corresponding periods of 1997.
Offsetting these income increases in part was reductions in gains realized on the sale of loans, which fell from $86,000 in the first half of 1997 to $13,000 in the same period of 1998, and lower gains on sales of land, which declined from $138,000 in 1997's first half to $42,000 in the first half of 1998. No gains or losses on securities sales were realized in the first half of 1998 or 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The allowance for loan losses is intended to reflect known and inherent risks in a portfolio. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net chargeoffs. Management continues to evaluate the portfolio in light of many factors, including loss experience and current economic conditions. Management believes the allowance for loan losses is adequate to provide for losses that might be reasonably anticipated.

The allowance for loan losses was $2,446,000 and $2,400,000 (or 3.55% and 2.96% of gross outstanding loans) at June 30, 1998 and December 31, 1997 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for loan losses were $257,000 and $413,000 for the three and six month period ended June 30, 1997, compared to $12,000 and $24,000 for the same periods of 1998. For the three and six months ended June 30, 1997, the Company generated net loan chargeoffs of $475,000 and 1,016,000; by comparison, in the first half of 1998 the Company experienced net loan recoveries of $22,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended June 30, 1998 the Company had identified loans having an aggregate average balance of $260,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at June 30, 1998 totalled $147,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of June 30, 1998.

OTHER OPERATING EXPENSES
------------------------

Other operating expenses increased in the first six months of 1998 compared to the same period of 1997, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $1,734,000 for the second quarter of 1998 from $1,575,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 other operating expenses totaled $3,296,000, an increase from $3,072,000 for the corresponding period in 1997.

Salary and related benefits increased by $139,000, rising from a total of $722,000 for the second quarter of 1997 to $861,000 for the same period in 1998, and also rose for the six months ended June 30, to $1,655,000 from $1,413,000 in 1997. The increase principally reflects employee salary adjustments, as well as increases in staffing which took place in recent years as part of the Bank's program to increase its level of assets. Occupancy expense rose to $130,000 for the three months ended June 30, 1998 from $97,000 in the second quarter of 1997 due in part to the one-time adjustment in rent called for in the Bank's head office lease. In addition, the increase reflects the rent paid on the various facilities which house the Bank's regional offices and the merchant services operation; since these operations did not exist in the first quarter of 1997 there were no corresponding expense items. Other operating expenses fell in 1998 compared to the prior year, falling from $756,000 for the second quarter of 1997 to $743,000 for the second quarter of 1998. In addition to the benefits of the Bank's ongoing program of expense control, the expense reduction from prior years reflects reduced expenses for customer services as a result of the termination of the Bank's deposit and service relationship with Transcorp Pension Services.

The combined effects of the above-described factors resulted in income before taxes of $733,000 for the three months ended June 30, 1998 compared to $522,000 for the second quarter of 1997. For the six months ended June 30, 1998 income before taxes is $1,347,000 compared to $1,140,000 for the first 6 months of the prior year. In the second quarter, the Company's provision for taxes rose from $224,000 in 1997 to $311,000 in 1998. For the six months ended June 30, 1998 the provisions were $565,000 compared to $480,000 in 1997. This brought Net Income for the second quarter of 1998 to $422,000 compared to $298,000 for the same period in 1997. For the six months ended June 30, net income in 1998 was $782,000, while 1997 net income through June 30 was $660,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 68.3% of total deposits at June 30, 1998. This level represents an increase from the 56.0% liquidity level which existed on December 31, 1997. In addition, at June 30, 1998 some $1.5 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant sources of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 41.5% and 54.3% as of June 30, 1998 and December 31, 1997, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of June 30, 1998, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                           One month      Six months
                                  Floating   Less than   but less than   but less than
Category                            Rate     one month    six months       one year
========                          ========   =========   =============   =============
Federal funds sold                  54,310           0               0               0
Time deposits with other banks           0         297           9,688              50
Investment securities                    0       1,992          31,466             998
                                   -------       -----          ------           -----
  Subtotal                          54,310       2,289          41,154           1,048

Loans                               65,763         103             316             255
                                   -------       -----          ------           -----
  Total earning assets             120,073       2,392          41,470           1,303

Cash and due from banks                  0           0               0               0
Premises and equipment                   0           0               0               0
Other real estate owned                  0           0               0               0
Other assets                             0           0               0               0
                                   -------       -----          ------           -----
  Total non-earning assets               0           0               0               0
                                   -------       -----          ------           -----

  Total assets                     120,073       2,392          41,470           1,303

                                     One year                   Non-interest
                                   but less than   Five years     earning
Category                            five years      or more      or bearing     Total
========                           =============   ==========   ============   =======
Federal funds sold                             0            0              0    54,310
Time deposits with other banks                 0            0              0    10,035
Investment securities                          0            0              0    34,456
                                              --            -         ------   -------
  Subtotal                                     0            0              0    98,801

Loans                                         64            0              0    66,501
                                              --            -         ------   -------
  Total earning assets                        64            0              0   165,302

Cash and due from banks                        0            0         10,663    10,663
Premises and equipment                         0            0            755       755
Other real estate owned                        0            0              0         0
Other assets                                   0            0          1,758     1,758
                                              --            -         ------   -------
  Total non-earning assets                     0            0         13,176    13,176
                                              --            -         ------   -------

  Total assets                                64            0         13,176   178,478

Funds purchased                        0         0         0        0         0         0          0          0
Repurchase agreements                  0         0         0        0         0         0          0          0
                                  ------   -------    ------   ------    ------    ------    -------    -------
  Subtotal                             0         0         0        0         0         0          0          0

Savings deposits                   9,495         0         0        0         0         0          0      9,495
Money market deposits             62,041         0         0        0         0         0          0     62,041
Time deposits                          0    16,065    17,194    1,891        85        84          0     35,319
                                  ------   -------    ------   ------    ------    ------    -------    -------
  Total bearing liabilities       71,536    16,065    17,194    1,891        85        84          0    106,855

Demand deposits                        0         0         0        0         0         0     53,384     53,384
Other liabilities                      0         0         0        0         0         0      2,078      2,078
Equity capital                         0         0         0        0         0         0     16,161     16,161
                                  ------   -------    ------   ------    ------    ------    -------    -------
  Total non-bearing liabilities        0         0         0        0         0         0     71,623     71,623
                                  ------   -------    ------   ------    ------    ------    -------    -------

  Total liabilities               71,536    16,065    17,194    1,891        85        84     71,623    178,478

    GAP                           48,537   (13,673)   24,276     (588)      (21)      (84)   (58,447)         0

    Cumulative GAP                48,537    34,864    59,140   58,552    58,531    58,447          0          0

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

Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 23% and 39% of the Bank's total deposits as of June 30, 1998 and December 31, 1997, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency obligations. As mentioned above, no gains or losses were recorded on securities sales in the first half of 1998. As of June 30, 1998 the Company's investment portfolio contained gross unrealized gains of $2,000 and no unrealized losses. By comparison, at June 30, 1997 the Company's investment portfolio contained gross unrealized gains of $70,000 and gross unrealized losses of $47,000. As discussed more fully in Note 5, the Company adopted SFAS No.

115 in 1994, with the result that the unrealized net gain (adjusted for taxes) of $1,000 at June 30, 1998 gave rise to a $1,000 increase in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $16,161,000 and $15,423,000 as of June 30, 1998 and December 31, 1997,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                       6-30-98        12-31-97
                                       -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement             4.00%           4.00%
     First Regional Bancorp             9.03%           9.50%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                          6-30-98    12-31-97
                                          -------    --------
Tier I Capital to Assets:
     Regulatory requirement                 4.00%       4.00%
     First Regional Bancorp                13.75%      16.70%

                                          6-30-98    12-31-97
                                          -------    --------

Tier I + Tier II Capital to Assets:
     Regulatory requirement                 8.00%       8.00%
     First Regional Bancorp                15.01%      18.00%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The company held its annual meeting of shareholders on May 21, 1998. The management slate consisted of nine nominees listed below:

          H. Anthony Gartshore
          Gary Horgan
          Alexander S. Lowy
          Thomas E. McCullough
          Frank R. Moothart
          Carolyn Zarro Nicholson
          Mark Rubin
          Lawrence J. Sherman
          Jack A. Sweeney

Mark Rubin nominated an alternate slate consisting of Jeffrey Cove, Sheldon Kadish, Don Levin, Alan Levy, Frank Moothart and Mark Rubin. Both sides solicited shareholder proxies. Management, using its proxies, elected five members to the Board of Directors:

          H. Anthony Gartshore
          Gary Horgan
          Thomas E. McCullough
          Lawrence J. Sherman
          Jack A. Sweeney

Mr. Rubin using the proxies he solicited, elected four directors:

          Frank R. Moothart
          Mark Rubin
          Don S. Levin
          Jeffrey Cove

The election was conducted under the rules of cumulative voting which were invoked by both Mr. Rubin and the management proxy holders. No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FIRST REGIONAL BANCORP


Date: August 7, 1998             /s/ Jack A. Sweeney
                                 -------------------------------------------
                                 Jack A. Sweeney, Chairman of the Board
                                 and Chief Executive Officer


Date: August 7, 1998             /s/ Thomas McCullough
                                 -------------------------------------------
                                 Thomas McCullough, Chief Financial Officer