Form 10-Q
period 1998-09-30
FIRST REGIONAL BANCORP
filed 1998-11-02
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


Quarter Ended                      September 30, 1998
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
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value           2,972,381
      --------------------------  -------------------------------
               Class              Outstanding on October 28, 1998

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

Signatures.................................................. 20

                        PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
  ASSETS
  ------

Cash and due from banks                                $ 12,143       $  9,847
Federal funds sold                                       31,530         38,390
                                                       --------       --------

 Cash and cash equivalents                             $ 43,673       $ 48,237

Interest-bearing deposits in financial
 institutions                                             9,341          6,626
Investment securities available for sale                 51,314         26,431

Government guaranteed loans                                 494            942
Loans, net of allowance for losses of
 $2,431,000 in 1998 and $2,400,000 in 1997               82,473         77,778

Premises and equipment, net of accumulated
 depreciation                                               729            698
Accrued interest receivable and other assets              1,867          1,733
                                                       --------       --------
 Total Assets                                          $189,891       $162,445
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Noninterest bearing deposits                           $ 66,757       $ 35,820
Time deposits                                            39,657         30,206
Money market deposits                                    54,251         72,959
Other deposits                                            6,059          6,111
                                                       --------       --------

 Total deposits                                         166,724        145,096

Accrued interest payable and other liabilities            3,383          1,926
                                                       --------       --------

 Total Liabilities                                      170,107        147,022


                                                      September 30,      December 31,
                                                           1998             1997
                                                      -------------     ------------
Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,972,381 and 2,416,631 shares
 outstanding in 1998 and 1997, respectively                15,824          11,286
Less: Unearned ESOP shares; 150,000 and 0
 outstanding in 1998 and 1997, respectively                (1,421)              0
Retained earnings                                           5,371           4,128

Accumulated comprehensive income                               10               9
                                                         --------        --------

 Total Shareholders' Equity                                19,784          15,423
                                                         --------        --------

 Total Liabilities and Shareholders' Equity              $189,891        $162,445
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
                                  (Unaudited)

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                        ------------------      ------------------
                                          1998      1997         1998        1997
                                         -----     ------       ------      ------
REVENUE FROM EARNING ASSETS:

Interest on loans                        $2,151    $1,959       $5,756      $6,057
Interest on federal funds sold              295       480        1,437         975
Interest on investment securities           814       583        2,040       1,888
                                         ------    ------       ------      ------
 Total interest income                    3,260     3,022        9,233       8,920

COST OF FUNDS:

Interest on deposits                        834       808        2,525       2,451
Interest on other borrowings                  1         0            3          (1)
                                         ------    ------       ------      ------
 Total interest expense                     835       808        2,528       2,450
                                         ------    ------       ------      ------
Net interest income                       2,425     2,214        6,705       6,470

PROVISION FOR LOAN LOSSES                   (10)      106           14         519
                                         ------    ------       ------      ------

Net interest income after
 provision for loan losses                2,435     2,108        6,691       5,951

Other operating income                      229       159          616         528
                                         ------    ------       ------      ------

OTHER OPERATING EXPENSES:

Salaries and related benefits               905       740        2,560       2,153
Occupancy expense                           135       103          380         292
Equipment expense                            68        55          183         145
Promotion expense                            30        32          110         107
Professional service expense                192       325          527         707
Customer service expense                    217       293          712         897
Supply/communication expense                 54        43          170         110
Other expenses                              298       135          553         387
                                         ------    ------       ------      ------
 Total operating expenses                 1,899     1,726        5,195       4,798
                                         ------    ------       ------      ------

Income before provision
  for income taxes                          765       541        2,112       1,681

PROVISION FOR INCOME TAXES                  303       223          868         703
                                         ------    ------       ------      ------


                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                        ------------------      ------------------
                                          1998      1997         1998        1997
                                         -----     ------       ------      ------

NET INCOME                               $  462    $  318       $1,244      $ 978
                                         ======    ======       ======      =====

EARNINGS PER SHARE (Note 2)
 Basic                                   $ 0.17    $ 0.13       $ 0.49      $0.40
 Diluted                                 $ 0.16    $ 0.12       $ 0.46      $0.37

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                1998             1997
                                                             --------          -------
OPERATING ACTIVITIES

     Net Income                                              $  1,244          $   978

          Adjustments to reconcile net income to
          net cash provided by operating activities:

               Provision for loan losses                           14              519
               Provision for depreciation and
                amortization                                       97               85
               Amortization of investment security
                and guaranteed loan premiums                        0             (197)
               Accretion of investment security
                discounts                                        (136)               0
               Decrease (increase) in interest
                receivable                                        (97)             706
               Increase (decrease) in interest payable             60              (23)
               Increase (decrease) in taxes payable              (118)             (41)
               Net increase in other liabilities                1,515              326
                                                             --------          -------

               Net cash provided by
                operating activities                         $  2,579          $ 2,353


INVESTING ACTIVITIES

     Decrease (increase) in investments in time
     deposits with other financial institutions              $ (2,715)         $   497
     Decrease (increase) in investment securities             (24,746)          (4,662)
     Decrease (increase) in guaranteed loans                      448            6,267
     Net decrease (increase) in other loans                    (4,709)          15,518
     Decrease (increase) in premises and equipment               (128)            (219)
     Decrease (increase) in other real estate owned                 0           (1,836)
     Net decrease (increase) in other assets                      (37)             441
                                                             --------          -------

          Net cash provided by (used in)
          investing activities                               $(31,887)         $16,006

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      ---------------------
                                                                        1998         1997
                                                                      --------    ---------
FINANCING ACTIVITIES

         Net increase (decrease) in noninterest bearing
          deposits, money market deposits, and other
          deposits                                                     $12,177     $16,198
         Net increase (decrease) in time deposits                        9,451      (8,163)
         Increase (decrease) in securities sold
          under agreement to repurchase                                      0           4
         Increase (decrease) in shareholders' equity                     3,116        (186)
                                                                       -------     -------

                  Net cash provided by
                  financing activities                                 $24,744     $ 7,853


Increase (decrease) in cash and cash
 equivalents                                                           $(4,564)    $26,212

Cash and cash equivalents, beginning of
period                                                                  48,237      29,279
                                                                       -------     -------

Cash and cash equivalents, end of period                               $43,673     $55,491
                                                                       =======     =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1998
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1997 financial statements have been reclassified to be comparable with the classifications used in the 1998 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997.

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

                                        Three Months Ended September 30, 1998
                                     ------------------------------------------
                                                       Weighted
                                                        Average
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     ------

Basic EPS
---------
 Income available to
 common shareholders                    $462,000       2,644,069       $ 0.17

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                     163,951        (0.01)
                                        --------      ----------      -------


Diluted EPS
-----------
 Income available to
 common shareholders                  $   462,000       2,808,020     $ 0.16
                                      ===========       =========     ======

                                        Three Months Ended September 30, 1997
                                     -------------------------------------------
                                                       Weighted
                                                        Average
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     ------
Basic EPS
---------
 Income available to
 common shareholders                  $   318,000       2,431,381     $ 0.13

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                      193,989      (0.01)
                                        ---------       ---------     ------

Diluted EPS
-----------
 Income available to
 common shareholders                  $   318,000       2,625,370     $ 0.12
                                      ===========       =========     ======
                                        Nine Months Ended September 30, 1998
                                     -------------------------------------------
                                                       Weighted
                                                        Average
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     ------
Basic EPS
---------
 Income available to
 common shareholders                  $1,244,000        2,540,506     $ 0.49

Effect of Dilutive
Securities
----------
 Incremental shares from
 assumed exercise of
 outstanding options                                      174,278      (0.03)
                                      ----------        ---------     ------

Diluted EPS
-----------
 Income available to
 common shareholders                  $1,244,000        2,714,784     $ 0.46
                                      ==========        =========     ======

                                        Nine Months Ended September 30, 1997
                                     -------------------------------------------
                                                       Weighted
                                                        Average
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     ------
          Basic EPS
          ---------
           Income available to
           common shareholders        $  978,000        2,432,149      $ 0.40

          Effect of Dilutive
          Securities
          ----------
           Incremental shares from
           assumed exercise of
           outstanding options                            189,070       (0.03)
                                      ----------        ---------      ------

          Diluted EPS
          -----------
           Income available to
           common shareholders        $  978,000        2,621,219      $ 0.37
                                      ==========        =========      ======

NOTE 3 - As of September 30, 1998 the Bank had a total of $1,703,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and nine month periods ended September 30, 1998 and 1997, the Company's comprehensive income was as follows:

                                                 Three Months Ended
                                         ---------------------------------
                                         September 30,       September 30,
                                              1998                1997
                                         -------------       -------------
                                                   (in thousands)

               Net Income                   $  462                $ 318
               Other comprehensive income        9                  (15)
                                            ------                -----

               Total comprehensive income   $  471                $ 303
                                            ======                =====
                                                 Nine Months Ended
                                         ---------------------------------
                                         September 30,       September 30,
                                              1998                1997
                                         -------------       -------------
                                                   (in thousands)
               Net Income                   $1,244                $ 978
               Other comprehensive income       10                    0
                                            ------                -----

               Total comprehensive income   $1,254                $ 978
                                            ======                =====

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

As of September 30, 1998 total assets were $189,891,000 compared to $162,445,000 at December 31, 1997, an increase of $27,446,000 or 17%. Moreover, the September 30, 1998 asset level represents an increase over the $161,516,000 which existed on the same date in 1997. The 1998 asset growth reflects a corresponding increase in total deposits of $21,628,000 or 15%, from $145,096,000 at the end of 1997 to $166,724,000 at September 30, 1998. While the deposit growth was centered in noninterest bearing deposits and time deposits, there was also significant growth in other deposits, while money market deposits experienced some decline. Most of the reduction in money market deposits was due to scheduled deposit reductions in connection with the termination of the Bank's deposit and service relationship with Transcorp Pension Services, which is described more fully below. There were several changes in the composition of the Bank's assets during the first nine months of 1998. The Bank's core loan portfolio actually grew by $4,695,000 during the nine month period. Government guaranteed loans fell by $448,000 due to continued sales of loans during the year under the loan sale program begun in the fourth quarter of 1996. These changes brought the Bank's total loans to $82,967,000 at September 30, 1998 from the December 31, 1997 total of $78,720,000. The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities available for sale rose by approximately $34 million due to maturing instruments and the absence of attractive replacements, while interest-bearing deposits in financial institutions rose by $2.7 million. Federal funds sold decreased by $6.9 million in order to accommodate the changes which took place in the rest of the balance sheet.

The Company earned a profit of $462,000 in the three months ended September 30, 1998, compared to earnings of $318,000 in the third quarter of 1997 an increase of 45%. The results for the nine months ended September 30, 1998 were profits of $1,244,000 compared to a profit of $978,000 for the corresponding period of 1997.

NET INTEREST INCOME
-------------------

Total interest income increased by $238,000 (8%) for the third quarter of 1998 compared to the same period in 1997, and increased by $313,000 for the nine month period ended September 30, 1998 compared to the prior year as total earning assets were significantly higher in 1998 than in 1997. Interest expense increased slightly (3%) for both the three month period and the nine month period. For the three months ended September 30, 1998 interest rose by $27,000, to $835,000 from the 1997 level of $808,000 and for the first nine months of 1998 interest expense rose by $78,000 to

$2,528,000 from the 1997 nine month total of $2,450,000 because the mix of the Bank's deposits shifted away from high-cost deposit sources such as money market deposits in favor of lower-cost categories such as noninterest bearing deposits. Overall, net interest income increased by $211,000 (10%), from $2,214,000 in the third quarter of 1997 to $2,425,000 for the third quarter of 1998.

OPERATING INCOME
----------------

Other operating income increased to $229,000 in the third quarter of 1998 from $159,000 in the three months ended September 30, 1997. For the first nine months of 1998 other operating income also increased 17% from $528,000 in 1997 to $616,000. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $108,000 for the third quarter of 1998 and $242,000 for the nine months ended September 30, 1998; there was no such revenue in the corresponding periods of 1997. Offsetting these income increases in part was reductions in gains realized on the sale of loans, which fell from $136,000 in the first nine months of 1997 to $13,000 in the same period of 1998, and lower gains on sales of land, which declined from $170,000 in 1997's first nine months to $64,000 in the same period of 1998. No gains or losses on securities sales were realized in the first nine months of 1998 or 1997.

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

The allowance for loan losses was $2,431,000 and $2,400,000 (or 2.84% and 2.96% of gross outstanding loans) at September 30, 1998 and December 31, 1997 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for loan losses were $106,000 and $519,000 for the three and nine month periods ended September 30, 1997, compared to $(10,000) and $14,000 for the same periods of 1998. For the three and nine months ended September 30,1997, the Company generated net loan chargeoffs of $11,000 and 1,027,000; by comparison, in the first nine months of 1998 the Company experienced net loan recoveries of $17,000.

In addition, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30,

1998 the Company had identified loans having an aggregate average balance of $440,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1998 totaled $144,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1998.

OTHER OPERATING EXPENSES
------------------------

Other operating expenses increased in the first nine months of 1998 compared to the same period of 1997, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $1,899,000 for the third quarter of 1998 from $1,722,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 other operating expenses totaled $5,195,000, an increase from $4,794,000 for the corresponding period in 1997.

Salary and related benefits increased by $165,000, rising from a total of $740,000 for the third quarter of 1997 to $905,000 for the same period in 1998, and also rose for the nine months ended September 30, to $2,560,000 from $2,153,000 in 1997. The increase principally reflects employee salary adjustments, as well as increases in staffing which took place in recent years as part of the Bank's program to increase its level of assets. Occupancy expense rose to $135,000 for the three months ended September 30, 1998 from $103,000 in the third quarter of 1997 due in part to the one-time adjustment in rent called for in the Bank's head office lease. In addition, the increase reflects the rent paid on the various facilities which house the Bank's regional offices and the merchant services operation; since these operations did not exist in the third quarter of 1997 there were no corresponding expense items. Other operating expenses fell in 1998 compared to the prior year, falling from $883,000 for the third quarter of 1997 to $859,000 for the third quarter of 1998. In addition to the benefits of the Bank's ongoing program of expense control, the expense reduction from prior years reflects reduced expenses for customer services as a result of the termination of the Bank's deposit and service relationship with Transcorp Pension Services.

The combined effects of the above-described factors resulted in income before taxes of $765,000 for the three months ended September 30, 1998 compared to $541,000 for the third quarter of 1997. For the nine months ended September 30, 1998 income before taxes is $2,112,000 compared to $1,681,000 for the first nine months of the prior year. In the third quarter, the Company's provision for taxes rose from $223,000 in 1997 to $303,000 in 1998. For the nine months ended September 30, 1998 the provisions were $868,000 compared to $703,000 in 1997. This brought Net Income for the third quarter of 1998 to $462,000 compared to $318,000 for the same period in 1997. For the nine months ended September 30, net income in 1998 was $1,244,000, while 1997 net income through September 30 was $978,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 62.6% of total deposits at September 30, 1998. This level represents an increase from the 56.0% liquidity level which existed on December 31, 1997. The ratio of net loans (including government guaranteed loans) to deposits was 49.8% and 54.3% as of September 30, 1998 and December 31, 1997, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of September 30, 1998, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                     ONE MONTH      SIX MONTHS      ONE YEAR                NON-INTEREST
                             FLOATING  LESS THAN   BUT LESS THAN  BUT LESS THAN  BUT LESS THAN  FIVE YEARS     EARNING
CATEGORY                       RATE    ONE MONTH    SIX MONTHS       ONE YEAR      FIVE YEARS     OR MORE    OR BEARING    TOTAL
==========================     ====    =========    ==========       ========      ==========     =======    ==========    =====
FED FUNDS SOLD                 31,530         0              0              0              0           0             0     31,530
TIME DEPOSITS WITH OTHER
  BANKS                             0     2,666          6,427            248              0           0             0      9,341
INVESTMENT SECURITIES               0     8,981         42,333              0              0           0             0     51,314
                              -------    ------         ------         ------         ------      ------       -------    -------
  SUBTOTAL                     31,530    11,647         48,760            248              0           0             0     92,185

LOANS                          82,360       147            278            160             22           0             0     82,967
                              -------    ------         ------         ------         ------      ------       -------    -------
  TOTAL EARNING ASSETS        113,890    11,794         49,038            408             22           0             0    175,152

CASH AND DUE FROM BANKS             0         0              0              0              0           0        12,143     12,143
PREMISES AND EQUIPMENT              0         0              0              0              0           0           729        729
OTHER REAL ESTATE OWNED             0         0              0              0              0           0             0          0
OTHER ASSETS                        0         0              0              0              0           0         1,867      1,867
                              -------    ------         ------         ------         ------      ------       -------    -------
  TOTAL NON-EARNING ASSETS          0         0              0              0              0           0        14,739     14,739
                              -------    ------         ------         ------         ------      ------       -------    -------

  TOTAL ASSETS                113,890    11,794         49,038            408             22           0        14,739    189,891


FUNDS PURCHASED                     0         0              0              0              0           0             0          0
REPURCHASE AGREEMENTS               0         0              0              0              0           0             0          0
                              -------    ------         ------         ------         ------      ------       -------    -------
  SUBTOTAL                          0         0              0              0              0           0             0          0

SAVINGS DEPOSITS                6,059         0              0              0              0           0             0      6,059

MONEY MARKET DEPOSITS          54,251         0              0              0              0           0             0     54,251
TIME DEPOSITS                       0    14,397         22,960          1,752            464          84             0     39,657
                              -------    ------         ------         ------         ------      ------       -------    -------
  TOTAL BEARING LIABILITIES    60,310    14,397         22,960          1,752            464          84             0     99,967

DEMAND DEPOSITS                     0         0              0              0              0           0        66,757     66,757
OTHER LIABILITIES                   0         0              0              0              0           0         3,383      3,383
EQUITY CAPITAL                      0         0              0              0              0           0        19,784     19,784
                              -------    ------         ------         ------         ------      ------       -------    -------
  TOTAL NON-BEARING
    LIABILITIES                     0         0              0              0              0           0        89,924     89,924
                              -------    ------         ------         ------         ------      ------       -------    -------

  TOTAL LIABILITIES            60,310    14,397         22,960          1,752            464          84        89,924    189,891

    GAP                        53,580    (2,603)        26,078         (1,344)          (442)        (84)      (75,185)         0

    CUMULATIVE GAP             53,580    50,977         77,055         75,711         75,269      75,185             0          0

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

Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 17% and 39% of the Bank's total deposits as of September 30, 1998 and December 31, 1997, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency obligations. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 1998. As of September 30, 1998 the Company's investment portfolio contained gross unrealized gains of $15,000 and no unrealized losses. By comparison, at September 30, 1997 the Company's investment portfolio contained gross unrealized gains of $3,000 and gross unrealized losses of $3,000. As discussed more fully in Note 5, the Company adopted SFAS No. 115 in 1994, with the result that the unrealized net gain (adjusted for taxes) of $10,000 at September 30, 1998 gave rise to a $10,000 increase in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $19,774,000 and $15,423,000 as of September 30, 1998 and December 31, 1997,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                         9-30-98        12-31-97
                                         -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement                4.00%           4.00%
     First Regional Bancorp               11.13%           9.50%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                         9-30-98        12-31-97
                                         -------        --------

Tier I Capital to Assets:
     Regulatory requirement                4.00%           4.00%
     First Regional Bancorp               15.53%          16.70%

                                         9-30-98        12-31-97
                                         -------        --------

Tier I + Tier II Capital to Assets:
     Regulatory requirement                8.00%           8.00%
     First Regional Bancorp               16.79%          18.00%

The Company believes that it will continue to meet all applicable capital standards.

During the third quarter of 1998, First Regional's capital was substantially increased through a private placement offering of common shares at a price of $9.00 per share. This transaction strengthens the Company's already solid financial foundation, and thus provides the basis for additional future growth.

During the quarter the company also established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This new Plan will build the capital base of First Regional Bank and provide its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.

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

As a financial institution, the Bank is also exposed to potential risk if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposit balances. The Bank is in the process of performing an assessment of the year 2000 readiness with both borrowers (as part of the loan granting or renewal process) and depositors. At this time, it is impossible to determine what impact, if any, the year 2000 will have on either the loan payment performance of the Bank's borrowers or the balances of key depositors. Thus far, however, none of the Bank's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

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

No matters were submitted to a vote of security holders during the third quarter of 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: October 28, 1998        /s/ Jack A. Sweeney
                              -------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: October 28, 1998        /s/ Thomas McCullough
                              -------------------------------------------
                              Thomas McCullough, Chief Financial Officer