Form 10-K
period 1998-12-31
FIRST REGIONAL BANCORP
filed 1999-03-26
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                            -----------------------

For the fiscal year ended December 31, 1998  Commission File No. 0-10232

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No_____
                                                -----

     Aggregate market value of Common Stock held by non-affiliates as of March 19, 1999: $25,175,593

     Number of shares of Common Stock outstanding at March 19, 1999:
3,051,587.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 1999 Annual Meeting of Share- PART III holders (to be filed within 120 days of fiscal year end)
Annual Report on Form 10-K for the Years Ended December 31,    PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the Commission PART IV in March, 1982
Registration Statement on Form S-14 Filed with the Commission   PART IV
on December 2, 1981 (File Number 2-75140)

                   FORM 10-K

               TABLE OF CONTENTS AND
               CROSS REFERENCE SHEET

                                                                         Page
                                                                         in    Incorporation
PART I                                                                   10-K   by Reference
                                                                         ----   ------------
  Item 1.  Business................................................        4
  -------

  Item 2.  Properties..............................................       31
  -------

  Item 3.  Legal Proceedings.......................................       31
  -------

  Item 4.  Submission of Matters to a Vote of
  -------  Securities Holders......................................       32

PART II

  Item 5.  Market for Registrant's Common Stock
  -------  and Related Stockholder Matters.........................       33

  Item 6.  Selected Financial Data.................................       35
  -------

  Item 7.  Management's Discussion and Analysis
  -------  of Financial Condition and Results of
           Operations..............................................       36

  Item 8.  Financial Statements and Supplementary
  -------  Data....................................................       45

  Item 9.  Disagreements on Accounting and
  -------  Financial Disclosure....................................       45

PART III

  Item 10. Directors and Executive Officers of                                  1999 Proxy
  -------- the Registrant..........................................       46    Statement

  Item 11. Executive Compensation..................................       46    1999 Proxy
  --------                                                                      Statement

  Item 12. Security Ownership of Certain                                        1999 Proxy
  -------- Beneficial Owners and Management........................       46    Statement

  Item 13. Certain Relationships and Related                                    1999 Proxy
  -------- Transactions............................................       46    Statement

PART IV


  Item 14. Exhibits, Financial Statement
  -------- Schedules, and Reports on Form 8-K.                            47



SIGNATURES........................................................        48
INDEX TO FINANCIAL STATEMENTS.....................................        49
INDEX TO EXHIBITS.................................................        76


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

Business of First Regional Bank
-------------------------------

  The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has

Regional Offices located in the California cities of Irvine, Glendale, Santa Monica and Gardena. The Irvine office is a full branch office and the other offices are presently established as loan production offices, but it is the intent of the Bank to convert these facilities to full branch offices as soon as sufficient business has been obtained to make this conversion advisable. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout Los Angeles County. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

  The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 20, 1999 the Bank had 65 equivalent full-time employees.

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

  In December, 1988, the FRB adopted risk-based capital adequacy guidelines for bank holding companies and state member banks. The other bank regulators have adopted similar guidelines. The FRB's guidelines assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. While in many cases total risk assets calculated in accordance with the guidelines is less than total assets calculated absent the rating, certain non-balance sheet assets, including loans sold with recourse, legally binding loan commitments, and standby letters of credit, are treated as risk assets, with the assigned rate varying with the type of asset. As a result, it is possible that total risk assets for purposes of the guidelines exceeds total assets under generally accepted accounting principles, thereby reducing the capital-to-assets ratio. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total assets and on total risk assets. To the extent that holding companies have favorable capital adequacy ratios based on total risk assets, such banks are more likely to be permitted to operate at or near the minimum primary capital to total assets ratios specified in regulatory guidelines. Under the new guidelines, the Company's capital adequacy ratio at December 31, 1998 was 15.60%. The acceptable capital ratio is 8 percent.

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

     Available for Sale Securities. Debt and equity securities not classified
     ---------
     into either of the above categories. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

  The Company adopted this standard in 1994. There was no material impact on the financial statements of the Company due to this adoption.

  On January 1, 1996 the Company adopted SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of SFAS 121 on its operations and financial position is not material for the year ended December 31, 1998.

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

Distribution of Assets, Liabilities and Shareholders' Equity
------------------------------------------------------------

  The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                                            For Period Ended
                                                              December 31,
                                                          1998            1997
                                                         ------          ------
                                                         (Dollars in Thousands)

Assets

         Cash and Due From Banks....................   $  8,351         $  5,952

         Time Deposits with Other

         Financial Institutions.....................      9,145            4,731

         Investment Securities......................     32,090           21,748

         Funds Sold.................................     34,163           28,761

         Net Loans..................................     79,964           87,594

         Other Assets...............................      2,528            3,365
                                                       --------         --------
                Total...............................   $166,241         $152,151
                                                       ========         ========


Liabilities & Shareholders' Equity

         Deposits:

                Demand (non-interest
                bearing)............................   $ 43,087         $ 25,851

                Savings.............................      1,522            1,260

                Money Market Accounts...............     66,056           88,044

                Time................................     35,763           20,376
                                                       --------         --------

                        Total Deposits..............    146,428          135,531

         Securities Sold Under
         Agreements to Repurchase...................        104              (13)

         Other Liabilities..........................      2,117            1,721
                                                       --------         --------

                Total Liabilities...................    148,649          137,239
                                                       --------         --------

         Shareholders' Equity.......................     17,592           14,912
                                                       --------         --------
                Total...............................   $166,241         $152,151
                                                       ========         ========


Interest Rates and Interest Differential
----------------------------------------

  The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

                                        For Period Ended December 31,

                                 1998                                  1997
                   ----------------------------------   ----------------------------------
                               Interest     Average                 Interest     Average
                  Average     Income(2)/    Yield/       Average    Income(2)/   Yield/
                  Balance      Expense      Rate %       Balance     Expense     Rate %
                  -------     ---------     -------      -------    ---------    ------
                        (Dollars in Thousands)
Interest
Earning
Assets:
Loans(1)        $ 82,387       $ 8,517      10.3%       $ 89,526    $ 8,742      9.8%

Investment
Securities        32,090         1,766       5.5%         21,748      1,277      5.9%

Funds Sold        34,163         1,808       5.3%         28,761      1,569      5.5%

Time Dep-
osits With
Other Fin-
ancial In-
stitutions         9,145           521       5.7%          4,731        280      5.9%
                --------       -------                  --------   --------

Total
Interest
Earning
Assets          $157,785       $12,612       8.0%       $144,766    $11,868      8.2%
                ========       =======                  ========    =======

Interest
Bearing
Liabilities:

Savings
deposits        $  1,522       $    37       2.4%       $  1,260    $    30      2.4%

Money
Market
Accounts          66,056         1,544       2.3%         88,043      2,228      2.5%

Time              35,763         1,856       5.2%         20,377      1,027      5.0%


                     1998                         1997
           --------------------------   --------------------------
                    Interest  Average            Interest  Average
           Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
           Balance   Expense   Rate%    Balance   Expense   Rate%
           -------  --------- -------   -------  --------- -------
                          (Dollars in Thousands)
Securities
sold under
agreements
to repur-
chase     $    104  $     3     2.9%  $    (13)  $     0     0.0%
          --------  -------           ---------  -------

Total
interest
bearing
liabili-
ties      $103,445  $ 3,440     3.3%  $109,667   $ 3,285     3.0%
          ========  =======           ========   =======


(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $2,423,000 in 1998 and $1,932,000 in 1997.

(2)  Includes loan fees of $655,000 in 1998 and $602,000 in 1997.

The following table shows the net interest earnings and the net yield on average interest earning assets:

                                                 1998        1997
                                              ----------   ---------
                                              (Dollars in Thousands)

Total interest income (1).....................  $ 12,612    $ 11,868

Total interest expense........................     3,440       3,285
                                                --------    --------

Net interest earnings.........................  $  9,172    $  8,583
                                                ========    ========

Average interest earning assets...............  $157,785    $144,766

Net yield on average interest earning
assets........................................      5.8%        5.9%

__________

(1)  Includes loan fees of $655,000 in 1998 and $602,000 in 1997.

  The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                Increase (Decrease)             Increase (Decrease)
                   1998 over 1997                  1997 over 1996
              --------------------------     --------------------------
             Volume      Rate       Net      Volume     Rate       Net
                            (Dollars in Thousands)

Interest Income(1)
------------------
Loans (2)    $  (852)  $   627  $   (225)   $   250  $   (17)  $    233

Investment
securities       563       (74)      489        140     (318)      (178)

Funds sold       284       (45)      239        305       45        350

Interest on time
deposits with
other financial
Finstitu-
tions            251       (10)      241          0        0          0
             -------  ---------   ------     ------  -------    -------

Total
Interest
Earning
Assets       $   246   $   498  $    744    $   695  $  (290)  $    405
             =======   ======== ========    =======  ========  ========


Interest Expense (1)
--------------------

Savings      $     6   $     1  $      7    $     3  $     0   $      3

Money market    (524)     (160)     (684)       101       22        123

Time             798        31       829        171       18        189

Securities
sold under
agreements to
repurchase         0         3         3         (1)      (3)        (4)
             -------  ---------  --------    -------  -------   --------

Total interest
bearing liab-
ilities      $   280   $  (125) $    155    $   274   $   37   $    311
             =======   ======== ========    =======   ======   ========

__________

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $655,000 in 1998 and $602,000 in 1997.

Investment Securities
---------------------

The following table shows fair value of the investment securities portfolio at December 31, 1998 and 1997:

                                                December 31,
                                             1998           1997
                                         -------------   ----------
                                           (Dollars in Thousands)

U.S. Treasury Securities...................     $    0      $     0

Obligations of U.S. Government
Agencies and Corporations..................      5,999       18,402

Commercial Paper...........................     41,861        8,004

Other Securities...........................          0           25
                                                ------      -------
  Total....................................    $47,860      $26,431
                                               =======      =======


The maturity schedule and weighted average yields of investment securities at December 31, 1998 is as follows:

                                               Average
                                      Amount    Yield
                                      -------   ------
                                   (Dollars in Thousands)

U.S. Agency Securities
----------------------

One year or less...................   $ 5,999    5.29%

Over one year......................         0    0.00%
                                      -------

  Category total                      $ 5,999    5.29%

Commercial Paper
----------------

One year or less...................   $41,861    5.17%

Over one year......................         0    0.00%
                                      -------

  Category total                      $41,861    5.17%


Total Investment Portfolio
-----------------------------------

One year or less...................   $47,860    5.19%

Over one year through five years...         0    0.00%

Over five years....................         0    0.00%
                                      -------
  Total                               $47,860    5.19%
                                      =======

Loan Portfolio
--------------

  The loan portfolio consisted of the following at December 31, 1998 and 1997:

                                                  1998       1997
                                                  ----       ----
                                               (Dollars in Thousands)

Commercial loans............................      $24,811   $15,365

Real estate construction loans..............       15,702     4,982

Real estate loans...........................       46,251    38,195

Bankers acceptances.........................        6,681    21,727

Other loans.................................          797       420
                                                  -------   -------

          Total loans.......................      $94,242   $80,689

Less      - Allowances for loan losses......        2,500     2,400

          - Deferred loan fees..............          562       511
                                                  -------   -------

          Net loans.........................      $91,180   $77,778
                                                  =======  ========

Government guaranteed loans held for sale...      $   521   $   942
                                                  =======   =======

Loan Maturities and Interest Rates
----------------------------------

  The following table shows the amounts of total loans outstanding as of December 31, 1998, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

Aggregate maturities of loan balances
which are due:


  In one year or less:

            Interest rates are floating or
            adjustable.......................  $44,694

            Interest rates are fixed or
            predetermined....................    7,723

  After one year but within five years:

            Interest rates are floating or
            adjustable.......................   33,461

            Interest rates are fixed or
            predetermined....................      760

  After five years but within ten years:

            Interest rates are floating or
            adjustable.......................    7,604

            Interest rates are fixed or
            predetermined....................        0

  After ten years or more:

            Interest rates are floating or
            adjustable.......................      521

            Interest rates are fixed or
            predetermined....................        0
                                               -------

  Total......................................  $94,763
                                               =======

Non-Performing Loans
--------------------

  The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

The following table shows the principal amount of nonperforming loans as of December 31, 1998 and 1997:


                                 December 31,
                                 1998    1997
                                 -----   -----

                            (Dollars in Thousands)

Non-accrual loans

Commercial....................   $  85   $ 100

Real estate loans.............     158     238

Government guaranteed loans...       0       0

Bankers acceptances...........       0       0

Other loans...................       0       0
                                 -----   -----

Total.........................   $ 243   $ 338
                                 =====   =====

  Accruing loans past due more than 90 days

Commercial....................    $  0    $  0

Real estate loans.............       0       0

Government guaranteed loans...     220     193

Bankers acceptances...........       0       0

Other loans...................       0       0
                                  ----    ----

Total.........................    $220    $193
                                  ====    ====


  Except as may have been included in the above table, at December 31, 1998, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1998, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $32,000 in 1998 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
-------------------------------

  The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1998 and 1997:

                                                    1998      1997
                                                    ----      ----
                                               (Dollars in Thousands)
Amount of loans outstanding at end of
period.....................................       $ 94,763  $ 81,631
                                                  ========  ========

Average amount of loans outstanding
before allowance for loan losses...........       $ 82,393  $ 89,526
                                                  ========  ========

Balance of allowance for loan losses at
beginning of period...........................    $2,400     $2,300

Loans charged off:

      Commercial..............................        19        529
      Real estate.............................         0        190
      Government guaranteed loans.............         0          0
      Bankers acceptances.....................         0          0
      Other...................................         0          0
                                                  ------     ------

            Total loans charged off...........        19        719

Recoveries of loans previously charged off:

      Commercial..............................        47        279
      Real estate.............................         0          0
      Government guaranteed loans.............         0          0
      Bankers acceptances.....................         0          0
      Other...................................         0          0
                                                  ------     ------

            Total loan recoveries.............        47        279
                                                  ------     ------

Net loans (recovered) charged off.............       (28)       440
                                                  ------     ------

Provisions charged to operating expense.......        72        540
                                                  ------     ------
Balance of allowance for possible loan
losses at end of period....................      $ 2,500    $ 2,400
                                                 =======    =======

  The ratio of net loans charged off to average loans outstanding was (0.03)% and 0.5% for the two years ended December 31, 1998 and 1997, respectively.

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


                                      1998                   1997
                                     ------                 ------
                               Allowance    Ratio of  Allowance    Ratio of
                               for          loans to  for          loans to
                               possible     total     possible     total
                               loan losses  loans     loan losses  loans
                              ------------  --------  -----------  -----------

Commercial loans...........      $  472        26%      $  408         19%
Real estate loans..........       1,009        65%         754         54%
Gov't guaranteed...........           0         1%           0          1%
Bankers acceptances                   0         7%           0         25%
Other loans................           4         1%           5          1%
Unallocated................       1,015         0%       1,233          0%
                                 ------       ---       ------        ---

     Total...................... $2,500       100%      $2,400        100%
                                 ======       ===       ======        ===

Deposits
--------

  The average amounts of deposits for the periods indicated are summarized below.

                                             1998       1997
                                          --------   --------
                                         (Dollars in Thousands)

Demand Deposits........................   $ 43,087   $ 25,851

Savings deposits, money market and
time certificates of deposit of less
than $100,000..........................     85,895     94,627

Time certificates of deposit of
$100,000 or more.......................     17,446     15,053
                                          --------   --------

        Total..........................   $146,428   $135,531
                                          ========   ========


The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1998 is as follows:

                                         December 31, 1998
                                         -----------------
                                       (Dollars in Thousands)


  3 months or less..........................   $15,517

  Over 3 through 6 months...................     5,752

  Over 6 through 12 months..................       977

  Over 12 months............................         0
                                               -------

       Total................................   $22,246
                                               =======

Selected Financial Ratios
-------------------------

  The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.


                            1998    1997
                            -----   -----

Return on assets.........    1.0%    0.8%

Return on equity.........    9.7%    8.1%

Dividend payment ratio...    0.0%    0.0%

Equity to assets ratio...   10.6%    9.8%

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

  The Bank also subleases an office in an executive suite facility to house its Orange County Regional Office. The office is located at 2030 Main Street, Irvine, California, and consists of approximately 1440 square feet. The premises are provided under a lease which expires November 3, 2001 at a monthly rental of $4,464 plus a proportionate share of the building's operating costs.

  The Bank also leases an office located at 144 N. Glendale Avenue, Suite 202, Glendale, California to house its Glendale Regional Office. The premises consisting of approximately 570 square feet are provided under a lease which expires July 31, 1999 at a rental of $937 per month.

Item 3.  Legal Proceedings
--------------------------

Litigation
----------

     In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

     However, in late 1998, Mark Rubin, a director of the Company and its former vice chairman, filed suit against the Company, the Bank, and individual members of the Company's executive committee. Mr. Rubin alleges that his employment with the Company was wrongfully terminated and that the defendants also breached fiduciary duties owed to Mr. Rubin and committed acts of defamation and fraud against him. In his complaint, Mr. Rubin's suit seeks compensatory and punitive damages of approximately $59 million.

     In January 1999, Mr. Rubin submitted a statutory offer of compromise under
Section 998 of the California Code of Civil Procedure offering to settle the lawsuit for $3 million. The Company rejected this settlement proposal.

     The Company believes the claims, as alleged, are without merit and has moved to dismiss Mr. Rubin's complaint. Mr. Rubin has informed the Company that he intends to amend his complaint prior to the court hearing on the Company's motion, but has not yet done so. The Company has vigorously defended against Mr. Rubin's lawsuit and will continue to do so. Because the case is in its very early stages, it is not currently possible to determine what impact, if any, the resolution of this matter will have on the future financial condition and results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

During the fourth quarter of 1998, no matters were submitted to a vote of the Company's shareholders.

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


                        1998             1997
                       ------           ------
                   High     Low      High     Low
                  -----    -----    ------   -----

1st Quarter       9 3/4    8 1/4     7 1/2    5 3/4

2nd Quarter      10        7 3/4     7        6

3rd Quarter      10 1/8    8 1/2     9 3/4    5 5/8

4th Quarter       8 7/8    7        10 1/2    7 1/4

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

  Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $100,000 and $230,000 in 1998 and 1997; no dividends were paid to the Company in 1996.

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

  In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Cash dividends may also be paid out of net income for a bank's last preceding fiscal year upon the prior approval of the California Commissioner of Financial Institutions, without regard to retained earnings or net income for its last three fiscal years. If the Commissioner of Financial Institutions finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay any dividend to its shareholders.

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

Item 6.  Selected Financial Data
--------------------------------

The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                           1998     1997     1996      1995      1994
                           ----     ----     ----      ----      ----
Total assets               $193,884 $162,445 $152,449  $137,810  $124,287

Net loans                    91,701   78,720   87,602    85,327    76,581

Investment securities        58,003   33,057   32,059    22,003    18,434

Funds sold                   31,900   38,390   22,780    20,690    21,300

Total deposits              170,423  145,096  136,755   124,724   113,666

Shareholders' equity         20,470   15,423   14,316    12,259    10,222

Book value per share       $   7.22 $   6.38 $   5.95  $   5.11  $   4.26
 outstanding

  The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                              1998     1997     1996     1995     1994
                              ----     ----     ----     ----     ----
                             (Dollars in Thousands except for per share)

Interest income               $12,612  $11,868  $11,463  $10,920  $ 9,040
Interest expense                3,440    3,285    2,974    2,764    2,432
                              -------  -------  -------  -------  -------

Net interest income             9,172    8,583    8,489    8,156    6,608
Provision for loan losses          72      540        0      678      250
                              -------  -------  -------  -------  -------

Net interest income after
provision for loan losses       9,100    8,043    8,489    7,478    6,358
Other income                      858      695      700      447      807
Other expense                   7,052    6,645    6,320    5,644    6,162
                              -------  -------  -------  -------  -------

                                1998     1997     1996     1995     1994
                                ----     ----     ----     ----     ----
                              (Dollars in Thousands except for per share)
Income (loss) before taxes and
effects of accounting change    2,906    2,093    2,869    2,281    1,003
Provision (credit) for income
taxes                           1,197      885      833      254        2
                              -------  -------  -------  -------  -------

Net income (loss)             $ 1,709  $ 1,208  $ 2,036  $ 2,027  $ 1,001

Basic earnings (loss) per     $  0.66  $  0.50  $  0.85  $  0.85  $   .42
 common share outstanding

Cash dividends declared per
share                         $  0.00  $  0.00  $  0.00  $  0.00  $  0.00


  The number of shares outstanding (net of unearned ESOP shares) was 2,837,0000 in 1998, 2,416,000 in 1997, 2,406,000 in 1996, and 2,398,800 for 1995, and 1994.

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

  The Company achieved continued profitability in 1998, with significant increases in net income, assets, deposits and loans. The Company continues to benefit from strategic decisions made in 1995, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 1996, 1997, and 1998. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets. The low levels of problem assets continue to result in higher revenues due to additional funds being available for investment, and also eliminated the need for large loan loss provisions or real estate writedowns.

  Average assets in 1998 were $166,241,000 compared to $152,151,000 in 1997 and $140,162,000 in 1996. As was the case in 1997 and 1996, the Company's asset growth in 1998 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $1,709,000 in 1998, compared to a profit of $1,208,000 in 1997 and a profit of $2,036,000 in 1996.

     Net Revenue From Earning Assets
     -------------------------------

  Net revenue from earning assets is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 1997, in 1998 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. In both years, however, the growth in loans was less than the growth in deposits, so much of the increase in funds flowed into the lower-yielding categories of liquid assets, principally funds sold and investment securities. During 1998 the mix of the Bank's deposits shifted away from high-cost deposit sources such as money market deposits in favor of lower-cost catagories such as noninterest bearing deposits. As deposit interest rates were essentially stable in 1998 as they were during 1997 and 1996, the higher deposit levels led to slight increases in interest expense in all three years.

  Other Operating Income
  ----------------------

  Other operating income increased substantially in 1998 after remaining generally stable in 1997 and 1996. Other operating income for 1998 was $858,000, versus $695,000 in 1997 and $700,000 for the year 1996. The 1998 figure included gains on sales of land of $86,000. The 1997 figure included gains on sales of land of $179,000 and gains on sales of loans of $136,000. By contrast, the increase in 1996 was the result of the receipt of profits of $303,000 from the sale of a large portion of a portfolio of government guaranteed loans. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $350,000 in 1998 compared to $14,000 in 1997. Customer service fees continued their decline of the past several years.

Loan Portfolio and Provision for Loan Losses
--------------------------------------------

  The loan portfolio consisted of the following at December 31, 1998 and 1997:

                                                             1998       1997
                                                           ---------   -------
                                                          (Dollars in Thousands)
Commercial loans....................................         $24,811   $15,365
Real estate construction loans......................          15,702     4,982
Real estate loans...................................          46,251    38,195
Bankers acceptances.................................           6,681    21,727
Other loans.........................................             797       420
                                                             -------   -------

          Total loans...............................         $94,242   $80,689

Less   - Allowances for loan losses.................           2,500     2,400
       - Deferred loan fees.........................             562       511
                                                             -------   -------

          Net loans.................................         $91,180   $77,778
                                                             =======   =======

Government guaranteed loans held for sale                    $   521   $   942
                                                             =======   =======


  The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California appears to be giving way to full recovery, its impact on the payment performance of the Bank's borrowers has not been a significant factor in recent years. More important, the Company's emphasis on maintaining high asset quality continued in 1998, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled just $243,000 at the end of 1998, down from $338,000 on December 31, 1997, and compared to $302,000 at the end of 1996. Management believes the allowance for possible loan losses as of December 31, 1998 was adequate in relation to both existing and potential risks in the loan portfolio.

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


                                      1998                 1997
                                     ------              ---------
                              Allowance     Ratio of  Allowance    Ratio of
                              for           loans to  for          loans to
                              possible      total     possible     total
                              loan losses   loans     loan losses  loans
                              -----------   ------    ----------   -------
Commercial loans...........   $  472        26%      $  408         19%
Real estate loans..........    1,009        65%         754         54%
Gov't guaranteed...........        0         1%           0          1%
Bankers acceptances                0         7%           0         25%
Other loans................        4         1%           5          1%
Unallocated................    1,015         0%       1,233          0%
                              ------       ---       ------        ---

Total......................   $2,500       100%      $2,400        100%
                              ======       ===       ======        ===


  The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, in 1998 provisions of $72,000 were made to the reserve for loan losses, $19,000 in loans were charged off, and $47,000 in loans previously charged off were recovered. By way of comparison, during 1997 provisions of $540,000 were made to the reserve for loan losses, $719,000 in loans were charged off, and $279,000 in loans previously charged off were recovered. During 1996 no provisions were made to the allowance for loan losses, a total of $230,000 in loans were charged off, and $530,000 in previously charged off loans were recovered. These transactions brought the balance of the allowance for possible loan losses at the end of 1998 to $2,500,000 (or 2.7% of total loans), compared to $2,400,000 (or 2.9% of total loans) at December 31, 1997, and compared to $2,300,000 (or 2.5% of total loans) at the end of 1996.

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. In 1998, the Company identified loans having an aggregate average balance of $370,000 which it concluded were impaired under SFAS No. 114. During 1997, the Company had identified loans having an aggregate average balance of $1,783,000 which it concluded were impaired. In contrast, during 1996 the Company had identified loans having an aggregate average balance of $1,252,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements for 1998, 1997, or 1996.

  Operating Expenses
  ------------------

  Total operating expenses rose in 1998, to $7,052,000 from $6,645,000 in 1997 and $6,320,000 in 1996. While the total expense figures have fluctuated over time, most components continue to be moderated by the effects of an ongoing program of expense control.

  Salaries and related benefits expense increased again in 1998, rising to $3,555,000 from a 1997 total of $2,915,000 and from $2,566,000 in 1996. The increase in this expense category principally reflects the increases in staffing which began in 1995 as part of the Company's growth initiative and which have continued through 1998 in connection with the establishment of new offices and lines of business. Occupancy expense rose slightly in 1998, to $410,000 from $393,000 in 1997 and a 1996 total of $374,000 due to operating cost pass-throughs on the premises occupied by the Company. Real estate expense from prior years was partially reversed leaving income of $33,000 in 1998 in contrast to real estate expense of $3,000 in 1997 after a 1996 level of $380,000. The 1996 total reflects a charitable donation by the Bank of its only parcel of other real estate owned; this expense was essentially offset by the tax benefits resulting from the donation. Custodial and other services to customers declined again in 1998 as they did in both 1997 and 1996, standing at $553,000 for the year after $987,000 for 1997 versus $1,089,000 in 1996. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses rose again 1998 as they did in 1997, reversing the pattern of modest declines which had prevailed in prior years. Other expenses totaled $2,567,000 in 1998 compared to $2,347,000 in 1997, which was increased from $1,911,000 in 1996. Other expenses in 1998 include professional services of $330,000 a significant decrease from the prior year. Other expenses in 1997 include an increase in legal fees relating to collection of non-performing loans and the termination of the Company's deposit relationship with Transcorp Pension Services; professional services jumped to $865,000 for 1997 after amounting to $467,000 in 1996. Data processing fees rose in 1998 to $365,000 compared to $254,000 in 1997 and $242,000 in 1996. A positive factor was the continued low level of premiums for FDIC insurance, reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined by applicable statute. FDIC premium expense for 1998 was $17,000, for 1997 was $16,000, and $2,000 in 1996. Most of the remaining categories of other expense generally remained stable: general insurance was $120,000 during 1998, and $108,000 for both 1997 and 1996; directors fees rose to $72,000 in 1998 due to an increase in outside directors during 1998 from $46,000 in 1997 and from $59,000 in 1996 due to the elimination of directors fees for directors who are also officers of the Bank; and other expenses, which rose to $1,409,000 in 1998 after falling to $862,000 in 1997 from $946,000 in
1996 principally due to higher costs of services provided to customers.

  Taxes and Effects of Accounting Changes
  ---------------------------------------

  The combined effects of the activity described above resulted in Income Before Taxes of $2,906,000 in 1998, up sharply from $2,093,000 in 1997, and up from $2,869,000 in 1996. In 1998, the Company recorded tax provisions of $1,197,000. During 1997, the Company recorded tax provisions of $885,000. At the end of 1995, the Company had a gross deferred tax asset, representing the accumulated effects of timing differences between the Company's accounting records and tax returns. Based on an analysis of the portion of this asset which, more likely than not, would be utilized in the immediate future, a valuation reserve for deferred income tax assets was reduced to $200,000. The remaining balance of the reserve was eliminated in 1996, and this reserve reversal led to net tax provisions of $833,000 in 1996. As a result, the Company generated Net Income of $1,709,000 in 1998, compared to $1,208,000 in 1997, and versus Net Income of $2,036,000 in 1996.

  Liquidity, Sources of Funds, and Capital Resources
  --------------------------------------------------

  The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $99,180,000 and $81,294,000 (or 58.0% and 56.0% of total deposits)
at December 31, 1998 and 1997, respectively. The ratio of net loans to deposits was 53.5% and 54.3% at the end of 1998 and 1997, respectively.

  Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 13% and 39% of the Bank's total deposits as of December 31, 1998 and 1997, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

  The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Agency securities and commercial papers. No gains or losses were recorded on securities sales during 1998. In 1997, the Bank generated net gains of $23,000 on sales of securities; by way of comparison, losses of $65,000 on sales of securities were incurred in 1996. As of December 31, 1998 the Bank's investment portfolio contained gross unrealized gains of $3,000 and gross unrealized losses of $2,000, for net unrealized gains of $1,000; at December 31, 1997 the Bank's investment portfolio contained gross unrealized gains of $20,000 and gross unrealized losses of $7,000, for net unrealized gains of $13,000. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $1,000 (net of taxes) increase in shareholders' equity as of December 31, 1998, and a $9,000 increase (net of taxes) in the Company's shareholders' equity as of December 31, 1997. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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

                                                           One month      Six months        One year
                                  Floating   Less than   but less than   but less than   but less than    Five years
Category                            Rate     one month    six months       one year        five years      or more
===============================   ========   =========   =============   =============   ==============   ==========
Fed funds sold                      31,900           0               0               0               0             0
Time deposits with other banks           0         297           9,004             842               0             0
Investment securities                    0      16,960          30,900               0               0             0
                                   -------      ------          ------          ------          ------        ------
  Subtotal                          31,900      17,257          39,904             842               0             0

Loans                               83,871       5,815           1,251             750              14             0
                                   -------      ------          ------          ------          ------        ------
  Total earning assets             115,771      23,072          41,155           1,592              14             0

Cash and due from banks                  0           0               0               0               0             0
Premises and equipment                   0           0               0               0               0             0
Other real estate owned                  0           0               0               0               0             0
Other assets                             0           0               0               0               0             0
                                   -------      ------          ------          ------          ------        ------
  Total non-earning assets               0           0               0               0               0             0
                                   -------      ------          ------          ------          ------        ------

  Total assets                     115,771      23,072          41,155           1,592              14             0


Funds purchased                          1           0               0               0               0             0
Repurchase agreements                    0           0               0               0               0             0
                                   -------      ------          ------          ------          ------        ------
  Subtotal                               1           0               0               0               0             0

Savings deposits                     7,314           0               0               0               0             0
Money market deposits               49,991           0               0               0               0             0
Time deposits                            0      18,565          30,886           1,563             140             0
                                   -------      ------          ------          ------          ------        ------
  Total bearing liabilities         57,306      18,565          30,886           1,563             140             0

Demand deposits                          0           0               0               0               0             0
Other liabilities                        0           0               0               0               0             0
Equity capital                           0           0               0               0               0             0
                                   -------      ------          ------          ------          ------        ------
  Total non-bearing liabilities          0           0               0               0               0             0
                                   -------      ------          ------          ------          ------        ------

  Total liabilities                 57,306      18,565          30,886           1,563             140             0

    GAP                             58,465       4,507          10,269              29            (126)            0

    Cumulative GAP                  58,465      62,972          73,241          73,270          73,144        73,144


                                    Non-interest
                                       earning
Category                             or bearing      Total
===============================     =============   =======
Fed funds sold                                 0     31,900
Time deposits with other banks                 0     10,143
Investment securities                          0     47,860
                                         -------    -------
  Subtotal                                     0     89,903

Loans                                          0     91,701
                                         -------    -------
  Total earning assets                         0    181,604

Cash and due from banks                    9,277      9,277
Premises and equipment                       790        790
Other real estate owned                        0          0
Other assets                               2,213      2,213
                                         -------    -------
  Total non-earning assets                12,280     12,280
                                         -------    -------

  Total assets                            12,280    193,884


Funds purchased                                0          1
Repurchase agreements                          0          0
                                         -------    -------
  Subtotal                                     0          1

Savings deposits                               0      7,314
Money market deposits                          0     49,991
Time deposits                                  0     51,154
                                         -------    -------
  Total bearing liabilities                    0    108,460

Demand deposits                           61,964     61,964
Other liabilities                          2,990      2,990
Equity capital                            20,470     20,470
                                         -------    -------
  Total non-bearing liabilities           85,424     85,424
                                         -------    -------

  Total liabilities                       85,424    193,884

    GAP                                  (73,144)         0

    Cumulative GAP                             0          0


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

  The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $20,470,000 and $15,423,000 as of December 31, 1998 and 1997, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:


                                    12-31-98    12-31-97
                                    --------    --------
Leverage Ratio (Tier I Capital
to Assets:
First Regional Bancorp                 11.17%   9.50%
Regulatory requirement                  4.00%   4.00%

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

  In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                          12-31-98    12-31-97
                                        ---------    --------
Tier I Capital to Assets:
     First Regional Bancorp                 14.35%   16.70%
     Regulatory requirement                  4.00%    4.00%

Tier I + Tier II Capital to Assets:
     First Regional Bancorp                 15.60%   18.00%
     Regulatory requirement                  8.00%    8.00%

  The Company believes that it will continue to meet all applicable capital standards.


  During 1998, First Regional's capital was substantially increased through a private placement offering of common shares at a price of $9.00 per share. This transaction strengthens the Company's already solid financial foundation, and thus provides the basis for additional future growth.

  During the year the company also established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This new Plan will build the capital base of First Regional Bank and provide its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.


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

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K

     (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

     No Form 8-K reports were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      First Regional Bancorp


                                      By:/s/ Jack A. Sweeney
                                         --------------------------
                                         Jack A. Sweeney, Chairman of the Board
                                         Chief Executive Officer

                                      Date:  March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                         Date


/s/ Jack A. Sweeney       Director, Chairman            March 30, 1999
------------------------
Jack A. Sweeney           of the Board and Chief
                          Executive Officer

/s/ Lawrence Sherman      Director, Vice Chairman       March 30, 1999
------------------------
Lawrence J. Sherman       of the Board


/s/ H. Anthony Gartshore  Director and President        March 30, 1999
------------------------
H. Anthony Gartshore


/s/ Thomas McCullough     Director, Chief               March 30, 1999
------------------------
Thomas E. McCullough      Financial Officer and
                          Chief Accounting
                          Officer

/s/ Gary M. Horgan        Director                      March 30, 1999
------------------------
Gary M. Horgan


/s/ Jeffrey Cove          Director                      March 30, 1999
----------------------
Jeffrey Cove


/s/ Don S. Levin          Director                      March 30, 1999
----------------------
Don S. Levin


/s/ Frank R. Moothart     Director                      March 30, 1999
------------------------
Frank R. Moothart


/s/ Mark Rubin            Director                      March 30, 1999
-----------------------
Mark Rubin


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                         Page in Form 10-K
--------------------                         -----------------
First Regional Bancorp and Subsidiary:

Report of Independent Auditors..................   51

Consolidated Balance Sheets as of
December 31, 1998 and 1997......................   52

Consolidated Statements of Earnings for
the years ended December 31, 1998, 1997,
1996............................................   53

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 1998,
1997, and 1996..................................   55

Consolidated Statements of Cash Flows for
the years ended December 31, 1998, 1997,
and 1996........................................   56

Notes to Consolidated Financial Statements         58

First Regional Bancorp (Parent Company):

Note 16 to Consolidated Financial
Statements......................................   75

  All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

                     First Regional Bancorp and Subsidiary

                     Consolidated Financial Statements as of December 31, 1998 and 1997 and for Each of the Three Years in the Period Ended December 31, 1998 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1998 and 1997, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Los Angeles, California
February 19, 1999

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                         1998                    1997

  Cash and due from banks (Note 6)                                             $  9,277,000            $  9,847,000
  Federal funds sold                                                             31,900,000              38,390,000
                                                                               ------------            ------------

  Cash and cash equivalents                                                      41,177,000              48,237,000
  Investment securities available for sale, amortized cost
    $47,859,000 and $26,418,000 (Note 2)                                         47,860,000              26,431,000
  Interest-bearing deposits in financial institutions                            10,143,000               6,626,000
  Loans, net (Note 3)                                                            91,180,000              77,778,000
  Government guaranteed loans, held for sale, at lower of cost
    or market (Note 3)                                                              521,000                 942,000
  Premises and equipment, net (Note 4)                                              790,000                 698,000
  Accrued interest receivable and other assets                                    1,287,000               1,106,000
  Income tax assets (Note 5)                                                        926,000                 627,000
                                                                               ------------            ------------

TOTAL                                                                          $193,884,000            $162,445,000
                                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 12 and 14):
    Noninterest bearing                                                        $ 61,964,000            $ 35,820,000
    Interest bearing:
      Time deposits                                                              51,154,000              30,206,000
      Money market deposits                                                      49,991,000              72,959,000
      Other                                                                       7,314,000               6,111,000
                                                                               ------------            ------------

          Total deposits                                                        170,423,000             145,096,000
  Note payable (Note 10)                                                          1,463,000
  Accrued interest payable and other liabilities (Note 5)                         1,528,000               1,926,000
                                                                               ------------            ------------

          Total liabilities                                                     173,414,000             147,022,000
                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (Notes 7, 8 and 10):
  Common stock, no par value; authorized, 50,000,000 shares;
    outstanding, 2,983,000 (1998) and 2,416,000 (1997) shares                    16,034,000              11,286,000
  Less unearned ESOP shares; 146,000 in 1998                                     (1,386,000)
                                                                               ------------            ------------
           Total common stock, no par value; outstanding
              2,837,000 (1998) and 2,416,000 (1997) shares                       14,648,000              11,286,000

  Retained earnings                                                               5,821,000               4,128,000
  Accumulated other comprehensive income                                              1,000                   9,000
                                                                               ------------            ------------

          Total shareholders' equity                                             20,470,000              15,423,000
                                                                               ------------            ------------

TOTAL                                                                          $193,884,000            $162,445,000
                                                                               ============            ============

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------

                                                                  1998                  1997                 1996

INTEREST INCOME:
  Interest on loans                                             $ 8,517,000           $ 8,742,000          $ 8,509,000
  Interest on deposits in financial institutions                    521,000               280,000              280,000
  Interest on federal funds sold                                  1,808,000             1,569,000            1,219,000
  Interest on investment securities                               1,766,000             1,277,000            1,455,000
                                                                -----------           -----------          -----------

          Total interest income                                  12,612,000            11,868,000           11,463,000
                                                                -----------           -----------          -----------

INTEREST EXPENSE:
  Interest on deposits (Notes 12 and 14)                          3,437,000             3,285,000            2,970,000
  Interest on other borrowings                                        3,000                                      4,000
                                                                -----------           -----------          -----------

          Total interest expense                                  3,440,000             3,285,000            2,974,000
                                                                -----------           -----------          -----------

NET INTEREST INCOME                                               9,172,000             8,583,000            8,489,000

PROVISION FOR LOAN LOSSES (Note 3)                                   72,000               540,000
                                                                -----------           -----------          -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                 9,100,000             8,043,000            8,489,000
                                                                -----------           -----------          -----------

OTHER OPERATING INCOME:
  Customer service fees                                             680,000               291,000              361,000
  Other                                                             178,000               404,000              339,000
                                                                -----------           -----------          -----------

          Total operating income                                    858,000               695,000              700,000
                                                                -----------           -----------          -----------

OTHER OPERATING EXPENSES:
  Salaries and related benefits (Note 6)                          3,555,000             2,915,000            2,566,000
  Occupancy expenses (Note 4)                                       410,000               393,000              374,000
  Custodial and other service (Note 14)                             553,000               987,000            1,089,000
  Real estate (income) expense, net                                 (33,000)                3,000              380,000
  Other expenses (Note 13)                                        2,567,000             2,347,000            1,911,000
                                                                -----------           -----------          -----------

          Total operating expenses                                7,052,000             6,645,000            6,320,000
                                                                -----------           -----------          -----------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------------------

                                                                  1998                 1997                 1996
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                          $2,906,000           $2,093,000           $2,869,000

PROVISION FOR INCOME TAXES (Note 5)                               1,197,000              885,000              833,000
                                                                 ----------           ----------           ----------

NET INCOME                                                       $1,709,000           $1,208,000           $2,036,000
                                                                 ==========           ==========           ==========

BASIC EARNINGS PER COMMON SHARE
  (Note 8)                                                       $     0.66           $     0.50           $     0.85
                                                                 ==========           ==========           ==========

DILUTED EARNINGS PER COMMON SHARE
  (Note 8)                                                       $     0.62           $     0.46           $     0.78
                                                                 ==========           ==========           ==========


See notes to consolidated financial statements.
                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                 Common Stock                                   Accumulated
                                        -------------------------------                            Other
                                              Shares                          Retained         Comprehensive           Comprehensive
                                           Outstanding        Amount          Earnings            Income                  Income

BALANCE,  JANUARY 1, 1996                   2,399,000     $11,332,000    $    922,000             $  5,000

  Options exercised                             7,000
  Comprehensive income -
    Net income                                                              2,036,000                                   $2,036,000
    Other comprehensive income -
     Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax                                                                                     21,000                  21,000
                                                                                                                     -------------

    Comprehensive income                                                                                                $2,057,000
                                            ---------     -----------    ------------        -------------           =============
BALANCE, DECEMBER 31, 1996                  2,406,000      11,332,000       2,958,000               26,000

 Options exercised including tax benefit       40,000         102,000
  Common stock repurchased and
    retired                                   (30,000)       (148,000)        (38,000)
  Comprehensive income -
     Net income                                                             1,208,000                                   $1,208,000
    Other comprehensive income -
      Net change in unrealized gain (loss)
      on securities available for sale,
      net of tax                                                                                   (17,000)                (17,000)
                                                                                                                       -------------
    Comprehensive income                                                                                                $1,191,000
                                              ---------     -----------    ------------        -------------           =============


BALANCE, DECEMBER 31, 1997                    2,416,000      11,286,000       4,128,000                9,000

  Common stock repurchased and retired           (4,000)        (20,000)        (16,000)
  Common stock issued in private
      placement and for ESOP                    503,000       4,574,000
  Unearned ESOP shares                         (146,000)     (1,386,000)
  Options exercised including tax benefit        68,000         194,000

  Comprehensive income -
    Net income                                                                1,709,000                                 $1,709,000
    Other comprehensive income -
      Net change in unrealized gain (loss)
      on securities available for sale,
      net of tax                                                                                      (8,000)               (8,000)
                                                                                                                      -------------

    Comprehensive income                                                                                                 $1,701,000
                                              ---------     -----------    ------------        -------------          =============

BALANCE, DECEMBER 31, 1998                    2,837,000     $14,648,000    $  5,821,000             $  1,000
                                              =========     ===========    ============        =============

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                   1998                 1997                    1996

OPERATING ACTIVITIES:
  Net income                                                               $  1,709,000         $  1,208,000           $  2,036,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                                72,000              540,000
    Provision for losses on real estate                                                                                      80,000
    Contribution of real estate                                                                                             320,000
    Provision for depreciation                                                  136,000               88,000                 51,000
    Gain on sale of investment securities, net                                                       (23,000)               (32,000)

    Gain on sale of real estate                                                 (86,000)            (179,000)
    Amortization of investment securities premiums
      and discounts, net                                                       (287,000)            (261,000)              (154,000)

    Gain on sale of loans                                                        (9,000)            (103,000)              (295,000)

    Loss (gain) on sale of fixed assets                                           4,000              (15,000)
    Amortization of loan premiums and discounts, net                           (464,000)            (977,000)               610,000
    (Increase) decrease in interest receivable
      and other assets                                                         (181,000)           1,418,000               (473,000)
    (Decrease) increase in interest payable
      and other liabilities                                                    (398,000)             659,000                551,000
    Deferred income tax benefit                                                (212,000)              (4,000)              (273,000)
                                                                           ------------         ------------           ------------

          Net cash provided by operating activities                             284,000            2,351,000              2,421,000
                                                                           ------------         ------------           ------------

INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits
    in financial institutions                                                (3,517,000)          (1,384,000)             2,879,000
  Net increase in loans                                                     (13,017,000)            (263,000)           (19,189,000)

  Proceeds from sale of loans                                                   452,000            7,275,000             16,620,000
  Purchases of investment securities                                        (88,500,000)         (39,158,000)           (24,452,000)

  Proceeds from maturities of investment securities                          67,346,000           22,474,000              7,567,000
  Proceeds from sales of investment securities                                                    17,328,000              4,135,000
  Purchases of premises and equipment                                          (352,000)            (425,000)              (212,000)

  Proceeds from sale of premises and equipment                                  120,000               16,000
  Net decrease in investment in real estate                                                                                  12,000
  Proceeds from sale of real estate                                              86,000            2,589,000
                                                                           ------------         ------------           ------------
           Net cash (used in) provided by investing
             activities                                                     (37,382,000)           8,452,000            (12,640,000)
                                                                           ------------         ------------           ------------

See notes to consolidated financial statements.
                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------

                                                              1998                   1997                   1996
FINANCING ACTIVITIES:
  Net increase in time deposits                               $19,785,000            $ 5,367,000            $11,824,000
  Net increase in noninterest-bearing
    deposits and other interest-bearing deposits                5,542,000              2,974,000                207,000
  Decrease in note payable                                        (37,000)
  Sales of common stock                                         4,688,000
  Stock options exercised                                          96,000
  Common stock repurchased and retired                            (36,000)              (186,000)
                                                              -----------            -----------            -----------
           Net cash provided by financing activities            30,038,000              8,155,000             12,031,000
                                                              -----------            -----------            -----------
 (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (7,060,000)            18,958,000              1,812,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                            48,237,000             29,279,000             27,467,000
                                                              -----------            -----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                 $41,177,000            $48,237,000            $29,279,000
                                                              ===========            ===========            ===========

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of debt for ESOP shares                            $ 1,500,000
  Acquisition of other real estate owned through
    foreclosure                                                                      $ 2,410,000
  Net transfer of loans to loans held for sale                                                              $20,480,000


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                               $ 3,354,000            $ 3,272,000            $ 2,721,000
  Income taxes paid                                           $ 1,397,000            $   625,000            $ 1,285,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through its branch and loan production offices. The Company's primary source of revenue is providing loans to customers, which are predominantly small and mid-sized businesses. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies.

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

   Government guaranteed loans are generally classified as held for sale. When a decision to sell a loan is made, the loan is classified as held for sale and carried at the lower of cost or market value. Gains or losses on the sale of loans are determined on a specific-identification basis and reported in earnings.

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

   Loans are considered to be impaired when it is not probable that they will be collected in accordance with their original terms. Impaired loans are carried at the lower of their contractual balances or estimated fair values. Specific reserves necessary to reduce their carrying amounts to fair value are included in the allowance for loan losses.

   All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below-market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

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

   Other Real Estate Owned - Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition.

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

   Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 8.

   Employee Stock Ownership Plan and Trust - The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share ("EPS") computations.

   Current Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. This statement was adopted for the year ended December 31, 1998, and is reflected in the Company's consolidated financial statements.

   In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement established standards for reporting information about operating segments in annual and interim financial statements. Because the Company has no other operating segments outside of the banking operation that meet the threshold requirements under this statement, no segment disclosures are provided.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

   Reclassifications - Certain amounts in the 1997 and 1996 financial statements have been reclassified to be comparable to the classification used in the 1998 financial statements.

2. INVESTMENT SECURITIES

   The amortized cost and estimated fair values of securities available for sale as of December 31, 1998 and 1997 were as follows:

                                                                   Gross             Gross
                                              Amortized          Unrealized       Unrealized              Fair
1998                                             Cost               Gains            Losses               Value

U.S. agency securities                        $ 5,998,000          $ 1,000          $     -            $ 5,999,000
Commercial paper                               41,861,000                                               41,861,000
                                              -----------          -------          -------            -----------

                                              $47,859,000          $ 1,000          $     -            $47,860,000
                                              ===========          =======          =======            ===========

1997

U.S. agency securities                        $18,389,000          $20,000          $(7,000)           $18,402,000
Commercial paper                                8,004,000                                                8,004,000
Other securities                                   25,000                                                   25,000
                                              -----------          -------          -------            -----------

                                              $26,418,000          $20,000          $(7,000)           $26,431,000
                                              ===========          =======          =======            ===========


   All securities held at December 31, 1998 are scheduled to mature in 1999.

   The Banks investments in commercial paper are subject to credit risk. The Bank's policy is to purchase commercial paper rated "A1" by Moody's or "P1" by Standard and Poors. All purchases are reviewed and approved by the Investment Committee.

   Securities carried at $6,000,000 and $4,000,000 were pledged as of December 31, 1998 and 1997, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3. LOANS

   The loan portfolio consisted of the following at December 31, 1998 and 1997:


                                                                            1998                   1997
Real estate loans                                                        $46,251,000            $38,195,000
Commercial loans                                                          24,811,000             15,365,000
Real estate construction loans                                            15,702,000              4,982,000
Bankers' acceptances                                                       6,681,000             21,727,000
Other loans                                                                  797,000                420,000
                                                                         -----------            -----------

                                                                          94,242,000             80,689,000
Allowance for loan losses                                                 (2,500,000)            (2,400,000)
Deferred loan fees, net                                                     (562,000)              (511,000)
                                                                         -----------            -----------

Loans, net                                                               $91,180,000            $77,778,000
                                                                         ===========            ===========

Government guaranteed loans held for sale                                $   521,000            $   942,000
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

   An analysis of the activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                            1998                  1997                  1996

Balance, beginning of year                                 $2,400,000            $2,300,000            $2,000,000
Provision for loan losses                                      72,000               540,000
Loans charged off                                             (19,000)             (719,000)             (230,000)
Recoveries on loans previously charged off                     47,000               279,000               530,000
                                                           ----------            ----------            ----------

Balance, end of year                                       $2,500,000            $2,400,000            $2,300,000
                                                           ==========            ==========            ==========


   Management believes the allowance for loan losses as of December 31, 1998 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (the "FDIC") and the California Department of Financial Institutions upon subsequent examination of the Bank by such authorities.

   At December 31, 1998 and 1997, the recorded investment in loans for which impairment had been recognized was $463,000 and $496,000, with specific reserves of $121,000 and $252,000 respectively. The average recorded investment in impaired loans during 1998 and 1997 was $370,000 and $1,783,000, respectively. Interest income on impaired loans of $43,000, $45,000, and $190,764 was recognized for cash payments received in 1998, 1997 and 1996, respectively.

   In the ordinary course of business, the Bank grants loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31, 1998 and 1997:


                                                                              1998              1997
Balance, beginning of year                                                   $ 64,000          $ 78,000
Loans granted or renewed                                                                         64,000
Repayments                                                                    (64,000)          (78,000)
                                                                             --------          --------

Balance, end of year                                                         $      -          $ 64,000
                                                                             ========          ========

4. PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following as of December 31, 1998 and 1997:


                                                                           1998                  1997
Furniture, fixtures and equipment                                       $ 2,020,000           $ 1,988,000
Leasehold improvements                                                      555,000               538,000
                                                                        -----------           -----------

                                                                          2,575,000             2,526,000
Accumulated depreciation and amortization                                (1,785,000)           (1,828,000)
                                                                        -----------           -----------

Premises and equipment, net                                             $   790,000           $   698,000
                                                                        ===========           ===========


   Rental expense for premises included in occupancy expenses for 1998, 1997 and 1996 was approximately $385,000, $366,000 and $356,000, respectively.

   The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1998, excluding the effect of future cost-of-living increases provided for in the leases, and net of sublease income:


                                                                                           Minimum Rental
                                                                                             Commitments
1999                                                                                         $  498,000
2000                                                                                            486,000
2001                                                                                            469,000
2002                                                                                            423,000
2003                                                                                             61,000
Thereafter                                                                                   ----------

Total                                                                                        $1,937,000
                                                                                             ==========

   At the end of 1994, the Company elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments for the Century City Office. Payment of the allowance was made to the Company over a 15-month period beginning February 1, 1995. The Company is deferring recognition of the amount and amortizing it evenly over the lease term, which expires in February 2003.

5. INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, net of valuation adjustments, consists of the following:


                                                                1998                 1997                 1996
Current provision:
  Federal                                                    $1,068,000            $652,000           $  997,000
  State                                                         341,000             237,000              109,000
                                                             ----------            --------           ----------

                                                              1,409,000             889,000            1,106,000
                                                             ----------            --------           ----------

Deferred provision (benefit):
  Federal                                                      (190,000)             (3,000)            (389,000)
  State                                                         (22,000)             (1,000)             116,000
                                                             ----------            --------           ----------

                                                               (212,000)             (4,000)            (273,000)
                                                             ----------            --------           ----------

Total                                                        $1,197,000            $885,000           $  833,000
                                                             ==========            ========           ==========

   Income tax assets (liabilities) consisted of the following at December 31, 1998 and 1997:


                                                                                 1998               1997
Income taxes currently receivaable:
  Federal                                                                      $ 34,000           $  5,000
  State                                                                          57,000             (5,000)
                                                                               --------           --------
                                                                                 91,000
                                                                               --------           --------
Deferred income tax asset:
  Federal                                                                       614,000            428,000
  State                                                                         221,000            199,000
                                                                               --------           --------
                                                                                835,000            627,000
                                                                               --------           --------
Total                                                                          $926,000           $627,000
                                                                               ========           ========

   The components of the net deferred income tax asset at December 31 are summarized as follows:

Federal                                                                       1998               1997
Deferred tax liabilities:
  Prepaid expenses                                                         $ (37,000)         $ (53,000)
  State taxes                                                                (75,000)           (67,000)
  Depreciation                                                              (119,000)           (78,000)
  Other                                                                                        (194,000)
                                                                           ---------          ---------

Gross liabilities                                                           (231,000)          (392,000)
                                                                           ---------          ---------

Deferred tax assets:
  Loan and real estate loss allowances                                       311,000            291,000
  Deferred compensation                                                      328,000            270,000
  State franchise tax                                                         97,000             64,000
  Contribution charge-off                                                     77,000            173,000
  Other                                                                       32,000             22,000
                                                                           ---------          ---------

Gross assets                                                                 845,000            820,000
                                                                           ---------          ---------

Net deferred tax asset - federal                                             614,000            428,000
                                                                           ---------          ---------
State

Deferred tax liabilities:
  Prepaid expenses                                                            (12,000)            (17,000)
  Depreciation                                                                (35,000)            (22,000)
  Other                                                                                           (62,000)
                                                                             --------           ---------

Gross liabilities                                                             (47,000)           (101,000)
                                                                             --------           ---------

Deferred tax assets:
  Loan and real estate loss allowances                                        153,000             155,000
  Deferred compensation                                                       105,000              86,000
  Real estate contribution                                                                         52,000
  Other                                                                        10,000               7,000
                                                                             --------           ---------

Gross assets                                                                  268,000             300,000
                                                                             --------           ---------

Net deferred tax asset - state                                                221,000             199,000
                                                                             --------           ---------

Net deferred tax asset                                                       $835,000           $ 627,000
                                                                             ========           =========

   The provision for income taxes (benefit) for the years ended December 31, 1998, 1997 and 1996 varied from the federal statutory tax rate for the following reasons:

                                    1998                      1997                      1996
                       ---------------------------------------------------------------------------
                             Amount       Rate         Amount      Rate          Amount       Rate
Tax expense (benefit)
  at statutory rate        $1,017,000      35.0 %     $733,000      35.0 %     $1,014,000      35.0 %

State franchise taxes,
  net of federal income
  tax benefit                 211,000      7.3         156,000      7.4           146,000      5.1

Valuation allowance                                                              (200,000)    (6.9)

Other, net                    (31,000)    (1.1)         (4,000)    (0.1)         (127,000)    (4.4)
                           ----------    -----        --------    -----        ----------    -----

Total                      $1,197,000      41.2 %     $885,000      42.3 %     $  833,000      28.8 %
                           ==========    =====        ========    =====        ==========    =====


6. COMMITMENTS AND CONTINGENCIES

   As of December 31, 1998, the Company had the following commitments and contingent liabilities:

             Undisbursed loans                               $27,914,000
             Stand-by letters of credit                      $ 1,621,000

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

   The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $47,000, $42,000 and $28,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   As of December 31, 1998, the Bank had unused lines of credit with other depository institutions of $6,500,000.

   The Bank's principal regulators are the FDIC and the California Department of Financial Institutions; the Company is regulated by the Federal Reserve Bank. At periodic intervals, these agencies examine the Bank and the Company as part of their legally prescribed oversight responsibilities.

   Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $2,202,000 and $830,000 at December 31, 1998 and 1997, respectively.

   In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

   However, in late 1998, Mark Rubin, a director of the Company and its former vice chairman, filed suit against the Company, the Bank, and individual members of the Company's executive committee. Mr. Rubin alleges that his employment with the Company was wrongfully terminated and that the defendants also breached fiduciary duties owed to Mr. Rubin and committed acts of defamation and fraud against him. In his complaint, Mr. Rubin's suit seeks compensatory and punitive damages of approximately $59 million. In January 1999, Mr. Rubin submitted a statutory offer of compromise under Section 998 of the California Code of Civil Procedure offering to settle the lawsuit for $3 million. The Company rejected this settlement proposal.

   The Company believes the claims, as alleged, are without merit and has moved to dismiss Mr. Rubin's complaint. Mr. Rubin has informed the Company that he intends to amend his complaint prior to the court hearing on the Company's motion, but has not yet done so. The Company has vigorously defended against Mr. Rubin's lawsuit and will continue to do so. Because the case is in its very early stages, it is not currently possible to determine what impact, if any, the resolution of this matter will have on the future financial condition and results of operations of the Company.

7. REGULATORY CAPITAL

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1998 and 1997, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

   Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 1998 and 1997 (the Company's ratios and amounts are substantially the same):

                                                                                                           To Be Well
                                                                                                        Capitalized under
                                                                   For Capital                          Prompt Corrective
                                       Actual                    Adequacy Purposes                      Action Provisions
                          ------------------------------------------------------------------------------------------------------
                                Amount        Ratio            Amount         Ratio                   Amount         Ratio
As of December 31, 1998:
 Total capital
 (to risk-weighted
     assets)                  $23,546,000     15.6 %          $12,075,000     >       8.0 %          $15,093,000      >    10.0 %
 Tier I capital
  (to risk-weighted
  assets)                     $21,651,000     14.4 %          $ 6,035,000     >       4.0 %          $ 9,053,000      >     6.0 %

 Tier I capital
  (to average assets)         $21,651,000     11.2 %          $ 7,753,000     >       4.0 %          $ 9,692,000      >     5.0 %

As of December 31, 1997:
 Total capital
  (to risk-weighted
   assets)                    $16,581,000     18.0 %          $ 7,373,000     >       8.0 %          $ 9,216,000     >       10.0 %

 Tier I capital
  (to risk-weighted
  assets)                     $15,413,000     16.7 %          $ 3,686,000     >       4.0 %          $ 5,530,000     >      6.0 %

 Tier I capital
  (to average assets)         $15,413,000    9.5 %            $ 6,256,000     >       4.0 %          $ 8,122,000     >      5.0 %


8. EARNINGS PER SHARE RECONCILIATION

                                                                                     December 31, 1998
                                                        ----------------------------------------------------------------------
                                                                                          Weighted-
                                                                                           Average
                                                                  Income                   Shares                Per Share
                                                                (Numerator)             (Denominator)              Amount

Basic EPS
  Income available to common shareholders                         $1,709,000                 2,595,000               $ 0.66

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                                     169,000                (0.04)
                                                                  ----------                ----------               ------

Diluted EPS
  Income available to common shareholders                         $1,709,000                 2,764,000               $ 0.62
                                                                  ----------                ----------               ------
                                                                                     December 31, 1997
                                                        ----------------------------------------------------------------------
Basic EPS
  Income available to common shareholders                         $1,208,000                 2,429,000               $ 0.50

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                                     194,000                (0.04)
                                                                  ----------                ----------               ------

Diluted EPS
  Income available to common shareholders                         $1,208,000                 2,623,000               $ 0.46
                                                                  ----------                ----------               ------
                                                                                     December 31, 1996
                                                        ----------------------------------------------------------------------
Basic EPS
  Income available to common shareholders                         $2,036,000                 2,401,000               $ 0.85

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                                     205,000                (0.07)
                                                                  ----------                ----------               ------

Diluted EPS
  Income available to common shareholders                         $2,036,000                 2,606,000               $ 0.78
                                                                  ----------                ----------               ------


9. STOCK COMPENSATION PLANS

   The Company has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in 2000. Options may be granted at a price not less than the fair market value of the stock at the date of grant, are exercisable, and expire as determined by the Board of Directors.

   During 1994, the Board of Directors authorized cancellation of the outstanding options under the plan of 275,000 shares at an exercise price of $2.75 per share. These options were subsequently reissued at an exercise price of $2.00 per share, vesting over a five-year period and expiring on January 1, 2000. During 1996 and 1995, additional options were granted to officers for an aggregate of 20,000 and 30,000 shares, respectively, at exercise prices ranging from $3.50 - $5.75 per share in 1996 and $2.50 - $3.50 per share in 1995. No options were granted in 1998 or 1997.

   In 1998, under the terms of the Plan, 74,000 stock options were exchanged for 68,000 shares of stock. In 1997, under the terms of the Plan, 60,000 stock options were exchanged for 40,408 shares of stock.

   At December 31, 1998, 1997 and 1996, the Company had options outstanding granted under the plan as follows:

                                   1998                                 1997                                 1996
                      ---------------------------------    ---------------------------------    ---------------------------------
                                          Weighted-                            Weighted-                            Weighted-
                                           Average                              Average                              Average
                                           Exercise                             Exercise                             Exercise
                         Shares             Price               Shares           Price               Shares           Price
Outstanding at
  beginning of year      280,000           $2.29               340,000           $2.24              345,000           $2.09

Granted                                                                                              20,000            4.63
Exercised                (74,000)           2.10               (60,000)           2.00              (10,000)           2.00
Terminated                                                                                          (15,000)           2.00
                         -------                               -------                              -------

Outstanding at
  end of year            206,000            2.36               280,000            2.29              340,000            2.24
                         =======                               =======                              =======

Options exercis-
  able at year end        64,000            2.38                70,000            2.21               64,000            2.09
                         =======                               =======                              =======


   The estimated fair value of options granted during 1996 was $2.45 per share. No compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and basic earnings per share for the year ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                              1998                 1997                 1996

Net income to common shareholders:
  As reported                                              $1,709,000           $1,208,000           $2,036,000
  Pro forma                                                $1,672,000           $1,171,000           $1,999,000

Basic earnings per share:
  As reported                                              $     0.66           $     0.50           $     0.85
  Pro forma                                                $     0.64           $     0.49           $     0.83


   The fair values of options granted under the Company's stock option plan during 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 53%, risk free interest rate of 6.3%, and expected lives of five years.

10.  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     During 1998, the company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP"). Eligible full-time and part-time employees employed with the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

     On September 30, 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment from the Company's contributions to the ESOP. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus .5%, with interest of 8.25% at December 31, 1998. The outstanding principal balance of the ESOP loan at December 31, 1998 was $1,463,000.

     Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 3,750 shares at December 31, 1998.

     Periodic operating expense associated with the ESOP is recognized based upon both the number of shares pro-rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the year ended December 31, 1998 was $68,000. At December 31, 1998, unearned compensation related to the ESOP approximated $1,386,000 and is shown as a reduction of shareholders' equity in the accompanying balance sheet. Based upon the market price of the Company's stock at December 31, 1998, the unearned shares of the ESOP have a cumulative fair value of $1,097,000.

11. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                            December 31,                         December 31,
                                                               1998                                 1997
                                                ---------------------------------    ---------------------------------
                                                      Carrying        Estimated            Carrying        Estimated
                                                       Amount        Fair Value             Amount        Fair Value
                                                           (In thousands)                       (In thousands)
Assets:
  Cash and due from banks                                $ 9,277          $ 9,277             $ 9,847          $ 9,847
  Federal funds sold                                      31,900           31,900              38,390           38,390
  Interest-bearing deposits in
    financial institutions                                10,143           10,143               6,626            6,626
  Investment securities available for sale                47,860           47,860              26,431           26,431
  Loans                                                   91,180           96,364              77,778           79,597
  Government guaranteed loans                                521              521                 942              970
  Accrued interest receivable                                660              660                 787              787

Liabilities:
  Deposits:
    Noninterest-bearing                                   61,964           61,964              35,820           35,820
    Interest-bearing:
      Time deposits                                       49,991           50,114              30,206           30,217
      Money market and other deposits                     58,468           58,468              79,070           79,070
   Accrued interest payable                                  220              220                 131              131


   Fair market values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 1998 and 1997.

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

   No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $463,000 in 1998 and $496,000 in 1997 were not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. INTEREST EXPENSE

   A summary of interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                       1998                  1997                  1996
Money market savings/NOW account deposits           $1,544,000            $2,228,000            $2,105,000
Time deposits under $100,000                         1,026,000               322,000               222,000
Time deposits of $100,000 or more                      830,000               705,000               616,000
Savings deposits                                        37,000                30,000                27,000
                                                    ----------            ----------            ----------
                                                    $3,437,000            $3,285,000            $2,970,000
                                                    ==========            ==========            ==========

   The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1998 and 1997 was approximately $22,246,000 and $16,672,000, respectively. The aggregate amount of deposits from escrow related accounts was approximately $30,294,000 and $14,522,000 as of December 31, 1998 and 1997.

13. OTHER OPERATING EXPENSES

   Included in other operating expenses for the years ended December 31, 1998, 1997 and 1996 are the following items:

                                                       1998                  1997                  1996
Professional services                               $  330,000            $  865,000            $  467,000
Data processing fees                                   365,000               254,000               242,000
Equipment expense                                      254,000               196,000                87,000
General insurance                                      120,000               108,000               108,000
Directors' fees                                         72,000                46,000                59,000
FDIC assessment                                         17,000                16,000                 2,000
Other                                                1,409,000               862,000               946,000
                                                    ----------            ----------            ----------
Total                                               $2,567,000            $2,347,000            $1,911,000
                                                    ==========            ==========            ==========

14. TRANSCORP RELATIONSHIP

   The Bank had a long-term relationship with Transcorp Pension Services, Inc. ("Transcorp"), an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans pursuant to which the Bank provided custodial and other services to IRA and pension plans for which Transcorp served as administrator. The Bank's deposit and service relationships with Transcorp were governed by an agreement that required, among other things, not less than a 30-day prior notice of intent by either party to terminate the relationships and withdrawal of the deposited amount over a two-year period. In 1997, Transcorp merged with an affiliated company that already possessed custodial powers, and in anticipation of that merger, Transcorp gave notice of its intent to terminate the deposit and service relationships with the Bank.

   In order to ensure that the terms of its agreement with Transcorp were honored, as well as to provide for a complete and orderly transfer of custodial responsibilities to the new custodian, the Bank sought certain assurances from Transcorp. When these were not forthcoming, the Bank filed suit seeking judicial determination of disagreements regarding various aspects of the Transcorp relationship and the Bank's custodial obligations. That suit was ultimately settled in the first quarter of 1998, with the settlement terms satisfying the Bank's requirement for the complete and orderly transfer of custodial responsibility, and providing for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. The terms of the settlement are nonmonetary, except that the Bank has agreed to pay Transcorp $50,000 upon the successful re-registration of all custodial assets, and Transcorp has agreed to pay the Bank $50,000 if it fails to re-register the custodial assets within the established time frame.

   Deposits of custodial clients of the plans Transcorp administers represent approximately 13% and 39% of the Bank's total deposits as of December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, the Bank paid interest of $782,000, $1,780,000 and $1,746,000, respectively, on deposits of Transcorp custodial clients, and paid $553,000, $987,000 and $1,089,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

   Because the Bank has invested the Transcorp-related deposits in highly liquid assets, the Bank anticipates no difficulty in accommodating the deposit withdrawals over the remaining transfer period called for in the settlement. Over time, the Bank intends to replace the Transcorp-related deposits with deposits obtained from other sources.

15. RELATED-PARTY TRANSACTIONS

   The Bank has an agreement with a director whereby the Bank receives management and consulting services for properties. Total payments in 1998, 1997, and 1996 to the director under the agreement were $0, $4,000, and $6,000, respectively. In the opinion of the Bank, the terms of the agreement are no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

   As of December 31, 1998 and 1997, deposits from directors, officers and their affiliates amounted to $318,000 and $4,654,000, respectively.

16. FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

   As of December 31, 1998 and 1997, the Company's investment in the Bank was recorded on the equity method at $21,619,000 and $15,312,000, respectively. The Company's cash balance held in the Bank was $36,000 and $1,000 as of December 31, 1998 and 1997, respectively. The only other significant asset or liability recorded on the Company's balance sheet in 1998 is a tax benefit of $199,000 pertaining to the exercise of stock options. There was no significant asset or liability in 1997 and 1996. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. The Bank paid dividends of $100,000 to the Company in 1998 and $230,000 in 1997. No dividends were paid by the Bank to the Company in 1996.

   Federal law restricts the Bank from extending credit to the Company; any such extensions of credit are subject to strict collateral requirements.

17. SUBSEQUENT EVENT - TRUST ADMINISTRATION SERVICES CORP. ACQUISITION

   In January 1999, First Regional Bank established Trust Administration Services Corp. ("TASC"), a new, wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans. In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $900,000. As a result of this acquisition, TASC became the administrator for approximately $250 million in retirement assets, including approximately $25 million in cash deposits that were transferred to First Regional Bank in 1999. Management believes that TASC will become a significant source of deposits and fee income in the future, but at this point it is impossible to determine what impact, if any, the formation of TASC will have on the Bank's future results.

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

11    Statement regarding computation of per share earnings (see Note 1 of the
Notes to Consolidated Financial Statements at page 58 of this report on Form 10-
K)

21    Subsidiary of Registrant

27    Financial Data Schedule