Form 10-Q
period 1999-03-31
FIRST REGIONAL BANCORP
filed 1999-05-11
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended             March 31, 1999
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value            3,051,587
      --------------------------    ------------------------------
             Class                  Outstanding on May 10, 1999

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

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................ 11

Part II - Other Information

     Item 1.   Legal Proceedings............................ 18

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................. 18

     Item 6.   Exhibits and Reports on Form 8-K............. 18

Signatures.................................................. 19

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (In Thousands)
                                  (unaudited)


                                                                                         March 31,            December 31,
                                                                                           1999                  1998
                                                                                       ------------           ------------
ASSETS
------

Cash and due from banks                                                                 $ 12,046                $  9,277
Federal Funds Sold                                                                        36,320                  31,900
                                                                                        --------                --------

Cash and Cash equivalents                                                                 48,366                  41,177

Investment securities                                                                     63,564                  47,860
Interest-bearing deposits in financial
 institutions                                                                             11,918                  10,143

Government guaranteed loans                                                                  517                     521
Loans, net of allowance for losses of
 $2,291,000 in 1999 and $2,500,000 in 1998                                                99,264                  91,180

Premises and equipment, net of accumulated
 depreciation                                                                                971                     790
Other real estate owned                                                                       84                       0
Accrued interest receivable and other assets                                               3,052                   2,213
                                                                                        --------                --------
 Total Assets                                                                           $227,736                $193,884
                                                                                        ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits:
  Noninterest bearing                                                                   $ 74,539                $ 61,964
  Interest bearing:
    Savings deposits                                                                       7,950                   7,314
    Money market deposits                                                                 72,907                  49,991
    Time deposits                                                                         47,026                  51,154
                                                                                        --------                --------

 Total deposits                                                                          202,422                 170,423

Securities sold under agreement to repurchase                                                450                       0
Note payable                                                                               1,425                   1,463
Accrued interest payable and other liabilities                                             2,200                   1,528
                                                                                        --------                --------

 Total Liabilities                                                                       206,497                 173,414

                                                                                        March 31,      December 31,
                                                                                          1999            1998
                                                                                      -----------      -----------
Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 3,052,000 and 2,983,000 shares
 outstanding in 1999 and 1998, respectively                                               16,361         16,034
Less: Unearned ESOP shares; 143,000 and 146,000
  outstanding in 1999 and 1998, respectively                                              (1,350)        (1,386)
                                                                                      -----------      -----------
     Total common stock, no par value;

     outstanding 2,909,000 (1999) and
     2,837,000 (1998) shares                                                              15,011         14,648

Retained earnings                                                                          6,230          5,821
Accumulated other comprehensive income                                                        (2)             1
                                                                                      -----------      -----------

 Total Shareholders' Equity                                                               21,239         20,470
                                                                                      -----------      -----------

 Total Liabilities and Shareholders' Equity                                             $227,736       $193,884
                                                                                      ===========      ===========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                 ----------------------
                                                                                                   1999          1998
                                                                                                 --------       -------
REVENUE FROM EARNING ASSETS:
Interest on loans                                                                                $2,312         $1,675
Interest on deposits in financial institutions                                                      154            101
Interest on investment securities                                                                   687            581
Interest on federal funds sold                                                                      410            481
                                                                                                 ------         ------
  Total interest income                                                                           3,563          2,838

COST OF FUNDS:

Interest on deposits                                                                              1,126            817
Interest on other borrowings                                                                          1              3
                                                                                                 ------         ------

  Total interest expense                                                                          1,127            820
                                                                                                 ------         ------

Net interest income                                                                               2,436          2,018

PROVISION FOR LOAN LOSSES                                                                          (220)            12
                                                                                                 ------         ------
Net interest income after provision
  for loan losses                                                                                 2,656          2,006

OTHER OPERATING INCOME                                                                              366            170
                                                                                                 ------         ------

OPERATING EXPENSES:
Salaries and related benefits                                                                     1,205            794
Occupancy expense                                                                                   156            115
Equipment expense                                                                                    85             56
Promotion expense                                                                                    27             35
Professional service expense                                                                        295            161
Customer service expense                                                                            209            262
Supply/communication expense                                                                         89             45
Other expenses                                                                                      266             94
                                                                                                 ------         ------

 Total operating expenses                                                                         2,332          1,562
                                                                                                 ------         ------

 Income before provision for income taxes                                                           690            614

 PROVISION FOR INCOME TAXES                                                                         281            254
                                                                                                 ------         ------

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                  -------------------
                                                                                                    1999        1998
                                                                                                  -------     -------
NET INCOME                                                                                        $  409      $  360
                                                                                                  =======     =======

EARNINGS PER SHARE (Note 2)
 Basic                                                                                            $ 0.14      $ 0.15
 Diluted                                                                                          $ 0.14      $ 0.14

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                               -----------------------
                                                                                                  1999         1998
                                                                                               ---------     ---------
OPERATING ACTIVITIES

         Net Income                                                                               $  409     $    360

                  Adjustments to reconcile net income to net cash provided by operating activities:

                           Provision for loan losses                                                (220)          12
                           Provision for depreciation and
                            amortization                                                              97           31
                           Amortization of investment security
                            and guaranteed loan premiums                                               0           16
                           Accretion of investment security
                            discounts                                                               (136)         (79)
                           Decrease (increase) in interest
                            receivable                                                               (20)          58
                           Increase in interest payable                                               27           28
                           Increase in taxes payable                                                  83          229
                           Net increase (decrease) in other
                            liabilities                                                              562         (257)
                                                                                                --------      --------

                           Net cash provided by
                            operating activities                                                $    802     $    398


INVESTING ACTIVITIES

         Increase in investments in time deposits
           with other financial institutions                                                    $ (1,775)    $ (2,270)
         Decrease (increase) in investment securities                                            (15,571)      11,173
         Decrease in guaranteed loans                                                                  4          442
         Net decrease (increase) in other loans                                                   (7,864)       6,595
         Increase in premises and equipment                                                         (278)         (26)
         Increase in other real estate owned                                                         (84)           0
         Net increase in other assets                                                               (819)         (47)
                                                                                                ---------    ---------

                  Net cash (used in) provided by
                  investing activities                                                          $(26,387)    $ 15,867

                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                  1999              1998
                                                                  ----              ----
FINANCING ACTIVITIES

         Net increase (decrease) in noninterest bearing
          deposits, money market deposits, and
          other deposits                                       $ 36,127           $ (4,632)
         Net increase (decrease) in time deposits                (4,128)             9,656
         Decrease in note payable                                   (38)                 0
         Increase in securities sold under agreement
          to repurchase                                             450                  0
         Increase (decrease) in shareholders' equity                363                (72)
                                                               --------           ---------

                  Net cash provided by
                  financing activities                         $ 32,774           $  4,952


Increase in cash and cash equivalents                          $  7,189           $ 21,217

Cash and cash equivalents, beginning of
period                                                           41,177             48,237
                                                               --------           --------

Cash and cash equivalents, end of period                       $ 48,366           $ 69,454
                                                               ========           ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1999
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1998 financial statements have been reclassified to be comparable with the classifications used in the 1999 financial statements. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations for the three month periods ended March 31, 1999 and 1998.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1998 annual report.

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

                                         Three Months Ended March 31, 1999
                                     -----------------------------------------
                                                      Weighted
                                                       Average
                                       Income          Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------    ---------
          Basic EPS
          ---------
           Income available to
           common shareholders       $  409,000       2,863,558          $0.14

          Effect of Dilutive
          Securities
          ----------
           Incremental shares from
           assumed exercise of
           outstanding options                          131,467          (0.00)
                                     -----------    -------------    ---------

         Diluted EPS
         -----------
          Income available to
          common shareholders         $  409,000         2,995,025        $0.14
                                      ==========         =========        =====

                                           Three Months Ended March 31, 1998
                                      --------------------------------------------
                                                         Weighted
                                                          Average
                                        Income            Shares         Per Share
                                      (Numerator)      (Denominator)       Amount
                                      -----------      -------------     ---------
         Basic EPS
         ---------
          Income available to
          common shareholders         $  360,000         2,440,131          $0.15

         Effect of Dilutive
         Securities
         ----------
          Incremental shares from
          assumed exercise of
          outstanding options                              188,364          (0.01)
                                      -----------       ------------     ---------

         Diluted EPS
         -----------
          Income available to
          common shareholders         $  360,000         2,628,495          $0.14
                                      ===========       ============     =========

NOTE 3 - As of March 31, 1999 the Bank had a total of $1,621,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three month periods ended March 31, 1999 and 1998, the Company's comprehensive income was as follows:

                                                  Three Months Ended
                                           ---------------------------------
                                             March 31,             March 31,
                                               1999                  1998
                                           ----------------------------------
                                                     (in thousands)
             Net Income                       $  409                  $  360
             Other comprehensive income           (2)                      1
                                              -------                 ------

             Total comprehensive income       $  407                  $  361
                                              =======                 ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

SUMMARY
-------

     First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

     As of March 31, 1999 total assets were $227,736,000 compared to $193,884,000 at December 31, 1998, an increase of $33,852,000 or 17.5%. Since a modest decline in asset levels is customary in the first quarter of each year, the growth achieved in the first three months of 1999 is a positive event. Moreover, the March 31, 1999 asset level represents a considerable improvement over the $167,749,000 that existed on the same date in 1998. The 1999 asset growth reflects a corresponding increase in total deposits of $31,999,000 or 18.8%, from $170,423,000 at the end of 1998 to $202,422,000 at March 31, 1999.
While the deposit growth was centered in money market deposits, there was also significant growth in noninterest bearing deposits, while savings deposits increased slightly and time deposits experienced some decline. The increase in money market accounts was due to the deposits of Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans. There were several changes in the composition of the Bank's assets during the first quarter. The Bank's core loan portfolio actually grew by $8,080,000 during the three month period bringing the Bank's total loans to $99,781,000 at March 31, 1999 from the December 31, 1998 total of $91,701,000. The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities grew by approximately $15.7 million and time deposits with other financial institutions rose by $1.7 million. Funds sold rose slightly by $4.4 million in order to accommodate the changes that took place in the rest of the balance sheet.

     The Company earned a profit of $409,000 in the first quarter of 1999, compared to earnings of $360,000 in the three months ended March 31, 1998.

NET INTEREST INCOME
-------------------

     Total interest income rose by $725,000 (25.5%) for the three months ended March 31, 1999 compared to the same period in 1998 as total earning assets were significantly higher (37%) in 1999 than in 1998. For the three months ended March 31, 1999 interest expense increased by $307,000 (37%), to $1,127,000 from the 1998 level of $820,000 as total deposits were over 35% higher than in the same period in 1998. The net result was an increase in net interest income of $418,000 (21%), from $2,018,000 in the first quarter of 1998 to $2,436,000 for the first three months of 1999.

OPERATING INCOME
----------------

     Other operating income rose to $366,000 in the first quarter of 1999 from $170,000 in the three months ended March 31, 1998. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $105,000 for the three months ended March 31, 1999 in contrast with $52,000 in the corresponding period of 1998. The increase in this category of income was also in part due to increase in gains on sales of land, which increased from $12,000 in 1998's first quarter to $60,000 in the first quarter of 1999. Offsetting these income increases in part was the decrease in gains realized on the sale of loans, which fell from $9,000 in the first quarter of 1998 to $0 in the same period of 1999. No gains or losses on securities sales were realized in the first quarter of 1999 or 1998.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES
--------------------------------------------

     The loan portfolio consisted of the following at March 31, 1999 and December 31, 1998:

                                                                            March 31,  December 31,
                                                                              1999        1998
                                                                           ------------------------
                                                                            (Dollars in Thousands)
Commercial loans...................................................          $ 27,385  $ 24,811
Real estate construction loans.....................................            13,786    15,702
Real estate loans..................................................            49,060    46,251
Bankers acceptances................................................            11,147     6,681
Other loans........................................................               674       797
                                                                             --------  --------

     Total loans...................................................          $102,052  $ 94,242

Less  - Allowances for loan losses.................................             2,291     2,500
      - Deferred loan fees.........................................               497       562
                                                                            ---------  --------

     Net loans.....................................................          $ 99,264  $ 91,180
                                                                             ========  ========

Government guaranteed loans held for sale                                    $    517  $    521
                                                                             ========  ========

     The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net chargeoffs. While the recent economic recession in California appears to be giving way to full recovery, its impact on the payment performance of the Bank's borrowers has not been a significant factor in recent years. Management believes the allowance for possible loan losses is adequate in relation to both existing and potential risks in the loan portfolio.

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

         The allowance for possible losses was $2,291,000 and $2,500,000 (or 2.24% and 2.65% of gross outstanding loans) at March 31, 1999 and December 31, 1998 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $(220,000) for the three month period ended March 31, 1999, compared to $12,000 in the first quarter of 1998. For the three months ended March 31, and 1998, the Company generated net loan recoveries of $11,000 and $12,000.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended March 31, 1999, the Company identified loans having an aggregate average balance of $276,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 1999 totaled $101,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of March 31, 1999.

OTHER OPERATING EXPENSES
------------------------

         Overall operating expenses increased in the first quarter of 1999 compared to the same period of 1998, although some categories of expense actually decreased from the levels of previous periods. Operating expenses rose to a total of $2,332,000 for the first quarter of 1999 from $1,562,000 for the three months ended March 31, 1998.

         Salary and related benefits increased by $411,000, rising from a total of $794,000 for the first quarter of 1998 to $1,205,000 for the same period in 1999. The increase principally reflects increases in staffing which took place in the first quarter of 1999 due to both the addition of the TASC operation as well as staffing in the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $156,000 for the three months ended March 31, 1999 from $115,000 in the first quarter of 1998, the increase reflects the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation; since these operations did not exist in the first quarter of 1998 there were no corresponding expense items. Total other operating expenses rose in 1999 compared to the prior year, increasing from $653,000 for the first quarter of 1998 to $971,000 for the first three months of

1999. Other professional services expense increased in 1999 primarily in the area of legal expenses which increased by $83,000 from the first quarter of 1998.

         The combined effects of the above-described factors resulted in income before taxes of $690,000 for the three months ended March 31, 1999 compared to $614,000 for the first quarter of 1998. In the first quarter, the Company's provision for taxes rose from $254,000 in 1998 to $281,000 in 1999. This brought Net Income for the first quarter of 1999 to $409,000 compared to $360,000 for the same period in 1998.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

         The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest-bearing deposits in financial institutions, investment securities, and federal funds sold) stood at 61.2% of total deposits at March 31, 1999. This level represents an increase from the 58.2% liquidity level which existed on December 31, 1998. In addition, at March 31, 1999 some $11.7 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant sources of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 50.4% and 55.3% as of March 31, 1999 and December 31, 1998, respectively.

         Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 1999, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                     One month      Six months     One year                   Non-interest
                             Floating   Less than   but less than  but less than  but less than   Five years   earning
Category                     Rate       one month    six months      one year      five years      or more    or bearing     Total
========                     ========   =========   =============  =============  =============   ==========  ============  =======
Fed funds sold                36,320          0               0           0               0             0             0      36,320
Time deposits with other
banks                              0      2,180           9,738           0               0             0             0      11,918
Investment securities              0     19,983          43,581           0               0             0             0      63,564
                             --------   ---------   -------------  -------------  -------------   ----------  -----------   -------
  Subtotal                    36,320     22,163          53,319           0               0             0             0     111,802

Loans                         87,597        566          11,182         383              53             0             0      99,781
                            ---------    --------   -------------  -------------  -------------   ----------  -----------   -------
  Total earning assets       123,917     22,729          64,501         383              53             0             0     211,583

Cash and due from banks            0          0               0           0               0             0        12,046      12,046
Premises and equipment             0          0               0           0               0             0           971         971
Other real estate owned            0          0               0           0               0             0            84          84

Other assets                          0           0           0           0           0            0       3,052       3,052
                                -------      ------      ------      ------      ------       ------     -------      -------
  Total non-earning assets            0           0           0           0           0            0      16,153      16,153
                                -------      ------      ------      ------      ------       ------     -------      -------

  Total assets                  123,917      22,729      64,501         383          53            0      16,153      227,736


Funds purchased                     450           0           0           0           0            0           0          450
Repurchase agreements                 0           0           0           0           0            0           0            0
                                -------      ------      ------      ------      ------       ------     -------      -------
  Subtotal                          450           0           0           0           0            0           0          450

Savings deposits                  7,950           0           0           0           0            0           0        7,950
Money market deposits            72,907           0           0           0           0            0           0       72,907
Time deposits                         0      22,823      22,735       1,212         256            0           0       47,026
                                -------      ------      ------      ------      ------       ------     -------      -------
  Total bearing
    liabilities                  81,307      22,823      22,735       1,212         256            0           0      128,333

Demand deposits                       0           0           0           0           0            0      74,539       74,539
Other liabilities                     0           0           0           0           0            0       3,625        3,625
Equity capital                        0           0           0           0           0            0      21,239       21,239
                                -------      ------      ------      ------      ------       ------     -------      -------
  Total non-bearing
  liabilities                         0           0           0           0           0            0      99,403       99,403
                                -------      ------      ------      ------      ------       ------     -------      -------
  Total liabilities              81,307      22,823      22,735       1,212         256            0      99,403      227,736

    GAP                          42,610         (94)     41,766        (829)       (203)           0     (83,250)           0

    Cumulative GAP               42,610      42,516      84,282      83,453      83,250       83,250           0            0

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

     Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 7% and 13% of the Bank's total deposits as of March 31, 1999 and December 31, 1998, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

     The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Agency securities and commercial papers. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 1999. As of March 31, 1999 the Company's investment portfolio contained gross unrealized losses of $3,000 and no unrealized gains. By comparison, at March 31, 1998 the Company's investment portfolio contained gross unrealized gains of $2,000 and no unrealized losses. The Company adopted SFAS No. 115 in 1994, with the result that the unrealized net loss (adjusted for taxes) of $2,000 at March 31, 1999 gave rise to a $2,000 decrease in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

         The Company continues to enjoy a strong capital position. Total capital was $21,239,000 and $20,470,000 as of March 31, 1999 and December 31, 1998,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                         3-31-99                   12-31-98
                                         -------                   --------
Leverage Ratio (Tier I Capital
to Assets):
         Regulatory requirement           4.00%                      4.00%
         First Regional Bancorp           9.71%                     11.17%

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

         In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                          3-31-99                  12-31-98
                                          -------                  --------
Tier I Capital to Assets:
         Regulatory requirement            4.00%                     4.00%
         First Regional Bancorp           12.97%                    14.35%

                                          3-31-99                  12-31-98
                                          -------                  --------
Tier I + Tier II Capital to Assets:
         Regulatory requirement            8.00%                     8.00%
         First Regional Bancorp           14.22%                    15.60%

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

         In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company has assessed the ability of each system to properly perform, and implemented corrective measures when deficiencies were found. Relatively few required corrections were identified, and most of these situations would have been corrected in the normal course of business as part of the routine ongoing maintenance and updating of the Company's systems. At this point, the Company has achieved full year 2000 capability, and the cost was not material.

         As a lending institution, the Bank is also exposed to potential risk if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposit balances. The Bank is in the process of performing an assessment of the year 2000 readiness with both borrowers (as part of the loan granting or renewal process) and depositors. At this time, it is impossible to determine what impact, if any, the year 2000 will have on either the loan payment performance of the Bank's borrowers or the balances of key depositors. Thus far, however, none of the Bank's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

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

No items were submitted to a vote of the Company's shareholders during the first quarter of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the first quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST REGIONAL BANCORP


Date: May 10, 1999                /s/ Jack A. Sweeney
                                  ------------------------------------------
                                      Jack A. Sweeney, Chairman of the Board
                                      and Chief Executive Officer


Date: May 10, 1999                /s/ Thomas McCullough
                                  ------------------------------------------
                                      Thomas McCullough, Chief Financial Officer