Form 10-Q
period 1999-06-30
FIRST REGIONAL BANCORP
filed 1999-08-10
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended                  June 30, 1999
              -----------------------------------------------------------------

Commission File Number         0-10232
                       --------------------------------------------------------

                               FIRST REGIONAL BANCORP
-------------------------------------------------------------------------------
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

(310) 552-1776
-------------------------------------------------------------------------------
Registrant's telephone number, including area code

Not applicable
-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value            3,018,608
      --------------------------  ------------------------------
             Class                Outstanding on August 3, 1999

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

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................ 12

Part II - Other Information

     Item 1.   Legal Proceedings............................ 20

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................. 21

     Item 6.   Exhibits and Reports on Form 8-K............. 22

Signatures.................................................. 23

                        PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                  June 30,   December 31,
                                                    1999        1998
                                                  --------   ------------
   ASSETS
   ------

Cash and due from banks                           $ 15,448       $  9,277
Federal funds sold                                  23,420         31,900
                                                  --------       --------

 Cash and cash equivalents                        $ 38,868       $ 41,177

Investment securities                               84,457         47,860
Interest-bearing deposits in financial
 institutions                                        5,091         10,143

Government guaranteed loans                            357            521
Loans, net of allowance for losses of
 $2,326,000 in 1999 and $2,500,000 in 1998         100,170         91,180

Premises and equipment, net of accumulated
 depreciation                                          959            790
Accrued interest receivable and other assets         3,088          2,213
                                                  --------       --------
 Total Assets                                     $232,990       $193,884
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits:
  Noninterest bearing                             $ 68,013       $ 61,964
  Interest Bearing:
    Savings deposits                                10,449          7,314
    Money market deposits                           82,053         49,991
    Time deposits                                   47,676         51,154
                                                  --------       --------

 Total deposits                                    208,191        170,423

Securities sold under agreement to repurchase          190              0
Note payable                                         1,387          1,463
Accrued interest payable and other liabilities       2,124          1,528
                                                  --------       --------

 Total Liabilities                                 211,892        173,414

                                                     June 30,      December 31,
                                                       1999           1998
                                                     --------      ------------
Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 3,004,000 and 2,983,000 shares
 outstanding in 1999 and 1998, respectively            16,224          16,034
Less: Unearned ESOP shares; 139,000 and 146,000
  outstanding in 1999 and 1998, respectively           (1,315)         (1,386)
     Total common stock, no par value;               --------        --------
     Outstanding 2,865,000 (1999) and
     2,837,000 (1998) shares                           14,909          14,648

Retained earnings                                       6,201           5,821
Accumulated other comprehensive income                    (12)              1
                                                     --------        --------

  Total Shareholders' Equity                           21,098          20,470
                                                     --------        --------

  Total Liabilities and Shareholders' Equity         $232,990        $193,884
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
                                  (Unaudited)

                                     Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     ------------------       ----------------
                                      1999        1998         1999       1998
                                      ----        ----         ----       ----
REVENUE FROM EARNING ASSETS:

Interest on loans                    $2,395      $1,930       $4,707     $3,605
Interest on deposits in financial
 Institutions                           110         137          264        238
Interest on investment securities       889         407        1,576        988
Interest on federal funds sold          275         661          685      1,142
                                     ------      ------       ------     ------

 Total interest income                3,669       3,135        7,232      5,973

COST OF FUNDS:

Interest on deposits                  1,075         874        2,201      1,691
Interest on other borrowings              7          (1)           8          2
                                     ------      ------       ------    -------

 Total interest expense               1,082         873        2,209      1,693
                                     ------      ------       ------    -------

Net interest income                   2,587       2,262        5,023      4,280

PROVISION FOR LOAN LOSSES                25          12         (195)        24
                                     ------      ------       ------    -------

Net interest income after
 provision for loan losses            2,562       2,250        5,218      4,256


OTHER OPERATING INCOME                  427         217          793        387
                                     ------      ------       ------     ------

OPERATING EXPENSES:
Salaries and related benefits         1,290         861        2,495      1,655
Occupancy expense                       170         130          326        245
Equipment expense                        88          59          173        115
Promotion expense                        68          45           95         80
Professional service expense            236         174          531        335
Customer service expense                182         233          391        495
Supply/communication expense            112          70          201        115
Other expenses                          273         162          539        256
                                     ------      ------       ------    -------

 Total operating expenses             2,419       1,734        4,751      3,296
                                     ------      ------       ------     ------

Income before provision
  for income taxes                      570         733        1,260      1,347

PROVISION FOR INCOME TAXES              237         311          518        565
                                     ------      ------       ------    -------

                                     Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     ------------------       ----------------
                                      1999        1998         1999       1998
                                      ----        ----         ----       ----
NET INCOME                           $  333      $  422       $  742     $  782
                                     ======      ======       ======     ======

EARNINGS PER SHARE (Note 2)
 Basic                               $ 0.11      $ 0.17       $ 0.26     $ 0.32
 Diluted                             $ 0.11      $ 0.16       $ 0.25     $ 0.30

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                           ----------------
                                                                                           1999        1998
                                                                                           ----        ----
OPERATING ACTIVITIES

     Net Income                                                                         $    742     $   782

          Adjustments to reconcile net income to
          net cash provided by operating activities:

               Provision for loan losses                                                    (195)         24
               Provision for depreciation and
                amortization                                                                  82          63
               Amortization of investment security
                and guaranteed loan premiums                                                  39           0
               Accretion of investment security
                discounts                                                                    (93)        (25)
               Increase in interest receivable                                              (232)         (3)
               Increase in interest payable                                                   33          27
               Increase (decrease) in taxes payable                                           60         (13)
               Net increase in other liabilities                                             503         138
                                                                                        --------     -------

               Net cash provided by
                operating activities                                                    $    939     $   993


INVESTING ACTIVITIES

     Decrease (increase) in investments in time
      deposits with other financial institutions                                        $  5,052     $(3,409)
     Increase in investment securities                                                   (36,556)     (8,008)
     Decrease in guaranteed loans                                                            164         448
     Net decrease (increase) in other loans                                               (8,795)     11,747
     Increase in premises and equipment                                                     (251)       (120)
     Net increase in other assets                                                           (643)        (22)
                                                                                        --------     -------

          Net cash (used in) provided by
          investing activities                                                          $(41,029)    $   636

                                                                           Six Months Ended
                                                                                June 30,
                                                                           ----------------
                                                                           1999         1998
                                                                           ----         ----
FINANCING ACTIVITIES

         Net increase in noninterest bearing deposits
          money market deposits, and other deposits                       $41,246     $10,030
         Net increase (decrease) in time deposits                          (3,478)      5,113
         Decrease in note payable                                             (76)          0
         Increase in securities sold under
          agreement to repurchase                                             190           0
         Decrease in shareholders' equity                                    (101)        (36)
                                                                          -------     -------
                  Net cash provided by financing activities               $37,781     $15,107

Increase (decrease) in cash and cash
 equivalents                                                              $(2,309)    $16,736

Cash and cash equivalents, beginning of
period                                                                     41,177      48,237
                                                                          -------     -------

Cash and cash equivalents, end of period                                  $38,868     $64,973
                                                                          =======     =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 1999
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1998 financial statements have been reclassified to be comparable with the classifications used in the 1999 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six month periods ended June 30, 1999 and 1998.

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

                                                        Three Months Ended June 30, 1999
                                             ---------------------------------------------------
                                                                  Weighted
                                                                   Average
                                               Income              Shares               Per Share
                                             (Numerator)        (Denominator)             Amount
                                             -----------        -------------             ------
         Basic EPS
         ---------
          Income available to
          common shareholders                  $333,000           2,899,837               $ 0.11

         Effect of Dilutive
         Securities
         ----------
          Incremental shares from
          assumed exercise of
          outstanding options                                        99,376                (0.00)
                                               --------           ---------               ------

         Diluted EPS
         -----------
          Income available to
          common shareholders                  $333,000           2,999,213               $ 0.11
                                               ========           =========               ======

                                                        Three Months Ended June 30, 1998
                                              ----------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                Income              Shares               Per Share
                                              (Numerator)        (Denominator)            Amount
                                              -----------        -------------            ------
         Basic EPS
         ---------
          Income available to
          common shareholders                  $422,000            2,459,881              $ 0.17

         Effect of Dilutive
         Securities
         ----------
          Incremental shares from
          assumed exercise of
          outstanding options                                        170,520               (0.01)
                                               --------            ---------              ------

         Diluted EPS
         -----------
          Income available to
          common shareholders                  $422,000            2,630,401              $ 0.16
                                               ========            =========              ======

                                                         Six Months Ended June 30, 1999
                                              ----------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                Income              Shares               Per Share
                                              (Numerator)        (Denominator)            Amount
                                              -----------        -------------            ------
         Basic EPS
         ---------
          Income available to
          common shareholders                  $742,000            2,877,784              $ 0.26

         Effect of Dilutive
         Securities
         ----------
          Incremental shares from
          assumed exercise of
          outstanding options                                        115,422               (0.01)
                                               --------            ---------              ------

         Diluted EPS
         -----------
          Income available to
          common shareholders                  $742,000            2,993,206              $ 0.25
                                               ========            =========              ======

                                                        Six Months Ended June 30, 1998
                                              ----------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                Income              Shares               Per Share
                                              (Numerator)        (Denominator)            Amount
                                              -----------        -------------            ------
         Basic EPS
         ---------
          Income available to
          common shareholders                  $782,000            2,449,774              $ 0.32

         Effect of Dilutive
         Securities
         ----------
          Incremental shares from
          assumed exercise of
          outstanding options                                        179,442               (0.02)
                                               --------            ---------              ------

         Diluted EPS
         -----------
          Income available to
          common shareholders                  $782,000            2,629,216              $ 0.30
                                               ========            =========              ======

NOTE 3 - As of June 30, 1999 the Bank had a total of $1,203,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and six month periods ended June 30, 1999 and 1998, the Company's comprehensive income was as follows:

                                                     Three Months Ended
                                             ---------------------------------
                                             June 30, 1999       June 30, 1998
                                             -------------       -------------
                                                      (in thousands)
              Net Income                          $333                $422
              Other comprehensive income           (10)                  0
                                                  ----                ----

              Total comprehensive income          $323                $422

                                                     Six Months Ended
                                             ---------------------------------
                                             June 30, 1999       June 30, 1998
                                             -------------       -------------
                                                      (in thousands)
              Net Income                          $742                $782
              Other comprehensive income           (12)                 (8)
                                                  ----                ----

              Total comprehensive income          $729                $774

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

     As of June 30, 1999 total assets were $232,990,000 compared to $193,884,000 at December 31, 1998, an increase of $39,106,000 or 20%. Moreover, the June 30, 1999 asset level represents a $54,512,000 (30%) increase over the $178,478,000 which existed on the same date in 1998. The 1999 asset growth reflects a corresponding increase in total deposits of $37,768,000 or 22%, from $170,423,000 at the end of 1998 to $208,191,000 at June 30, 1999. While the
deposit growth was centered in money market deposits, there was also significant growth in savings deposits and noninterest bearing deposits, while time deposits experienced some decline. The increase in money market deposits was due to both the deposits of Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans and to a new program to provide deposit services to Bankruptcy Trustees. There were several changes in the composition of the Bank's assets during the first six months of 1999. The Bank's core loan portfolio increased by $8,826,000 during the six month period bringing the Bank's total loans to $100,527,000 at June 30, 1999 from the December 31, 1998 total of $91,701,000.
The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities available for sale rose by approximately $36.6 million while interest-bearing deposits in financial institutions fell by $5.1 million. Federal funds sold fell by $8.5 million in order to accommodate the changes that took place in the rest of the balance sheet.

     The Company earned a profit of $333,000 in the three months ended June 30, 1999, compared to earnings of $422,000 in the second quarter of 1998 an decrease of 21%. The results for the six months ended June 30, 1999 were profits of $742,000 compared to a profit of $782,000 for the corresponding period of 1998.

NET INTEREST INCOME
-------------------

     Total interest income increased by $534,000 (17%) for the second quarter of 1999 compared to the same period in 1998, and increased by $1,259,000 (21%) for the six month period ended June 30, 1999 compared to the prior year as total earning assets were significantly higher (29%) in 1999 than in 1998. For the three months ended June 30, 1999 interest expense increased by $209,000 (24%) to $1,082,000 from the 1998 level of $873,000 as total deposits were significantly higher than in the same period in 1998. For the six months ended June 30, 1999 interest expense increased by $516,000 (30%) to $2,209,000 from the 1998 level of $1,693,000 as total deposits were over 30% higher than in the same period in 1998. The net result was an increase in net interest income of $325,000 (14%), from

$2,262,000 in the second quarter of 1998 to $2,587,000 for the second quarter of 1999 and increase in net interest income of $743,000 (17%), from $4,280,000 for the six months ended June 30, 1998 to $5,023,000 for the first six months of 1999.

OPERATING INCOME
----------------

     Other operating income increased to $427,000 in the second quarter of 1999 from $217,000 in the three months ended June 30, 1998. For the first half of 1999 other operating income also increased significantly from $387,000 for the six months ended June 30, 1998 to $793,000 for the first six months of 1999.
The Bank's new Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue that totaled $169,000 for the second quarter of 1999 and $267,000 for the six months ended June 30, 1999; there was no such revenue in the corresponding periods of 1998. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $116,000 for the second quarter of 1999 and $221,000 for the six months ended June 30, 1999 in contrast with $82,000 for the second quarter of 1998 and $134,000 for the six months ended June 30, 1998. The increase in this category of income was also in part due to increase in gains on sales of land, which increased from $42,000 in 1998's first half to $100,000 in the first half of 1999. Offsetting these income increases in part was reductions in gains realized on the sale of loans, which fell from $13,000 in the first half of 1998 to $0 in the same period of 1999. No gains or losses on securities sales were realized in the first half of 1999 or 1998.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES
--------------------------------------------

     The loan portfolio consisted of the following at June 30, 1999 and December 31, 1998:


                                            June 30,       December 31,
                                              1999             1998
                                            --------       ------------
                                               (Dollars in Thousands)
Commercial loans........................... $ 30,543         $24,811
Real estate construction loans.............   12,159          15,702
Real estate loans..........................   49,915          46,251
Bankers acceptances........................    9,936           6,681
Other loans................................      495             797
                                            --------         -------

     Total loans........................... $103,048         $94,242

Less - Allowances for loan losses..........    2,326           2,500
     - Deferred loan fees..................      552             562
                                            --------         -------

     Net loans............................. $100,170         $91,180
                                            ========         =======

Government guaranteed loans held for sale.. $    357         $   521
                                            ========         =======

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

     The allowance for possible losses was $2,326,000 and $2,500,000 (or 2.26% and 2.65% of gross outstanding loans) at June 30, 1999 and December 31, 1998 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible loan losses were $25,000 and $(195,000) for the three and six month period ended June 30, 1999, compared to $12,000 and $24,000 for the same periods of 1998. For the three and six months ended June 30, 1999, the Company generated net loan recoveries of $10,000 and 21,000; by comparison, in the first half of 1998 the Company experienced net loan recoveries of $22,000.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended June 30, 1999 the Company had identified loans having an aggregate average balance of $360,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at June 30, 1999 totaled $178,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of June 30, 1999.

OTHER OPERATING EXPENSES
------------------------

     Other operating expenses increased in the first six months of 1999 compared to the same period of 1998, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $2,419,000 for the second quarter of 1999 from $1,734,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 other operating expenses totaled $4,751,000, an increase from $3,296,000 for the corresponding period in 1998.

     Salary and related benefits increased by $429,000, rising from a total of $861,000 for the second quarter of 1998 to $1,290,000 for the same period in 1999, and also rose for the six months ended June 30, to $2,495,000 from $1,655,000 in 1998. The increase principally reflects increases in staffing which took place in the first quarter of 1999 due to both the addition of the TASC operation as well as staffing in the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $170,000 for the three months ended June 30, 1999 from $130,000 in the second quarter of 1998, the increases reflects the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation; since the operations did not exist in the first six months of 1998 there were no corresponding expense items. Total other operating expenses rose in 1999 compared to the prior year, increasing from $743,000 for the second quarter of 1998 to $959,000 for the second quarter of 1999 and a corresponding increase from $1,396,000 for the first six months of 1998 to $1,930,000 for the same period of 1999. Other professional services expense increased in 1999 primarily in the area of legal expenses which increased by 55,000 from the six month period in 1998.

     The combined effects of the above-described factors resulted in income before taxes of $570,000 for the three months ended June 30, 1999 compared to $733,000 for the second quarter of 1998. For the six months ended June 30, 1999 income before taxes is $1,260,000 compared to $1,347,000 for the first six months of the prior year. In the second quarter, the Company's provision for taxes decreased from $311,000 in 1998 to $237,000 in 1999. For the six months ended June 30, 1999 the provisions were $518,000 compared to $565,000 in 1998. This brought Net Income for the second quarter of 1999 to $333,000 compared to $422,000 for the same period in 1998. For the six months ended June 30, net income in 1999 was $742,000, while 1998 net income through June 30 was $782,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 61.7% of total deposits at June 30, 1999. This level represents an increase from the 58.2% liquidity level which existed on December 31, 1998. In addition, at June 30, 1999 some $10.2 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 48.3% and 53.8% as of June 30, 1999 and December 31, 1998, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of June 30, 1999, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                  One month       Six months       One year                  Non-interest
                           Floating   Less than  but less than   but less than   but less than  Five years     earning
Category                     Rate     one month   six months        one year       five years    or more     or bearing      Total
========                   ========   =========  =============   =============   =============  ==========   ============    =====
Fed funds sold               23,420           0              0               0               0           0              0    23,420
Time deposits with
  other banks                     0       2,872          2,219               0               0           0              0     5,091
Investment securities             0      10,975         73,482               0               0           0              0    84,457
                            -------     -------         ------          ------          ------      ------        -------   -------
  Subtotal                   23,420      13,847         75,701               0               0           0              0   112,968

Loans                        89,559         169         10,701              58              40           0              0   100,527
                            -------     -------         ------          ------          ------      ------        -------   -------
  Total earning assets      112,979      14,016         86,402              58              40           0              0   213,495

Cash and due from banks           0           0              0               0               0           0         15,448    15,448
Premises and equipment            0           0              0               0               0           0            959       959
Other real estate owned           0           0              0               0               0           0              0         0
Other assets                      0           0              0               0               0           0          3,088     3,088
                            -------     -------         ------          ------          ------      ------        -------   -------
  Total non-earning
    assets                        0           0              0               0               0           0         19,495    19,495
                            -------     -------         ------          ------          ------      ------        -------   -------

  Total assets              112,979      14,016         86,402              58              40           0         19,495   232,990


Funds purchased                 190           0              0               0               0           0              0       190
Repurchase agreements             0           0              0               0               0           0              0         0
                            -------     -------         ------          ------          ------      ------        -------   -------
  Subtotal                      190           0              0               0               0           0              0       190

Savings deposits             10,449           0              0               0               0           0              0    10,449
Money market deposits        82,053           0              0               0               0           0              0    82,053
Time deposits                     0      26,184         20,181           1,054             257           0              0    47,676
                            -------     -------         ------          ------          ------      ------        -------   -------
  Total bearing
    liabilities              92,692      26,184         20,181           1,054             257           0              0   140,368

Demand deposits                   0           0              0               0               0           0         68,013    68,013
Other liabilities                 0           0              0               0               0           0          3,511     3,511
Equity capital                    0           0              0               0               0           0         21,098    21,098
                            -------     -------         ------          ------          ------      ------        -------   -------
  Total non-bearing
    liabilities                   0           0              0               0               0           0         92,622    92,622
                            -------     -------         ------          ------          ------      ------        -------   -------

  Total liabilities          92,692      26,184         20,181           1,054             257           0         92,622   232,990

    GAP                      20,287     (12,168)        66,221            (996)           (217)          0        (73,127)        0

    Cumulative GAP           20,287       8,119         74,340          73,344          73,127      73,127              0       0

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

Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 3% and 13% of the Bank's total deposits as of June 30, 1999 and December 31, 1998, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities and commercial papers. As mentioned above, no gains or losses were recorded on securities sales in the first half of 1999. As of June 30, 1999 the Company's investment portfolio contained gross unrealized losses of $18,000 and no unrealized gains. By comparison, at June 30, 1998 the Company's investment portfolio contained gross unrealized gains of $2,000 and no unrealized losses. The Company adopted SFAS No. 115 in 1994, with the result that the unrealized net loss (adjusted for taxes) of $12,000 at June 30, 1999 gave rise to a $12,000 decrease in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $21,098,000 and $20,470,000 as of June 30, 1999 and December 31, 1998,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    6-30-99        12-31-98
                                    -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement          4.00%           4.00%
     First Regional Bancorp          9.44%          11.17%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                           6-30-99    12-31-98
                                          --------    --------
Tier I Capital to Assets:
   Regulatory requirement                    4.00%       4.00%
   First Regional Bancorp                   12.36%      14.35%

                                           6-30-99    12-31-98
                                          --------    --------
Tier I + Tier II Capital to Assets:
   Regulatory requirement                    8.00%       8.00%
   First Regional Bancorp                   13.61%      15.60%

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

As a lending institution, the Bank is also exposed to potential risk if borrowers and depositors suffer year 2000-related difficulties and are unable to repay their loans or maintain their deposits. The Bank is in the process of performing an assessment of the year 2000 readiness with both borrowers (as part of the loan granting or renewal process) and depositors. At this time, it is impossible to determine what impact, if any, the year 2000 will have on either the loan payment performance of the Bank's borrowers or the balances of key depositors. Thus far, however, none of the Bank's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The company held its annual meeting of shareholders on May 20, 1999. The management slate consisted of five nominees listed below:

          H. Anthony Gartshore
          Gary Horgan
          Thomas E. McCullough
          Lawrence J. Sherman
          Jack A. Sweeney

Mark Rubin nominated an alternate slate consisting of Frank Moothart, Sidney Morse and Mark Rubin. Management, using its proxies, elected four members to the Board of Directors:

          H. Anthony Gartshore
          Gary Horgan
          Lawrence J. Sherman
          Jack A. Sweeney

Mr. Rubin using the proxies he solicited, elected one director:

          Mark Rubin

The election was conducted under the rules of cumulative voting which were invoked by both Mr. Rubin and the management proxy holders. No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: August 3, 1999          /s/ Jack A. Sweeney
                              ------------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: August 3, 1999          /s/ Thomas McCullough
                              ------------------------------------------
                              Thomas McCullough, Chief Financial Officer