Form 10-Q
period 1999-09-30
FIRST REGIONAL BANCORP
filed 1999-11-15
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended                September 30, 1999
              ----------------------------------------------------------------

Commission File Number       0-10232
                       -------------------------------------------------------

                            FIRST REGIONAL BANCORP
------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

California                                               95-3582843
-----------------------------------------------------------------------------
State or other jurisdiction of                        IRS Employer
incorporation or organization                         Identification Number

1801 Century Park East, Los Angeles, California          90067
-----------------------------------------------------------------------------
Address of principal executive offices                  Zip Code

                                (310) 552-1776
----------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                Not applicable
----------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value             2,811,608
      --------------------------    -------------------------------
             Class                  Outstanding on November 3, 1999

                            FIRST REGIONAL BANCORP
                            ----------------------
                                     INDEX
                                     -----


                                                            Page
                                                            ----

Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Financial
               Condition....................................  3

               Consolidated Statements of Income............  4

               Consolidated Statements of Cash Flows........  5

               Notes to Consolidated Financial
               Statements...................................  6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................  9

Part II - Other Information

     Item 1.   Legal Proceedings............................ 17

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

Signatures.................................................. 19

                        PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                     September 30,    December 31,
                                                         1999            1998
                                                     -------------    ------------
     ASSETS
     ------
Cash and due from banks                                   $ 11,077        $  9,277
Federal funds sold                                          37,890          31,900
                                                          --------        --------
 Cash and cash equivalents                                $ 48,967        $ 41,177

Investment securities                                       67,009          47,860
Interest-bearing deposits in financial
 institutions                                                3,813          10,143

Government guaranteed loans                                    736             521
Loans, net of allowance for losses of
 $2,290,000 in 1999 and $2,500,000 in 1998                 101,407          91,180

Premises and equipment, net of accumulated
 depreciation                                                1,084             790
Accrued interest receivable and other assets                 3,286           2,213
                                                          --------        --------
 Total Assets                                             $226,302        $193,884
                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits:
  Noninterest bearing                                     $ 65,463        $ 61,964
  Interest Bearing:
    Savings deposits                                         9,915           7,314
    Money market deposits                                   80,406          49,991
    Time deposits                                           44,793          51,154
                                                          --------        --------

 Total deposits                                            200,577         170,423

Securities sold under agreement to repurchase                  467               0
Note payable                                                 1,350           1,463
Accrued interest payable and other liabilities               2,432           1,528
                                                          --------        --------

 Total Liabilities                                         204,826         173,414

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 3,012,000 and 2,983,000 shares
 outstanding in 1999 and 1998, respectively                 16,193          16,034
Less: Unearned ESOP shares; 135,000 and 146,000
  outstanding in 1999 and 1998, respectively                (1,279)         (1,386)
                                                          --------        --------
     Total common stock, no par value;
     Outstanding 2,877,000 (1999) and
     2,837,000 (1998) shares                                14,914          14,648

Retained earnings                                            6,567           5,821
Accumulated other comprehensive income                          (5)              1
                                                          --------        --------

 Total Shareholders' Equity                                 21,476          20,470
                                                          --------        --------

 Total Liabilities and Shareholders' Equity               $226,302        $193,884
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
                                  (Unaudited)

                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                ------------------    -------------------
                                  1999     1998         1999        1998
                                  ----     ----         ----        ----
REVENUE FROM EARNING ASSETS:

Interest on loans                $2,581   $2,151      $ 7,288      $5,756
Interest on deposits in
 financial Institutions              44                   308
Interest on investment
 securities                         976      814        2,552       2,040
Interest on federal funds
 sold                               297      295          982       1,437
                                 ------   ------       ------      ------

  Total interest income           3,898    3,260       11,130       9,233

COST OF FUNDS:

Interest on deposits              1,114      834        3,315       2,525
Interest on other borrowings          5        1           13           3
                                 ------   ------       ------      ------

 Total interest expense           1,119      835        3,328       2,528
                                 ------   ------      -------      ------

Net interest income               2,779    2,425        7,802       6,705

PROVISION FOR LOAN LOSSES             0      (10)        (195)         14
                                 ------    ------      -------     ------

Net interest income after
 provision for loan losses        2,779     2,435        7,997      6,691


OTHER OPERATING INCOME              451       229        1,244        616
                                 ------    ------       ------     ------

OPERATING EXPENSES:
Salaries and related benefits     1,381       905        3,876      2,560
Occupancy expense                   186       135          512        380
Equipment expense                    95        68          268        183
Promotion expense                    47        30          142        110
Professional service expense        282       192          813        527
Customer service expense            141       217          532        712
Supply/communication expense        138        54          339        170
Other expenses                      286       298          825        553
                                 ------    ------      -------     ------

 Total operating expenses         2,556     1,899        7,307      5,195
                                 ------    ------       ------     ------

Income before provision
  for income taxes                  674       765        1,934      2,112

PROVISION FOR INCOME TAXES          278       303          796        868
                                 ------    ------      -------     ------

NET INCOME                       $  396    $  462      $ 1,138     $1,244
                                 ======    ======      =======     ======

EARNINGS PER SHARE (Note 2)
 Basic                           $ 0.14    $ 0.17      $  0.38     $ 0.49
 Diluted                         $ 0.13    $ 0.16      $  0.36     $ 0.46

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

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                  1999        1998
                                                                  ----        ----
OPERATING ACTIVITIES

     Net Income                                                 $  1,138   $  1,244

          Adjustments to reconcile net income to
          net cash provided by operating activities:

               Provision for loan losses                            (195)        14
               Provision for depreciation and
                amortization                                         130         97
               Amortization of investment security
                and guaranteed loan premiums                          61          0
               Accretion of investment security
                discounts                                           (132)      (136)
               Increase in interest receivable                      (336)       (97)
               Increase in interest payable                            4         60
               Increase (decrease) in taxes payable                  264       (118)
               Net increase in other liabilities                     636       1,515
                                                                --------    --------
               Net cash provided by
                operating activities                            $  1,570    $  2,579

INVESTING ACTIVITIES

     Decrease (increase) in investments in time
      deposits with other financial institutions                $  6,330    $ (2,715)
     Increase in investment securities                           (19,084)    (24,746)
     (Increase) decrease in guaranteed loans                        (215)        448
     Net increase in other loans                                 (10,032)     (4,709)
     Increase in premises and equipment                             (424)       (128)
     Net increase in other assets                                   (737)        (37)
                                                                --------    --------
          Net cash (used in) provided by
          investing activities                                  $(24,162)   $(31,887)

FINANCING ACTIVITIES

     Net increase in noninterest bearing deposits
      money market deposits, and other deposits                 $ 36,515    $ 12,177
     Net increase (decrease) in time deposits                     (6,361)      9,451
     Decrease in note payable                                       (113)          0
     Increase in securities sold under
      agreement to repurchase                                        467           0
     Increase (decrease) in shareholders' equity                    (126)      3,116
                                                                --------    --------

     Net cash provided by financing activities                  $ 30,382    $ 24,744

Increase (decrease) in cash and cash equivalents                $  7,790    $ (4,564)

Cash and cash equivalents, beginning of
period                                                            41,177      48,237
                                                                --------    --------

Cash and cash equivalents, end of period                        $ 48,967    $ 43,673
                                                                ========    ========

       The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1999
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1998 financial statements have been reclassified to be comparable with the classifications used in the 1999 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998.

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

                                                                      Three Months Ended September 30, 1999
                                                             ---------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                               Income                  Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             -----------            -------------             ------
          Basic EPS
          ---------
            Income available to common shareholders           $396,000                2,874,840               $ 0.14

          Effect of Dilutive Securities
          -----------------------------
            Incremental shares from assumed exercise of
             outstanding options                                                         78,831                (0.01)
                                                              --------                ---------               ------

          Diluted EPS
          -----------
            Income available to common shareholders           $396,000                2,953,671               $ 0.13
                                                              ========                =========               ======

                                                                      Three Months Ended September 30, 1998
                                                             ---------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                               Income                  Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             -----------            -------------             ------
          Basic EPS
          ---------
            Income available to common shareholders          $  462,000               2,644,069               $ 0.17

          Effect of Dilutive Securities
          -----------------------------
            Incremental shares from assumed exercise of
             outstanding options                                                        163,951                (0.01)
                                                             ----------               ---------               ------

          Diluted EPS
          -----------
           Income available to common shareholders           $  462,000               2,808,020               $ 0.16
                                                             ==========               =========               ======

                                                                       Nine Months Ended September 30, 1999
                                                             ---------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                               Income                  Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             -----------            -------------             ------
          Basic EPS
          ---------
            Income available to common shareholders          $1,138,000               3,018,482               $ 0.38

          Effect of Dilutive Securities
          -----------------------------
            Incremental shares from assumed exercise of
             outstanding options                                                        103,361                (0.02)
                                                             ----------               ---------               ------

          Diluted EPS
          -----------
            Income available to common shareholders          $1,138,000               3,121,843               $ 0.36
                                                             ==========               =========               ======

                                                                       Nine Months Ended September 30, 1998
                                                             ---------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                               Income                  Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             -----------            -------------             ------
          Basic EPS
          ---------
            Income available to common shareholders          $1,244,000               2,540,506               $ 0.49

          Effect of Dilutive Securities
          -----------------------------
            Incremental shares from assumed exercise of
             outstanding options                                                        174,278                (0.03)
                                                             ----------               ---------               ------

          Diluted EPS
          -----------
            Income available to common shareholders          $1,244,000               2,714,784               $ 0.46
                                                             ==========               =========               ======

NOTE 3 - As of September 30, 1999 the Bank had a total of $1,203,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective January 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and nine month periods ended September 30, 1999 and 1998, the Company's comprehensive income was as follows:

                                                      Three Months Ended
                                              ----------------------------------
                                              September 30,        September 30,
                                                     1999                 1998
                                              ----------------------------------
                                                        (in thousands)
             Net Income                             $  396               $  462
             Other comprehensive income                  7                    9
                                                    ------               ------

             Total comprehensive income             $  401               $  471
                                                    ======               ======

                                                       Nine Months Ended
                                              ----------------------------------
                                              September 30,        September 30,
                                                     1999                 1998
                                              ----------------------------------
                                                        (in thousands)
             Net Income                             $1,138               $1,244
             Other comprehensive income                 (5)                  10
                                                    ------               ------

             Total comprehensive income             $1,133               $1,254
                                                    ======               ======

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

     As of September 30, 1999 total assets were $226,302,000 compared to $193,884,000 at December 31, 1998, an increase of $32,418,000 or 17%. Moreover, the September 30, 1999 asset level represents a $36,411,000 (19%) increase over the $189,891,000 which existed on the same date in 1998. The 1999 asset growth reflects a corresponding increase in total deposits of $30,154,000 or 18%, from $170,423,000 at the end of 1998 to $200,577,000 at September 30, 1999. While
the deposit growth was centered in money market deposits, there was also significant growth in savings deposits and noninterest bearing deposits, while time deposits experienced some decline. The increase in money market deposits was due to both the deposits of Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans and to a new program to provide deposit services to Bankruptcy Trustees. There were several changes in the composition of the Bank's assets during the first nine months of 1999. The Bank's core loan portfolio increased by $10,442,000 during the nine month period bringing the Bank's total loans to $102,143,000 at September 30, 1999 from the December 31, 1998 total of $91,701,000. The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets. Of particular note, investment securities available for sale rose by approximately $19.1 million while interest-bearing deposits in financial institutions fell by $6.3 million. Federal funds sold rose by $6.0 million in order to accommodate the changes that took place in the rest of the balance sheet.

     The Company earned a profit of $396,000 in the three months ended September 30, 1999, compared to earnings of $462,000 in the third quarter of 1998 an decrease of 14%. The results for the nine months ended September 30, 1999 were profits of $1,138,000 compared to a profit of $1,244,000 for the corresponding period of 1998.

NET INTEREST INCOME
-------------------

     Total interest income increased by $638,000 (20%) for the third quarter of 1999 compared to the same period in 1998, and increased by $1,897,000 (21%) for the nine month period ended September 30, 1999 compared to the prior year as total earning assets were significantly higher (20%) in 1999 than in 1998. For the three months ended September 30, 1999 interest expense increased by $284,000 (34%) to $1,119,000 from the 1998 level of $835,000 as total deposits were significantly higher than in the same period in 1998. For the nine months ended September 30, 1999 interest expense increased by $800,000 (32%) to $3,328,000 from the 1998 level of $2,528,000 as total deposits were over 20% higher than in the same period in 1998. The net result was an increase in net interest income of

$354,000 (15%), from $2,425,000 in the third quarter of 1998 to 2,779,000 for the third quarter of 1999 and increase in net interest income of $1,097,000 (16%), from $6,705,000 for the nine months ended September 30, 1998 to $7,802,000 for the first nine months of 1999.

OPERATING INCOME
----------------

     Other operating income increased to $451,000 in the third quarter of 1999 from $229,000 in the three months ended September 30, 1998. For the first nine months of 1999 other operating income also increased significantly from $616,000 for the nine months ended September 30, 1998 to $1,244,000 for the first nine months of 1999. The Bank's new Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue that totaled $179,000 for the third quarter of 1999 and 446,000 for the nine months ended September 30, 1999; there was no such revenue in the corresponding periods of 1998. The Bank's new merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $138,000 for the third quarter of 1999 and $359,000 for the nine months ended September 30, 1999 in contrast with $108,000 for the third quarter of 1998 and $242,000 for the nine months ended September 30, 1998. The increase in this category of income was also in part due to increase in gains on sales of land, which increased from $64,000 in 1998's first nine months to $132,000 in the same period of 1999. Offsetting these income increases in part was reductions in gains realized on the sale of loans, which fell from $13,000 in the first nine months of 1998 to $0 in the same period of 1999. No gains or losses on securities sales were realized in the first nine months of 1999 or 1998.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES
--------------------------------------------

     The loan portfolio consisted of the following at September 30, 1999 and December 31, 1998:

                                               September 30,    December 31,
                                                   1999             1998
                                               -----------------------------
                                                  (Dollars in Thousands)

Commercial loans............................     $ 33,744         $24,811
Real estate construction loans..............       20,090          15,702
Real estate loans...........................       48,740          46,251
Bankers acceptances.........................          499           6,681
Other loans.................................        1,214             797
                                                 --------         -------

     Total loans............................     $104,287         $94,242

Less - Allowances for loan losses...........        2,290           2,500
     - Deferred loan fees...................          590             562
                                                 --------         -------

     Net loans..............................     $101,407         $91,180
                                                 ========         =======

Government guaranteed loans held for sale...     $    736         $   521
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

     The allowance for possible losses was $2,290,000 and $2,500,000 (or 2.19% and 2.65% of gross outstanding loans) at September 30, 1999 and December 31, 1998 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible loan losses were $0 and $(195,000) for the three and nine month period ended September 30, 1999, compared to $(10,000) and $14,000 for the same periods of 1998. For the three and nine months ended September 30, 1999, the Company generated net loan recoveries of $10,000 and 31,000; by comparison, in the first nine months of 1998 the Company experienced net loan recoveries of $17,000.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For the quarter ended September 30, 1999 the Company had identified loans having an aggregate average balance of $219,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at September 30, 1999 totaled $85,000 for the loans as a group. As the loss reserves established by the Company were greater than those called for under SFAS No. 114, the adoption of SFAS No. 114 had no effect on the Company's financial statements as of September 30, 1999.

OTHER OPERATING EXPENSES
------------------------

     Other operating expenses increased in the first nine months of 1999 compared to the same period of 1998, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $2,556,000 for the third quarter of 1999 from $1,899,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 other operating expenses totaled $7,307,000, an increase from $5,195,000 for the corresponding period in 1998.

     Salary and related benefits increased by $476,000, rising from a total of $905,000 for the third quarter of 1998 to $1,381,000 for the same period in 1999, and also rose for the nine months ended September 30, to $3,876,000 from $2,560,000 in 1998. The increase principally reflects increases in staffing which took place in the first quarter of 1999 due to both the addition of the TASC operation as well as staffing in the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $186,000 for the three months ended September 30, 1999 from $135,000 in the third quarter of 1998, the increases reflects the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation; since the operations did not exist in the first nine months of 1998 there were no corresponding expense items. Total other operating expenses rose in 1999 compared to the prior year, increasing from $859,000 for the third quarter of 1998 to $989,000 for the third quarter of 1999 and a corresponding increase from $2,255,000 for the first nine months of 1998 to $3,019,000 for the same period of 1999. Other professional services expense increased in 1999 primarily in the area of legal expenses which increased by 123,000 from the nine month period in 1998.

     The combined effects of the above-described factors resulted in income before taxes of $674,000 for the three months ended September 30, 1999 compared to $765,000 for the third quarter of 1998. For the nine months ended September 30, 1999 income before taxes is $1,934,000 compared to $2,112,000 for the first nine months of the prior year. In the third quarter, the Company's provision for taxes decreased from $303,000 in 1998 to $278,000 in 1999. For the nine months ended September 30, 1999 the provisions were $796,000 compared to $868,000 in 1998. This brought Net Income for the third quarter of 1999 to $396,000 compared to $462,000 for the same period in 1998. For the nine months ended September 30, net income in 1999 was $1,138,000, while 1998 net income through September 30 was $1,244,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 59.7% of total deposits at September 30, 1999. This level represents an increase from the 58.2% liquidity level which existed on December 31, 1998. In addition, at September 30, 1999 some $1.2 million of the Bank's total loans consisted of bankers acceptances or government guaranteed loans, both of which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 50.92% and 53.8% as of September 30, 1999 and December 31, 1998, respectively.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of September 30, 1999, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                            One month       Six months        One year
                                  Floating   Less than    but less than   but less than    but less than    Five years
Category                            Rate     one month     six months        one year        five years      or more
=========                          =======   ==========   =============   ==============   ==============   ==========
Fed funds sold                      37,890           0                0               0                0             0
Time deposits with other banks           0         149            3,367             297                0             0
Investment securities                    0      15,940           51,069               0                0             0
                                   -------      ------           ------          ------           ------        ------
  Subtotal                          37,890      16,089           54,436             297                0             0

Loans                              101,024         421              326             332               40             0
                                   -------      ------           ------          ------           ------        ------
  Total earning assets             138,914      16,510           54,762             629               40             0

Cash and due from banks                  0           0                0               0                0             0
Premises and equipment                   0           0                0               0                0             0
Other real estate owned                  0           0                0               0                0             0
Other assets                             0           0                0               0                0             0
                                   -------      ------           ------          ------           ------        ------
  Total non-earning assets               0           0                0               0                0             0
                                   -------      ------           ------          ------           ------        ------

  Total assets                     138,914      16,510           54,762             629               40             0


Funds purchased                        467           0                0               0                0             0
Repurchase agreements                    0           0                0               0                0             0
                                   -------      ------           ------          ------           ------        ------
  Subtotal                             467           0                0               0                0             0

Savings deposits                     9,915           0                0               0                0             0
Money market deposits               80,406           0                0               0                0             0
Time deposits                            0      24,274           18,396           1,523              600             0
                                   -------      ------           ------          ------           ------        ------
  Total bearing liabilities         90,788      24,274           18,396           1,523              600             0

Demand deposits                          0           0                0               0                0             0
Other liabilities                        0           0                0               0                0             0
Equity capital                           0           0                0               0                0             0
                                   -------      ------           ------          ------           ------        ------
  Total non-bearing liabilities          0           0                0               0                0             0
                                   -------      ------           ------          ------           ------        ------

  Total liabilities                 90,788      24,274           18,396           1,523              600             0

    GAP                             48,126      (7,764)          36,366            (894)            (560)            0

    Cumulative GAP                  48,126      40,362           76,728          75,834           75,274        75,274

                                    Non-interest
                                      earning
Category                            or bearing          Total
=========                          =============       =======
Fed funds sold                               0          37,890
Time deposits with other banks               0           3,813
Investment securities                        0          67,009
                                       -------         -------
  Subtotal                                   0         108,712

Loans                                        0         102,143
                                       -------         -------
  Total earning assets                       0         210,855

Cash and due from banks                 11,077          11,077
Premises and equipment                   1,084           1,084
Other real estate owned                      0               0
Other assets                             3,286           3,286
                                       -------         -------
  Total non-earning assets              15,447          15,447
                                       -------         -------

  Total assets                          15,447         226,302


Funds purchased                              0             467
Repurchase agreements                        0               0
                                       -------         -------
  Subtotal                                   0             467

Savings deposits                             0           9,915
Money market deposits                        0          80,406
Time deposits                                0          44,793
                                       -------         -------
  Total bearing liabilities                  0         135,581

Demand deposits                         65,463          65,463
Other liabilities                        3,782           3,782
Equity capital                          21,476          21,476
                                       -------         -------
  Total non-bearing liabilities         90,721          90,721
                                       -------         -------

  Total liabilities                     90,721         226,302

    GAP                                (75,274)              0

    Cumulative GAP                           0               0

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

Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 0% and 13% of the Bank's total deposits as of September 30, 1999 and December 31, 1998, respectively; in recognition of this the Bank has maintained a large portion of its assets in liquid form since the inception of the Transcorp relationship. In 1997 Transcorp merged with an affiliated company which already possessed custodial powers, and for this reason Transcorp sought to terminate its deposit relationship with the Bank. The Bank and Transcorp ultimately agreed to terminate the relationship under a settlement agreement which, among other things, provided for the transfer of the remaining deposits over an 18-month period beginning in March, 1998 and continuing through September, 1999. Because the Bank has invested the Transcorp deposits in highly liquid assets, it anticipates no difficulty in accommodating the deposit withdrawals over the 18-month transfer period.

The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities and commercial papers. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 1999. As of September 30, 1999 the Company's investment portfolio contained gross unrealized losses of $8,000 and no unrealized gains. By comparison, at September 30, 1998 the Company's investment portfolio contained gross unrealized gains of $15,000 and no unrealized losses. The Company adopted SFAS No. 115 in 1994, with the result that the unrealized net loss (adjusted for taxes) of $8,000 at September 30, 1999 gave rise to a $5,000 decrease in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

The Company continues to enjoy a strong capital position. Total capital was $21,476,000 and $20,470,000 as of September 30, 1999 and December 31, 1998,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    9-30-99        12-31-98
                                    -------        --------

Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement           4.00%           4.00%
     First Regional Bancorp           9.91%          11.17%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                           9-30-99    12-31-98
                                           -------    --------
Tier I Capital to Assets:
 Regulatory requirement                      4.00%       4.00%
 First Regional Bancorp                     13.04%      14.35%

                                           9-30-99    12-31-98
                                           -------    --------
Tier I + Tier II Capital to Assets:
 Regulatory requirement                      8.00%       8.00%
 First Regional Bancorp                     14.29%      15.60%

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


No matters were submitted to a vote of security holders during the third quarter of 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the third quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: November 3, 1999   /s/ Jack A. Sweeney
                         -------------------------------------------
                         Jack A. Sweeney, Chairman of the Board
                         and Chief Executive Officer


Date: November 3, 1999   /s/ Thomas McCullough
                         -------------------------------------------
                         Thomas McCullough, Chief Financial Officer