Form 10-K
period 1999-12-31
FIRST REGIONAL BANCORP
filed 2000-03-30
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1999  Commission File No. 0-10232

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

     Aggregate market value of Common Stock held by non-affiliates as of March 21, 2000: $9,534,669

     Number of shares of Common Stock outstanding at March 21, 2000:  2,810,997.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 2000 Annual Meeting of Share-   PART III
holders (to be filed within 120 days of fiscal year end)
Annual Report on Form 10-K for the Years Ended December 31,     PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the Commission PART IV in March, 1982
Registration Statement on Form S-14 Filed with the Commission   PART IV
on December 2, 1981 (File Number 2-75140)

                                   FORM 10-K
                             TABLE OF CONTENTS AND
                             CROSS REFERENCE SHEET

                                                  Page
                                                   in    Incorporation
PART I                                            10-K   by Reference
                                                  ----   ------------

     Item 1.  Business...........................   4
     -------

     Item 2.  Properties.........................  55
     -------

     Item 3.  Legal Proceedings..................  56
     -------

     Item 4.  Submission of Matters to a Vote of
     -------  Securities Holders.................  56

PART II

     Item 5.  Market for Registrant's Common Stock
     ------   and Related Stockholder Matters....  57

     Item 6.  Selected Financial Data............. 59
     ------

     Item 7.  Management's Discussion and Analysis
     ------   of Financial Condition and Results
              Of Operations......................  61

     Item 8.  Financial Statements and Supplement-
     ------   ary Data...........................  70

     Item 9.  Disagreements on Accounting and
     -------  Financial Disclosure...............  70

PART III

     Item 10. Directors and Executive Officers of      2000 Proxy
     -------- the Registrant.....................  71  Statement

     Item 11. Executive Compensation.............  71  2000 Proxy
     --------                                          Statement

     Item 12. Security Ownership of Certain            2000 Proxy
     -------- Beneficial Owners and Management...  71  Statement

     Item 13. Certain Relationships and Related            2000 Proxy
     -------  Transactions..........................   71  Statement

PART IV

     Item 14. Exhibits, Financial Statement
     -------  Schedules, and Reports on Form 8-K....   72

SIGNATURES..........................................   73
INDEX TO FINANCIAL STATEMENTS.......................   74
INDEX TO EXHIBITS...................................   99

                                     PART I
                                     ------

Item 1.  Business
-----------------

Business of First Regional Bancorp
----------------------------------

     First Regional Bancorp (the Company) maintains its principal executive offices at 1801 Century Park East, Los Angeles, California 90067. The Company was incorporated in California as Great American Bancorp on February 18, 1981 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of First Regional Bank (the Bank), formerly Great American Bank, a state-chartered bank headquartered in Los Angeles (Century
City), California. The reorganization of the Bank was accomplished on March 8, 1982, under the terms of a Plan of Reorganization and Merger Agreement dated October 15, 1981, providing for the merger of a Company subsidiary with the Bank, with the Bank being the surviving entity in the merger. As a result of the Bank's reorganization, the Bank's outstanding shares were exchanged on a one-for one basis for shares of the Company's Common Stock, and the Company became the sole shareholder of the Bank. Prior to acquiring the Bank, the Company did not conduct any ongoing business activities. The Company's principal asset is the stock of the Bank and the Company's primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities. Both the Company and the Bank changed their names from Great American to First Regional in 1987 as part of an agreement with another financial institution.

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

Business of First Regional Bank
-------------------------------

     The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Gardena and Encino. The Irvine and Santa Monica offices are full branch offices and the other offices are presently established as loan production offices, but it is the intent of the Bank to convert these facilities to full branch offices as soon as sufficient business has been obtained to make this conversion advisable. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout both the counties of Los Angeles and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

     The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 23, 2000 the Bank had 76 equivalent full-time employees.


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

Interstate Competition
----------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), enacted on September 29, 1994, provides that interstate branching and merging of existing banks is permitted beginning June 1, 1997, provided that the banks are at least adequately capitalized and demonstrate good management. Interstate mergers and branch acquisitions are permitted at an earlier time if a state chooses to enact a law allowing such activity. The states are also authorized to enact a law to permit interstate banks to branch de novo.

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


SUPERVISION AND REGULATION
--------------------------

Introduction
------------

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

          .   the Federal Deposit Insurance Corporation (the ("FDIC"); and

          .   the California Department of Financial Institutions (the "DFI")
          and

          .   the Board of Governors of the Federal Reserve System (the "FRB").

     The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things:

          .   the scope of business that they may conduct;

          .   investments that they can make;

          .   reserves that must be maintained against deposits;

          .   capital levels that must be maintained relative to the amount and risks associated with assets;

          .   the nature and amount of collateral that may be taken to secure loans;

          .   the establishment of new branches;

          .   mergers and consolidations with other financial institutions; and

          .   the amount of dividends that the Company and the Bank may pay.

     The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.


Supervision and Regulation - The Company
----------------------------------------

     General.  The Company, as a bank holding company registered under the Bank
     -------
Holding Company Act of 1956 (the "BHCA"), is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial

Institutions (the "Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

     Bank Holding Company Liquidity.  The Company is a legal entity, separate
     ------------------------------
and distinct from the Bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the Bank from paying dividends to the Company.

     The Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors, out of funds legally available therefore, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) a bank's retained earnings; or (ii) a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the Commissioner, cash dividends may also be paid out of the greater of: (i) a bank's retained earnings; (ii) net income for a bank's last preceding fiscal year; or (iii) net income for a bank's current fiscal year. If the Commissioner finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay a dividend to the bank's shareholders.

     Since the Bank is an FDIC insured institution, it is therefore possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

     Transactions With Affiliates.  The Company and any subsidiaries it may
     ----------------------------
purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank is also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation -The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

     Limitations on Businesses and Investment Activities.  Under the BHCA, a
     ---------------------------------------------------
bank holding company must obtain the FRB's approval before:

          .   directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

          .   acquiring all or substantially all of the assets of another bank;
          or

          .   merging or consolidating with another bank holding company.

     The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

          .   making or acquiring loans or other extensions of credit for its own account or for the account of others;

          .   servicing loans and other extensions of credit;

          .   operating a trust company in the manner authorized by federal or state law under certain circumstances;

          .     leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

          .     providing financial, banking, or economic data processing and data transmission services;

          .     owning, controlling, or operating a savings association under certain circumstances;

          .     selling money orders, travelers' checks and U.S. Savings Bonds;

          .     providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

          .     underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

          .     the customer must obtain or provide some additional credit, property or services from or to the Banking Subsidiaries other than a loan, discount, deposit or trust service;

          .     the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

          .     the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

     Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial services providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation- The Bank - Recent Legislation and Regulatory Developments - 1. Gramm Leach-Bliley Act" herein.)

     Capital Adequacy.  Bank holding companies must maintain minimum levels of
     ----------------
capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 4. Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

     The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers pursuant to the GLB Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Limitations on Dividend Payments.  California Corporations Code Section 500
     --------------------------------
allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits), and the Company's current assets would be at least equal to its current liabilities.

     Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

     Supervision and Regulation - The Bank

     General.  The Bank, as a state-chartered nonmember bank, is subject to
     -------
regulation, supervision, and regular examination by the DFI and the FDIC. The Bank's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank's business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates. Supervision, regulation, and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended to protect the shareholders of the Company.

     Recent Legislation and Regulatory Developments.  From time to time
     ----------------------------------------------
legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the FRB on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

     1.  Gramm-Leach-Bliley Act
         ----------------------

     General.  The Gramm-Leach-Bliley Act was signed into law on November 12,
     -------
1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

     Facilitating Affiliations and Expansion of Financial Activities.  The GLB
     ---------------------------------------------------------------
Act:
          . eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;

          .   establishes a statutory framework for permitting full affiliations to occur;

          .   provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;

          .   preserves the role of the FRB as the umbrella supervisory
          authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and

          .   establishes a mechanism for coordination between the FRB and the
          Secretary of the Treasury (the "Secretary") regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

     Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

     Financial Affiliations and Activities.  The GLB Act repeals previous
     -------------------------------------
statutory prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations.

Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well managed," "well capitalized," and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

     On January 19, 2000, the FRB adopted interim regulations under Subpart I of Regulation Y implementing the FHC provisions of the GLB Act. The interim regulations, subject to revision, became effective March 11, 2000. Under the interim regulations, a bank holding company must submit a declaration to the FRB stating that the company elects to become an FHC and a certification that all depository institutions controlled by the company are "well capitalized" and "well managed." Providing that those requirements are met and that the depository institutions have at least a "satisfactory" CRA rating, the election to become an FHC is effective on the 31st day after the FRB receives the election.

     If any of an FHC's subsidiary depository institutions fails to retain a "well managed" or "well capitalized" status, the FHC must execute an agreement with the FRB within 45 days after notice of the deficiency, agreeing to implement specific corrective measures to return the FHC to compliance. After the agreement is executed, the FHC will have 180 days to correct any management or capital deficiencies. Until the FRB has determined that the deficiencies have been corrected, the FRB may impose any conditions or limitations on the conduct or activities of an FHC or on any of its affiliates that the FRB deems appropriate and consistent with the BHCA and the FHC and its affiliates may not engage in any additional activities permitted by the GLB Act without the FRB's prior approval.

     If the FHC fails to correct the capital and management deficiencies within 180 days, the FRB may require the FHC to divest itself of any insured depository institutions or the FRB may require the FHC to cease engaging (both directly and through any subsidiary that is not a depository institution or a subsidiary of a depository institution) in all activities that are not otherwise permissible for a traditional bank holding company under the FRB's Regulation Y.

     If any one of an FHC's depository institutions falls out of compliance with the "satisfactory" CRA rating requirement, the FHC may continue existing activities permitted by the GLB Act. However, the FHC may not commence any additional GLB Act activities, or acquire direct or indirect control of any entity engaged in such activities.

     The GLB Act permits FHCs to engage in non-banking activities beyond those permitted for traditional bank holding companies. Rather than requiring that the non-banking activities be "closely related to banking," FHCs may engage in those activities that the FRB determines to be financial in nature, incidental to activities that are financial in nature, or complimentary to financial activities. The GLB Act enumerates certain permissible activities that the FRB considers financial in nature. FHCs, however, may only engage in complimentary financial activities if the FRB determines that the complimentary activities do not pose a substantial risk to the safety and soundness of the FHC's depository institutions or the financial system in general.

     For those expanded financial activities that are not specifically enumerated in the GLB Act, the FRB has the primary authority to determine which activities are financial in nature, incidental or complimentary, and may act by regulation or order. However, the FRB may not act unilaterally. Pursuant to the GLB Act, a consultive process between the FRB and the Secretary is required. The Secretary may also make similar proposals to the FRB with respect to determining whether proposed activities are financial in nature or incidental to financial activities regarding financial subsidiaries of national banks. Such a process is intended to bring a balance to the determinations regarding the type of activities that are financial and limit so-called "regulatory shopping" by financial service providers.

     A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:

          .   underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

          .   providing financial or investment advice;

          .   issuing or selling interests in pools of assets that a bank could hold;

          .   all underwriting, dealing in or making markets in securities without any revenue limitation;

          .   engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined,before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;

          .   sponsoring and distributing all types of mutual funds;

          .   investment company activities;

          .   merchant banking equity investment activities;

          .   insurance company equity investments; and

          .   engaging in any activity that the FRB determined before the
          GLB Act to be permitted for a bank holding company that is not an FHC.

     The most significant of the new activities authorized by the GLB Act are merchant banking and insurance company portfolio investment powers. Before enactment of the GLB Act, bank holding companies had to limit their non-bank equity investments, including controlling equity investments, to entities that were engaged in activities that were closely related to the business of banking. At the same time securities and insurance companies were free to make merchant banking and insurance company portfolio investments in virtually any kind of financial or non-financial company. Recognizing that such investments are financial in nature, the GLB Act substantially expands the authority of an FHC to make controlling equity investments in any kind of entity, including those engaged in non-financial activities.

     Merchant Banking.  The GLB Act permits FHC's to make controlling equity
     ----------------
investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:

          .   the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;

          .   the FHC must own a securities affiliate;

          .   the investment must be made as part of a bona fide underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;

          .   the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the bona fide underwriting or merchant or investment banking activity; and

          .   the FHC must not routinely manage or operate the entity in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

     Insurance Company Portfolio Investments.  The GLB Act permits FHCs to
     ---------------------------------------
affiliate with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policy holders in most or all of the shares of stock of a company that may not be engaged in a financial activity. New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

          .   be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;

          .   represent investments made in the ordinary course of the insurance company's business, according to relevant state insurance laws governing such investments; and

          .   not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

To the extent that an FHC does participate in management of the portfolio, participation would be limited to safeguarding the investments under the applicable requirements of state insurance laws.

     The GLB Act imposes other restrictions on equity investment activities of FHCs. First, a depository institution controlled by an FHC may not cross market the products or services of a company in which the FHC has made a merchant banking or insurance company portfolio investment (a "portfolio company"), and vice versa. However, the GLB Act does not prevent a nonbank affiliate of an FHC and a portfolio company from cross marketing each other's products.

     Second, a controlling investment made pursuant to the GLB Act's merchant banking or insurance company portfolio investment authority would make the portfolio company an "affiliate" of the FHC's depository institution for purposes of Sections 23A and 23B of the Federal Reserve Act. Moreover, the GLB Act establishes a presumption that an investment of 15% or more in the equity of a portfolio company will make the portfolio company an affiliate. Thus, an affiliated depository institution's credit and asset purchase transactions will be subject to the "covered transaction" restrictions of Sections 23A and 23B of the Federal Reserve Act, including quantitative limits, collateral requirements, and the "arms'-length" transaction standard.

     The Riegle-Neal Act was also amended to apply its prohibitions against establishment of deposit production offices to interstate branches acquired or established under the GLB Act, including all branches of a bank owned by an out-of-state bank holding company.

     Preemption of State Law.  The GLB Act affirms that the states are the
     -----------------------
primary legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

     Additionally, state regulation of other activities is not pre-empted, even if they do prevent or restrict an activity permitted under the GLB Act, so long as they do not discriminate. Consequently, state securities regulations are not pre-empted with respect to a state's ability to investigate and enforce certain unlawful transactions or require licensing. Similarly, state corporation and antitrust laws are not pre-empted so long as such laws are consistent with the intent of the Financial Modernization Act permitting affiliations.

     Streamlining Supervision of Bank Holding Companies.  The GLB Act authorizes
     --------------------------------------------------
the FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: financial condition; monitoring of financial and operating risks; transactions with depository institutions; and compliance with the BHCA and other laws that the FRB has jurisdiction to enforce. The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

     The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

     .   has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;

          .   reasonably believes, after reviewing the relevant reports, that examining the subsidiary is necessary to adequately provide information regarding its risk monitoring systems; or

          .   has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and the FRB cannot make the determination through an examination of an affiliated depository institution or the holding company.

     The FRB is not authorized to mandate capital requirements for any subsidiary that is functionally regulated by another agency and which is in compliance with the capital requirements prescribed by another federal or state regulatory authority. Insurance and securities activities conducted in regulated entities are subject to functional regulation by relevant state insurance authorities and the Securities and Exchange Commission (the "SEC"), respectively.

     Also, the FRB cannot force a broker-dealer or insurance company that is a bank holding company to contribute additional capital to a depository institution, if the company's functional regulator determines, in writing, that the contribution would have a material adverse effect on the broker-dealer or insurance holding company. If a functional regulator, however, makes such a determination, the FRB has authority to require the bank holding company to divest its interests in the depository institution. The limitations on the FRB also apply to all federal banking agencies. Thus, the Office of the Comptroller of the Currency (the "OCC") which regulates national banks, the Office of Thrift Supervision (the "OTS") which regulates federal savings banks, and the FDIC will not be able to assume and duplicate the function of being the general supervisory authority over functionally regulated subsidiaries of banks. However, the GLB Act specifically preserves the FDIC's authority to examine a functionally regulated affiliate of an insured depository institution, if it is necessary to protect the deposit insurance fund.

     The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

          .   the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and

          .   it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

     Financial Subsidiaries of National Banks.  In addition to the permissible
     ----------------------------------------
statutory subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

     Activities of national banks' financial subsidiaries are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and can only be performed in nonbank subsidiaries of FHCs. These prohibited activities are:

          .   insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;

          .   insurance company portfolio investments;

          .   merchant banking; and

          .   real estate investment and development activities beyond those directly authorized by law.

     The Secretary, in concert with the FRB, may jointly adopt rules lifting the insurance underwriting, insurance company portfolio investment, and merchant banking prohibitions beginning November 12, 2004. Additionally, the Secretary, in conjunction with the FRB, has the authority to determine whether additional activities are financial in nature and must follow the same evaluation criteria that the FRB uses in determining additional financial activities for FHC purposes.

     On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

          .   the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and

          "satisfactory" CRA rating standards for banking subsidiaries of FHCs;

          .   the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and

          .   a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

     The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented. These conditions include, but are not limited to:

          .   requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

          .   prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;

          .   requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and

          .   requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

     Financial Subsidiaries of State-Chartered Nonmember Banks.  The GLB Act
     ---------------------------------------------------------
added Section 46 to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed." However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution. (See - 5. Expanded Enforcement Powers - Activities of State Banks herein.)

     Broker-Dealer Activities.  The GLB Act provides for the functional
     ------------------------
regulation of bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 (the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged. These exemptions relate to:

          .   third-party networking arrangements;

          .   trustee and fiduciary activities if the bank: (i) is chiefly compensated by means of administration and certain other fees; and
          (ii) does not publicly solicit brokerage deposits; and

          .   identified banking products such as commercial paper, bankers'
          acceptances, employee and shareholder benefit plans, sweep accounts, affiliatetransactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

     The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

     Insurance Activities.  In addition to affirming that states are the
     --------------------
functional regulators of insurance activities, the GLB Act prohibits federally-chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken in the same manner, to the same extent, and under the same restrictions that apply to state-chartered banks.

     The GLB Act requires the federal bank regulatory agencies and state insurance regulators to coordinate efforts to supervise companies that control both depository institutions and entities engaged in the insurance business, and to share supervisory information including financial condition and affiliate transactions on a confidential basis. Federal agencies are further directed to provide notice to and consult with state regulators before taking actions which affect any affiliates engaging in insurance activities.

     Unitary Savings and Loan Holding Company Provisions.  The GLB Act amends
     ---------------------------------------------------
the Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999, retain their authority to engage in nonfinancial activities and affiliations.

     The prohibition on non-financial affiliations, however, does not prevent transactions that involve corporate reorganizations. Specifically, it does not prohibit transactions that solely involve an acquisition, merger, consolidation or other type of business combination of a savings and loan holding company (or any savings association subsidiary) with another company, where both are under common control.

     Consumer Privacy Protection.  The GLB Act enhances financial privacy laws
     ---------------------------
by imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

     The GLB Act also makes it a federal crime to obtain, attempt to obtain, disclose, cause to be disclosed or attempt to cause to be disclosed customer information of a financial institution through fraudulent or deceptive means. These include misrepresenting the identity of the person requesting the information and misleading an institution or customer into making unwitting disclosures of confidential information. In addition to criminal sanctions, the legislation provides for a private right of action and enforcement by state attorneys general.

     Federal Home Loan Bank System Modernization.  The Federal Home Loan Bank
     -------------------------------------------
System Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

          .   voluntary rather than mandatory membership of federal savings associations in the FHLBS;

          .   permitting all community financial institutions (i.e. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and

          .   permitting any community financial institution greater access to
          FHLBS credit facilities by expanding the types of assets that may be pledged ascollateral, including small business, agricultural, rural development, or low-income community development loans.

     In addition, a number of restrictions that had applied to FHLBS member institutions which did not comply with the Qualified Thrift Lender ("QTL") requirements under the HOLA were abolished, including: the Federal Home Loan Bank stock purchase requirements; the requirement that advances only be given for housing related purposes; the 30% limit on total advances for non-QTL members; and certain restrictions that applied to non-QTL thrift institutions.

     Community Reinvestment Act Provisions.  In addition to the maintenance of
     -------------------------------------
at least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

     Other provisions affecting the CRA include:

          .   reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;

          .   requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and

          .   requiring a Treasury study of whether adequate services are being provided under the CRA.

     Other Provisions.  Other provisions of the GLB Act include, but are not
     ----------------
limited to:

          .   requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;

          .   requiring a General Accounting Office study of possible revisions to the Internal Revenue Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and

          .   requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

     Conclusion.  The provisions of the GLB Act are numerous and become
     ----------
effective at various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Bank, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Bank.

     Finally, the provisions of the GLB Act, particularly those permitting affiliations and expansion of activities, may prompt mergers, joint ventures, partnerships and other affiliations among providers of banking, insurance and securities services, both domestically and internationally. The extent and magnitude of these affiliations and their impact on the Company, the Bank or on the banking industry in general cannot be predicted.

     2.  Interstate Banking
         ------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to open branches across state lines and also amended the BHCA to make it possible for bank holding companies to buy out-of-state banks in any state and convert them into interstate branches.

     The amendment to the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

     The Riegle-Neal Act permits interstate branching through merging of existing banks, provided that the banks are at least adequately capitalized and
demonstrate good management.   The states were also authorized to enact laws to
permit interstate banks to branch de novo. All banks, however, are prohibited from using the interstate branching authority of the Riegle-Neal Act for the primary purpose of deposit production or the establishment of deposit production offices. (See "- 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

     The California Interstate Banking and Branching Act of 1995 ("CIBBA") authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

     3.  Federal Deposit Insurance
         -------------------------

     General.  The Financial Institutions Reform, Recovery, and Enforcement Act
     -------
of 1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

     Under FIRREA, virtually all federal deposit insurance activities were consolidated under the FDIC, including insuring deposits of federal savings associations, state chartered savings and loans and other depository institutions determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The Bank Insurance Fund (the "BIF") insures deposits of commercial banking institutions and the Savings Association Insurance Fund (the "SAIF") replaced the deposit insurance fund administered by the Federal Savings and Loan Insurance Corporation. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     Deposit Insurance Assessments.  Under FIRREA, the premium assessments made
     -----------------------------
on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

     Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as the Bank are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as
for BIF institutions.   The capital ratios used by the FDIC to define well-
capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

                   Assessment Rates Effective January 1, 1997
                   ------------------------------------------

                                                      Supervisory Group
                                  ---------------------------------------------------------
         Capital Group                 Group A             Group B             Group C
-------------------------------   -----------------   -----------------   -----------------
Well Capitalized...............           0                   3                  17
Adequately
  Capitalized..................           3                  10                  24
Undercapitalized...............          10                  24                  27

Commencing the first quarter of 1997, banks were required to share in the payment of interest on the Financing Corporation Bonds (the "FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Previously, the FICO debt was paid solely out of the SAIF assessment base.
Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 at $.0212 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

     With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

     FDIC Receiverships.  Pursuant to FIRREA, the FDIC may be appointed
     ------------------
conservator or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

          .   insolvency of such institution;

          .   substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

          .   an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

          .   any willful violation of a cease and desist order which has become final;

          .   any concealment of books, papers, records or assets of the institution;

          .   the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

          .   the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

          .   any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

     As a receiver of any insured depository institution, the FDIC may liquidate such institution. The liquidation must be done in an orderly manner. The FDIC may also dispose of any matter concerning the institution that the FDIC determines to be in the institution's, its depositors' and the FDIC's best interests. Additionally, the FDIC, as the conservator or receiver, succeeds to all rights, titles, powers and privileges of the insured institution. Consequently, the FDIC may take over the assets of and operate an institution with all the powers of its members, shareholders, directors or officers, and conduct all business of the institution, collect all obligations and money due to the institution, and preserve and conserve the assets and property of the institution.

     Enforcement Powers.  Some of the most significant provisions of FIRREA were
     ------------------
the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

          .   expanded the category of persons subject to enforcement under the
          Federal Deposit Insurance Act;

          .   expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;

          .   provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

          .   prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

          .   required the regulators to publicize all final enforcement orders;
          and

          .   provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

     Crime Control Act of 1990.  The Crime Control Act of 1990 further
     -------------------------
strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

     4.  Risk-Based Capital Guidelines
         -----------------------------

     General.  The federal banking agencies have established minimum capital
     -------
standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

     Qualifying Capital.  A bank's qualifying total capital consists of two
     ------------------
types of capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

          .   common stockholders' equity;

          .   qualifying noncumulative perpetual preferred stock (including related surplus); and

          .   minority interests in the equity accounts of consolidated
          subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

          .   a portion of allowance for loan and lease losses;

          .   certain types of perpetual preferred stock and related surplus;


          .   certain types of hybrid capital instruments and mandatory
          convertible debt securities; and

          .   a portion of term subordinated debt and intermediate-term
          preferred stock, including related surplus.

     Risk Weighted Assets and Off Balance Sheet Items.  Assets and credit
     ------------------------------------------------
equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

     Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.

     Minimum Capital Standards.  The supervisory standards set forth below
     -------------------------
specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

     Federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.
For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

     Other Factors Affecting Minimum Capital Standards.  The federal banking
     -------------------------------------------------
agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

          .   100% of assets classified loss;

          .   50% of assets classified doubtful;

          .   15% of assets classified substandard; and

          .   estimated credit losses on other assets over the upcoming twelve months.

     The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

     Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposure. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that they will consider in evaluating an institution's capital adequacy. A bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

     The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

          .   the amount that can be realized within one year of the quarter-end report date; or

          .   10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

     5.  Expanded Enforcement Powers
         ---------------------------

     General.  The Federal Deposit Insurance Corporation Improvement Act of 1991
     -------
("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

     Prompt Corrective Action.  FDICIA established five categories of bank
     ------------------------
capitalization: "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under the regulations, a bank shall be deemed to be:

          .   "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

          .   "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

          .   "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

          .   "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

          .   "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

     Information concerning the Bank's capital adequacy at December 31, 1999 is as follows (the Company's ratios and amounts are substantially the same):

                                                                                                   Amount to be
                                                                        Minimum                    "Well
                                                                       Amount for                  Capitalized"
                                                                        Capital        Minimum     Under Prompt
                                                   Actual               Adequacy     Regulatory    Corrective Action
                                            Amount         Ratio        Purposes        Ratio      Provisions         Ratio
The Bank:                                  (Dollars in thousands)

Total Capital (To Risk-
   Weighted Assets)......................      $23,013      11.7%       $15,748         8.0%       $19,684            10.0%
Tier 1 Capital (To Risk-
   Weighted Assets)......................       20,713      10.5        7,874           4 .0       11,811              6.0
Leverage Ratio (Tier 1 Capital                                          9,356
   To Average Assets)....................       20,713       8.9                        4 .0       11,695              5.0

     FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.


     Operational Standards.  FDICIA also granted the regulatory agencies
     ---------------------
authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -"6. Riegle Community Development and Regulatory Improvement Act of 1994" herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

     Brokered Deposits.  Effective June 16, 1992, FDICIA placed restrictions on
     -----------------
the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

     Lending.  New regulations were issued in the area of real estate lending,
     -------
prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

     Activities of State Banks.  FDICIA imposed restrictions on the activities
     -------------------------
of state-chartered banks which are otherwise authorized under state law. Generally, FDICIA restricts investments and activities of state banks, either directly or through subsidiaries, to those permissible for national banks, unless the FDIC has determined that such activities would not pose a risk to the insurance find of which the bank is a member and the bank is also in compliance with applicable capital requirements. This restriction effectively eliminated real estate investments authorized under California law.


     6.  Riegle Community Development and Regulatory Improvement Act of 1994
         -------------------------------------------------------------------

     The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

          .   less frequent regulatory examination schedules for small
          institutions;

          .   amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and

          .     amendments to the Truth in Lending Act to provide greater
          protection for consumers by reducing discrimination against the disadvantaged.

     The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and required a transition period in order to provide adequate time for compliance. This Act also required the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. The Paperwork Reduction and Regulatory Improvement Act also amended the BHCA and Securities Act of 1933 to simplify the formation of bank holding companies.

     7.  Safety and Soundness Standards
         ------------------------------

     The federal banking agencies have also adopted uniform guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits and asset quality and earnings. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     The federal banking agencies issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.


     8.  Consumer Protection Laws and Regulations
         ----------------------------------------

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the consumer privacy protections enacted pursuant to the GLB Act, banks are subject to many other federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

     The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

     The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

     The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

     The FH Act regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and; racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

     The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

     HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

     RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

     Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

     9.   Recent California Developments
          ------------------------------

     Effective January 1, 1998, California legislation eliminated the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment in capital and added as additional grounds to close a bank, if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million.

     In addition, California law provides the Commissioner with certain additional enforcement powers. For example, if it appears to the Commissioner that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the Commissioner can order the bank to comply with the law or to cease the unsafe or injurious practices or the Commissioner can close the bank. The Commissioner also has the power to suspend or remove the bank's officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.


     10.  Conclusion
          ----------

     As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Bank in particular. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over bank holding companies, banks and their directors and officers.

     Future legislation is also likely to impact the Company's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of doing business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Bank cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

     The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

Impact of Monetary Policies
---------------------------

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Bank's control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Bank cannot be predicted; however, depending on the degree to which the Bank's interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of increasing their net interest margin, while decreases in interest rates would have the opposite effect.

     In addition, adverse economic conditions could make a higher provision for loan losses more prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net income.


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


Distribution of Assets, Liabilities and Shareholders' Equity
------------------------------------------------------------

     The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:

                                    For Period Ended
                                      December 31,
                                     1999      1998
                                   --------   -------
                                 (Dollars in Thousands)
Assets

     Cash and Due From Banks....   $ 12,354   $ 8,351

     Time Deposits with Other
     Financial Institutions.....      7,571     9,145

     Investment Securities......     68,976    32,090

     Funds Sold.................     29,579    34,163

     Net Loans..................    100,303    79,964

     Other Assets...............      4,022     2,528
                                   --------  --------

          Total.................   $222,805  $166,241
                                   ========  ========

     Liabilities & Shareholders' Equity

          Deposits:

               Demand (non-interest
               bearing).................  $ 63,470  $ 43,087

               Savings..................     1,809     1,522

               Money Market Accounts....    85,120    66,056

               Time.....................    47,269    35,763
                                          --------  --------

                    Total Deposits......   197,668   146,428

          Securities Sold Under
          Agreements to Repurchase......       579       104

          Other Liabilities.............     2,356     2,117
                                          --------  --------

               Total Liabilities........   200,603   148,649
                                          --------  --------

          Shareholders' Equity..........    22,202    17,592
                                          --------  --------

               Total....................  $222,805  $166,241
                                          ========  ========

Interest Rates and Interest Differential
----------------------------------------

     The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:


                                    For Period Ended December 31,
                                1999                            1998
                    ---------------------------       -------------------------
                                Interest    Average           Interest   Average
                    Average     Income(2)/   Yield/   Average  Income(2)/  Yield/
                    Balance      Expense     Rate %   Balance   Expense    Rate %
                    -------    ---------    ------   -------  ---------  ------
                                     (Dollars in Thousands)
Interest
Earning
Assets:

Loans(1)            $102,633     $ 9,910     9.7%   $ 82,387   $ 8,517    10.3%

Investment
Securities            68,976       3,455     5.0%     32,090     1,766     5.5%

Funds Sold            29,579       1,486     5.0%     34,163     1,808     5.3%

Time Deposits
With Other
Financial
Institutions           7,571         406     5.4%      9,145       521     5.7%
                    --------     -------            --------   -------

Total
Interest
Earning
Assets              $208,759     $15,257     7.3%   $157,785   $12,612     8.0%
                    ========     =======            ========   =======


                       1999                         1998
            --------------------------   --------------------------
                     Interest  Average            Interest  Average
            Average  Income(2)/ Yield/   Average  Income(2)/ Yield/
            Balance   Expense   Rate %   Balance   Expense   Rate %
            -------  ---------  ------   -------  ---------  ------
                             (Dollars in Thousands)
Interest
Bearing
Liabilities:

Savings
deposits    $ 1,809   $   50     2.8%    $ 1,522   $    37     2.4%

Money
Market
Accounts     85,120    2,156     2.5%     66,056     1,544     2.3%

Time         47,269    2,238     4.7%    35,763     1,856    5.2%

Securities
sold under
agreements
to repur-
chase      $    579   $   17     2.9%  $    104   $     3    2.9%
           --------   ------           --------   -------

Total
interest
bearing
liabili-
ties       $134,777   $4,461     3.3%  $103,445   $ 3,440    3.3%
           ========   ======           ========   =======

__________

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $2,330,000 in 1999 and $2,423,000 in 1998.

(2)  Includes loan fees of $803,000 in 1999 and $655,000 in 1998.


     The following table shows the net interest earnings and the net yield on average interest earning assets:

                                                 1999        1998
                                              ---------   ---------
                                              (Dollars in Thousands)

Total interest income (1).................    $ 15,257     $ 12,612

Total interest expense....................       4,461        3,440
                                              --------     --------

Net interest earnings.....................    $ 10,796     $  9,172
                                              ========     ========

Average interest earning assets............   $208,759     $157,785

Net yield on average interest earning
assets.....................................       5.2%         5.8%

__________

(1)  Includes loan fees of $803,000 in 1999 and $655,000 in 1998.

     The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                         Increase (Decrease)          Increase (Decrease)
                           1999 over 1998                1998 over 1997
                     -------------------------      ------------------------
                     Volume      Rate      Net      Volume     Rate      Net
                                   (Dollars in Thousands)
Interest Income(1)
------------------

Loans (2)            $1,904     $(511)   $1,393     $(852)    $ 627    $(225)
Investment
securities            1,832      (143)    1,689       563       (74)     489

Funds sold             (234)      (88)     (322)      284       (45)     239

Interest on time
deposits with
other financial
institutions            (86)      (29)     (115)      251       (10)     241
                     ------     -----    ------     -----     -----    -----

Total
Interest
Earning
Assets               $3,416     $(771)   $2,645     $ 246     $ 498    $ 744
                     ======     =====    ======     =====     =====    =====


Interest Expense (1)
--------------------

Savings              $    8     $   5    $   13     $   6     $   1    $   7

Money market            474       138       612      (524)     (160)    (684)

Time                    525      (143)      382       798        31      829

Securities
sold under
agreements to
repurchase               14         0        14         0         3        3
                     ------     -----    ------     -----     -----    -----
Total interest
bearing liab-
ilities              $1,021     $   0    $1,021     $ 280     $(125)   $ 155
                     ======     =====    ======     =====     =====    =====

                                                                              48
__________

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Includes loan fees of $803,000 in 1999 and $655,000 in 1998.


Investment Securities
---------------------

     The following table shows fair value of the investment securities portfolio at December 31, 1999 and 1998:

                                               December 31,
                                              1999        1998
                                           -----------   -------
                                           (Dollars in Thousands)
U.S. Treasury Securities................... $ 5,007      $     0

Obligations of U.S. Government
Agencies and Corporations..................   3,447        5,999

Commercial Paper...........................  44,335       41,861
                                            -------      -------

  Total.................................... $52,789      $47,860
                                            =======      =======

     The maturity schedule and weighted average yields of investment securities at December 31, 1999 is as follows:

                                               Average
                                      Amount    Yield
                                      ------   -------
                                   (Dollars in Thousands)
U.S. Treasury Securities
------------------------

One year or less...................   $ 5,007    4.94%

Over one year......................         0    0.00%
                                      -------

    Category total.................   $ 5,007    4.94%

                                                                              49

U.S. Agency Securities
----------------------

One year or less...................   $ 3,447    5.62%

Over one year......................         0    0.00%
                                      -------

    Category total.................   $ 3,447    5.62%


Commercial Paper
----------------

One year or less...................   $44,335    5.99%

Over one year......................         0    0.00%
                                      -------

    Category total.................   $44,335    5.99%


Total Investment Portfolio
--------------------------

One year or less...................   $52,789    5.86%

Over one year through five years...         0    0.00%

Over five years....................         0    0.00%
                                      -------

    Total..........................   $52,789    5.86%
                                      =======

Loan Portfolio
--------------

  The loan portfolio consisted of the following at December 31, 1999 and 1998:

                                                              1999       1998
                                                            --------   -------
                                                          (Dollars in Thousands)
Commercial loans....................................        $42,789    $24,811

Real estate construction loans......................         19,267     15,702

Real estate loans...................................         56,741     46,251

Bankers acceptances.................................              0      6,681

Other loans.........................................            961        797
                                                            -------    -------

     Total loans....................................        $119,758   $94,242

Less - Allowances for loan losses...................           2,300     2,500

     - Deferred loan fees...........................             726       562
                                                            --------   -------

     Net loans......................................        $116,732   $91,180
                                                            ========   =======

Government guaranteed loans held for sale...........        $  5,084   $   521
                                                            ========   =======


Loan Maturities and Interest Rates
----------------------------------

     The following table shows the amounts of total loans outstanding as of December 31, 1999, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

     Aggregate maturities of loan balances
     which are due:

       In one year or less:

          Interest rates are floating or
          adjustable.......................  $56,772

          Interest rates are fixed or
          predetermined....................    1,653

       After one year but within five years:

          Interest rates are floating or
          adjustable.......................   48,303

          Interest rates are fixed or
          predetermined....................       75

       After five years but within ten years:

          Interest rates are floating or
          adjustable.......................   17,746

          Interest rates are fixed or
          predetermined....................        0

                                                                              51

     After ten years or more:

          Interest rates are floating or
          adjustable.......................         293

          Interest rates are fixed or
          predetermined....................           0
                                               --------

  Total....................................    $124,842
                                               ========

Non-Performing Loans
--------------------

     The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

     The following table shows the principal amount of nonperforming loans as of December 31, 1999 and 1998:

                                                December 31,
                                                1999    1998
                                                ----    ----
                                           (Dollars in Thousands)
Non-accrual loans

    Commercial....................             $ 129   $  85

    Real estate loans.............                 0     158

    Government guaranteed loans...                 0       0

    Bankers acceptances...........                 0       0

    Other loans...................                 0       0
                                               -----   -----

        Total.....................             $ 129   $ 243
                                               =====   =====

Accruing loans past due more than 90 days

    Commercial....................             $   0   $   0

    Real estate loans.............                 0       0

    Government guaranteed loans...           0     220

    Bankers acceptances...........           0       0

    Other loans...................           0       0
                                          ----    ----

        Total......................       $  0    $220
                                          ====    ====

     Except as may have been included in the above table, at December 31, 1999, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 1999, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $21,000 in 1999 had the loans been current in accordance with their original terms.

Summary of Loan Loss Experience
-------------------------------

     The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 1999 and 1998:

                                              1999      1998
                                              ----      ----
                                          (Dollars in Thousands)
Amount of loans outstanding at end of
period..................................... $124,842  $ 94,763
                                            ========  ========

Average amount of loans outstanding
before allowance for loan losses........... $102,633  $ 82,393
                                            ========  ========

Balance of allowance for loan losses at
beginning of period........................ $  2,500  $  2,400

Loans charged off:

     Commercial............................        0        19
     Real estate...........................       46         0

                                                                              53


     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................        0         0
                                              ------    ------

         Total loans charged off...........       46        19

Recoveries of loans previously charged off:

     Commercial............................       10        47
     Real estate...........................       42         0
     Government guaranteed loans...........        0         0
     Bankers acceptances...................        0         0
     Other.................................        0         0
                                              ------    ------

         Total loan recoveries.............       52        47
                                              ------    ------

Net loans (recovered) charged off..........        6       (28)
                                              ------     ------

Provisions charged to operating expense....     (206)       72
                                              ------     ------
Balance of allowance for possible loan
losses at end of period....................   $2,300     $2,500
                                              ======     ======

     The ratio of net loans charged off to average loans outstanding was (0.006)% and (0.03)% for the two years ended December 31, 1999 and 1998, respectively.

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

                                                    1999                  1998
                                                    ----                  ----
                                             Allowance    Ratio of  Allowance    Ratio of
                                             for          loans to  for          loans to
                                             possible     total     possible     total
                                             loan losses  loans     loan losses  loans
                                             -----------  --------  -----------  --------
Commercial loans........................       $  714         34%     $  472         26%
Real estate loans.......................        1,397         61%      1,009         65%
Gov't guaranteed........................            0          4%          0          1%
Bankers acceptances.....................            0          0%          0          7%
Other loans.............................            4          1%          4          1%
Unallocated.............................          185          0%      1,015          0%
                                               ------       ----      ------        ---

     Total..............................       $2,300        100%     $2,500        100%
                                               ======       ====      ======        ===

Deposits
--------

    The average amounts of deposits for the periods indicated are summarized below.

                                                                       1999       1998
                                                                       ----       ----
                                                                   (Dollars in Thousands)
     Demand Deposits..............................................   $ 63,470   $ 43,087

     Savings deposits, money market and
     time certificates of deposit of less
     than $100,000................................................    103,645     85,895

     Time certificates of deposit of
     $100,000 or more.............................................     30,553     17,446
                                                                     --------   --------

          Total...................................................   $197,668   $146,428
                                                                     ========   ========

    The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1999 is as follows:

                                            December 31, 1999
                                            -----------------
                                         (Dollars in Thousands)

     3 months or less..................           $24,867

     Over 3 through 6 months...........             2,652

     Over 6 through 12 months..........             4,778

     Over 12 months....................                 0
                                                  -------

             Total.....................           $32,297
                                                  =======

Selected Financial Ratios
-------------------------

     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

                                  1999    1998
                                 -----   -----
     Return on assets.........    0.8%    1.0%

     Return on equity.........    7.8%    9.7%

     Dividend payment ratio...    0.0%    0.0%

     Equity to assets ratio...   10.0%   10.6%

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

     The Bank's Merchant Services division is located at 28310 Roadside Drive, Suite 250, Agoura Hills, California. The premises consist of approximately 2,010 square feet which are provided under a lease which expires on October 31, 2002. The total monthly rental is $2,754, subject to annual adjustments of 4% and various operating costs.

     The Bank also subleases an office in an executive suite facility to house its Orange County Regional Office. The office is located at 2030 Main Street, Irvine, California, and consists of approximately 1440 square feet. The premises are provided under a lease which expires November 3, 2001 at a monthly rental of $4,464 plus a proportionate share of the building's operating costs.

     The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 1,984 square feet are provided under a lease which expires July 31, 2004 at a rental of $4,602 per month.


Item 3.  Legal Proceedings
--------------------------

Litigation
----------

     In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

     During 1999, the Company settled a suit filed by a former director of the Company. The effect on the Company's financial results was not material.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1999, no matters were submitted to a vote of the Company's shareholders.

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

                    1999                 1998
                    ----                 ----
               High       Low       High       Low
               ----       ---       ----       ---

1st Quarter    8 3/4     7 1/2     9 3/4      8 1/4

2nd Quarter    8 3/4     6 1/8    10          7 3/4

3rd Quarter    9 1/4     7 3/8    10 1/8      8 1/2

4th Quarter    8         7         8 7/8      7

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

     Holders of the Company's Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefore under the laws of the State of California. Under California law, the Company would be prohibited from paying dividends unless: (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend (i) the sum of the Company's assets would be at least equal to 125% of its liabilities, and (ii) the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least 125% of its current liabilities.

     Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $2,000,000, $100,000 and $230,000 in 1999, 1998
and 1997.

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


Item 6.  Selected Financial Data
--------------------------------

     The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                             1999       1998      1997       1996       1995
                           --------   --------  --------   --------   --------
Total assets               $233,033   $193,884  $162,445   $152,449   $137,810

Net loans                   121,816     91,701    78,720     87,602     85,327

Investment securities        59,712     58,003    33,057     32,059     22,003

Funds sold                   37,090     31,900    38,390     22,780     20,690

Total deposits              205,732    170,423   145,096    136,755    124,724

Shareholders' equity         20,703     20,470    15,423     14,316     12,259

Book value per share       $   7.73   $   7.22  $   6.38   $   5.95   $   5.11
  outstanding

     The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                                                    1999      1998      1997      1996      1995
                                                    ----      ----      ----      ----      ----
                                                    (Dollars in Thousands except for per share)

Interest income                                   $15,257    $12,612   $11,868   $11,463   $10,920
Interest expense                                    4,461      3,440     3,285     2,974     2,764
                                                  -------    -------   -------   -------   -------

Net interest income                                10,796      9,172     8,583     8,489     8,156
Provision for loan losses                            (206)        72       540         0       678
                                                  -------    -------   -------   -------   -------

Net interest income after
provision for loan losses                          11,002      9,100     8,043     8,489     7,478
Other income                                        1,796        858       695       700       447
Other expense                                       9,859      7,052     6,645     6,320     5,644
                                                  -------    -------   -------   -------   -------

Income (loss) before taxes and
effects of accounting change                        2,939      2,906     2,093     2,869     2,281
Provision (credit) for income
taxes                                               1,213      1,197       885       833       254
                                                  -------    -------   -------   -------   -------


Net income (loss)                                 $ 1,726    $ 1,709   $ 1,208   $ 2,036   $ 2,027

Basic earnings (loss) per
 common share outstanding                         $  0.61    $  0.66   $  0.50   $  0.85   $  0.85

Cash dividends declared per
share                                             $  0.00    $  0.00   $  0.00   $  0.00   $  0.00

     The number of shares outstanding (net of unearned ESOP shares) was 2,677,000 in 1999, 2,837,000 in 1998, 2,416,000 in 1997, 2,406,000 in 1996, and
2,398,800 for 1995.

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

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


     Summary

     First Regional Bancorp (the "Company") has not conducted any significant business activities independent of First Regional Bank (the "Bank") since the reorganization of the Bank on March 8, 1982. Therefore, the following discussion and analysis relates primarily to the Bank and its two reportable business segments consisting of core bank operations and the administration and custodial services in relation to the formation of Trust Administration Services Corp.
(TASC) during the current year.  For segment reporting financial information see
Note 17 of the Consolidated Financial Statements.


     Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

     Administration and Custodial Services - The principal business activity of this segment is providing administrative and custodial services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.


     The Company achieved continued profitability in 1999, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made in 1995, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 1997, 1998 and 1999. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets. The low levels of problem assets continue to result in higher revenues due to additional funds being available for investment, and also eliminated the need for large loan loss provisions or real estate writedowns.

     Average assets in 1999 were $222,805,000 compared to $166,241,000 in 1998 and $152,151,000 in 1997. As was the case in 1998 and 1997, the Company's asset growth in 1999 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $1,726,000 in 1999 compared to a profit of $1,709,000 in 1998 and a profit of $1,208,000 in 1997.


     Net Interest Income
     -------------------

     Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 1998, in 1999 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased significantly during 1999. The 1999 asset growth reflects a corresponding increase in total deposits. While the deposit growth was centered in money market deposits, there was also significant growth in savings deposits and noninterest bearing deposits, while time deposits experienced some decline. The increase in money market deposits was due to both the deposits of Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans and to a new program to provide deposit services to Bankruptcy Trustees. Deposit interest rates increased slightly in 1999 after remaining essentially stable during 1998 and 1997, the higher deposit levels led to significant increases in interest expense in 1999 after remaining relatively stable the prior two years.

     Other Operating Income
     ----------------------

     Other operating income increased substantially in 1999 and 1998 after remaining generally stable in 1997. Other operating income for 1999 was $1,796,000, versus $858,000 in 1998 and $695,000 for the year 1997. The Bank's new Trust Administration Services Corp. (TASC), a new wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue that totaled $618,000 during 1999; there was no such revenue in the prior years. The Bank's merchant services operation started in 1997, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $513,000 in 1999, $350,000 in 1998 and compared to $14,000 in 1997. The 1999 other operating income figure included gains on sales of land of $138,000. The 1998 figure included gains on sales of land of $86,000 while the 1997 figure includes gains on sales of land of

$179,000 and gains on sales of loans of $136,000. Customer service fees continued their decline of the past several years.



Loan Portfolio and Provision for Loan Losses
--------------------------------------------

     The loan portfolio consisted of the following at December 31, 1999 and 1998:

                                                                    1999          1998
                                                                    ----          ----
                                                                  (Dollars in Thousands)
Commercial loans..............................................    $ 42,789       24,811
Real estate construction loans................................      19,267       15,702
Real estate loans.............................................      56,741       46,251
Bankers acceptances...........................................           0        6,681
Other loans...................................................         961          797
                                                                  --------       ------

                        Total loans...........................    $119,758       94,242

Less - Allowances for loan losses                                    2,300        2,500
     - Deferred loan fees.....................................         726          562
                                                                  --------       ------

                        Net loans.............................    $116,732       91,180
                                                                  ========      =======
Government guaranteed loans held for sale.....................    $  5,084      $   521
                                                                  ========      =======


     The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. While the recent economic recession in California appears to be giving way to full recovery, its impact on the payment performance of the Bank's borrowers has not been a significant factor in recent years. More important, the Company's emphasis on maintaining high asset quality continued in 1999, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled just $129,000 at the end of 1999, down from $243,000 on December 31, 1998, and compared to $338,000 at the end of 1997. Management believes the allowance for possible loan losses as of December 31, 1999 was adequate in relation to both existing and potential risks in the loan portfolio.

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


                                  1999                       1998
                                  ----                       ----
                         Allowance     Ratio of     Allowance      Ratio of
                         for           loans to     for            loans
                         possible      total        possible       total
                         loan losses   loans        loan losses    loans
                         -----------   --------     -----------    -------
Commercial loans......        $  714        34%          $  472        26%
Real estate loans.....         1,397        61%           1,009        65%
Gov't guaranteed......             0         4%               0         1%
Bankers acceptances                0         0%               0         7%
Other loans...........             4         1%               4         1%
Unallocated...........           185         0%           1,015         0%
                              ------       ----          ------       ----

      Total...........        $2,300       100%          $2,500       100%
                              ======       ====          ======       ====


     The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, in 1999 provisions of $(206,000) were made to the reserve for loan losses, $46,000 in loans were charged off, and $52,000 in loans previously charged off were recovered. By way of comparison, in 1998 provisions of $72,000 were made to the reserve for loan losses, $19,000 in loans were charged off, and $47,000 in loans previously charged off were recovered. During 1997 provisions of $540,000 were made to the reserve for loan losses, $719,000 in loans were charged off, and $279,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for possible loan losses at the end of 1999 to $2,300,000 (or 1.9% of total loans), compared to $2,500,000 (or 2.7% of total loans) at December 31, 1998, and compared to $2,400,000 (or 2.9% of total loans) at the end of 1997.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. In 1999, the Company identified loans having an aggregate average balance of $243,000 which it concluded were impaired under SFAS No. 114. During 1998, the Company had identified loans having an aggregate average balance of $370,000 which it concluded were impaired. In contrast, during 1997 the Company had identified loans having an aggregate average balance of $1,783,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans.

     Operating Expenses
     ------------------

     Total operating expenses rose in 1999, to $9,859,000 from $7,052,000 in 1998 and $6,645,000 in 1997. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

     Salaries and related benefits expense increased again in 1999, rising to $5,344,000 from a 1998 total of $3,555,000 and from $2,915,000 in 1997. The increase in this expense category principally reflects the increases in staffing which took place due to the addition of the new TASC operation as well as staffing in the new regional offices as part of the Company's growth initiative and which have continued through 1999. Occupancy expense rose in 1999, to $694,000 from $410,000 in 1998 and a 1997 total of $393,000; the increases reflect the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation. Real estate expense from prior years was reversed leaving income of $139,000 in 1999 and $33,000 in 1998 in contrast to real estate expense of $3,000 in 1997. Custodial and other services to customers declined again in 1999 as they did in both 1998 and 1997, standing at $168,000 for the year after $553,000 for 1998 versus $987,000 in 1997. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses rose again in 1999 as they did in 1998 and 1997. Other expenses totaled $3,792,000 in 1999 compared to $2,567,000 in 1998, which was increased from $2,347,000 in 1997. Other expenses in 1999 include professional services of $607,000 an increase from the prior year when professional services were $330,000 for 1998, a significant reduction after totaling $865,000 in 1997. Other expenses in 1997 include an increase in legal fees relating to collection of non-performing loans and the termination of the Company's deposit relationship with Transcorp Pension Services; data processing fees rose in 1999 to $545,000 compared to $365,000 in 1998 and $254,000 in 1997. A positive factor was the continued low level of premiums for FDIC insurance, reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined by applicable statute. General insurance increased to $212,000 during 1999 from $120,000 during 1998 and $108,000 for 1997. Most of the remaining categories of other expense generally remained stable: directors fees rose to $73,000 in 1999, and 72,000 in 1998 due to an increase in outside directors during 1998 from $46,000 in 1997; and other expenses, which rose to $1,573,000 in 1999 from $1,192,000 in 1998 and $708,000 in 1997 principally due to higher costs of services provided to customers.

     Taxes
     ------

     The combined effects of the activity described above resulted in Income Before Taxes of $2,939,000 in 1999, up from $2,906,000 in 1998, and up sharply from $2,093,000 in 1997. In 1999, the Company recorded tax provisions of $1,213,000. During 1998, the Company recorded tax provisions of $1,197,000 and during 1997, the company recorded tax provisions of $885,000. As a result, the Company generated Net Income of $1,726,000 in 1999, compared to $1,709,000 in 1998, and versus Net Income of $1,208,000 in 1997.

     Liquidity, Sources of Funds, and Capital Resources
     --------------------------------------------------

     The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $106,876,000 and $99,180,000 (or 51.9% and 58.0% of total deposits) at
December 31, 1999 and 1998, respectively. The ratio of net loans to deposits was 56.7% and 53.5% at the end of 1999 and 1998, respectively.

     In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans. Deposits held for TASC clients by the bank represent approximately 16% of the Bank's total deposits as of December 31, 1999.

     Prior to the commencement of the TASC operations, the bank had a long-term relationship with Transcorp Pension Services, Inc. (Transcorp). The Bank's deposit and service relationships with Transcorp ended in 1999. Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 0% and 13% of the Bank's total deposits as of December 31, 1999 and 1998, respectively.

    The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Agency securities and commercial paper. No gains or losses were recorded on securities sales during 1999 or 1998. In 1997, the Bank generated net gains of $23,000 on sales of securities. As of December 31, 1999 the Bank's investment portfolio contained no gross unrealized gains and gross unrealized losses of $2,000, for net unrealized gains of $1,000; as of December 31, 1998 the Bank's investment portfolio contained gross unrealized gains of $3,000 and gross unrealized losses of $2,000, for net unrealized gains of $1,000. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $1,000 (net of taxes) decrease in shareholders' equity as of December 31, 1999, and a $1,000 increase (net of taxes) in the Company's shareholders' equity as of December 31, 1998. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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

                                                                      One month      Six months
                                            Floating   Less than    but less than   but less than
Category                                      Rate     one month     six months        one year
===============================             ========   ==========   =============   =============
Fed funds sold                                37,090           0                0               0
Time deposits with                                 0       1,680            5,243               0
 other banks
Investment securities                              0       9,973           42,816               0
                                             -------      ------           ------          ------
  Subtotal                                    37,090      11,653           48,059               0

Loans                                        120,088         160              208           1,285
                                             -------      ------           ------          ------
  Total earning assets                       157,178      11,813           48,267           1,285

Cash and due from banks                            0           0                0               0
Premises and equipment                             0           0                0               0
Other real estate owned                            0           0                0               0
Other assets                                       0           0                0               0
                                             -------      ------           ------          ------
  Total non-earning assets                         0           0                0               0
                                             -------      ------           ------          ------

  Total assets                               157,178      11,813           48,267           1,285


Funds purchased                                    0           0                0               0
Repurchase agreements                              0           0                0               0
                                             -------      ------           ------          ------
  Subtotal                                         0           0                0               0

Savings deposits                               8,605           0                0               0
Money market deposits                         87,670           0                0               0
Time deposits                                      0      21,095           15,809           6,845
                                             -------      ------           ------          ------
  Total bearing liabilities                   96,275      21,095           15,809           6,845

Demand deposits                                    0           0                0               0
Other liabilities                                  0           0                0               0
Equity capital                                     0           0                0               0
                                             -------      ------           ------          ------
  Total non-bearing liabilities                    0           0                0               0
                                             -------      ------           ------          ------

  Total liabilities                           96,275      21,095           15,809           6,845

    GAP                                       60,903      (9,282)          32,458          (5,560)

    Cumulative GAP                            60,903      51,621           84,079          78,519

                                        One year                        Non-interest
                                     but less than    Five years          earning
Category                               five years      or more           or bearing      Total
===============================      =============    ==========        ============    =======
Fed funds sold                                   0             0                   0     37,090
Time deposits with                               0             0                   0      6,923
 other banks
Investment securities                            0             0                   0     52,789
                                            ------        ------             -------    -------
  Subtotal                                       0             0                   0     96,802

Loans                                           75             0                   0    121,816
                                            ------        ------             -------    -------
  Total earning assets                          75             0                   0    218,618

Cash and due from banks                          0             0              10,074     10,074
Premises and equipment                           0             0               1,172      1,172
Other real estate owned                          0             0                   0          0
Other assets                                     0             0               3,169      3,169
                                            ------        ------             -------    -------
  Total non-earning assets                       0             0              14,415     14,415
                                            ------        ------             -------    -------

  Total assets                                  75             0              14,415    233,033


Funds purchased                                  0             0                   0          0
Repurchase agreements                            0             0                   0          0
                                            ------        ------             -------    -------
  Subtotal                                       0             0                   0          0

Savings deposits                                 0             0                   0      8,605
Money market deposits                            0             0                   0     87,670
Time deposits                                  303             0                   0     44,052
                                            ------        ------             -------    -------
  Total bearing liabilities                    303             0                   0    140,327

Demand deposits                                  0             0              65,405     65,405
Other liabilities                                0             0               6,598      6,598
Equity capital                                   0             0              20,703     20,703
                                            ------        ------             -------    -------
  Total non-bearing liabilities                  0             0              92,706     92,706
                                            ------        ------             -------    -------

  Total liabilities                            303             0              92,706    233,033

    GAP                                       (228)            0             (78,291)         0

    Cumulative GAP                          78,291        78,291                   0          0

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

     The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $20,703,000 and $20,470,000 as of December 31, 1999 and 1998, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                        12-31-99      12-31-98
                                        --------      --------
Leverage Ratio (Tier I Capital
to Assets):
First Regional Bancorp                    8.90%        11.17%
Regulatory requirement                    4.00%         4.00%

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

     In addition, bank regulators have issued new risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                        12-31-99      12-31-98
                                        --------      --------
Tier I Capital to Assets:
     First Regional Bancorp              10.50%        14.35%
     Regulatory requirement               4.00%         4.00%

Tier I + Tier II Capital to Assets:
     First Regional Bancorp              11.70%        15.60%
     Regulatory requirement               8.00%         8.00%

     The Company believes that it will continue to meet all applicable capital standards.

     During 1998, First Regional's capital was substantially increased through a private placement offering of common shares at a price of $9.00 per share. This transaction strengthens the Company's already solid financial foundation, and thus provides the basis for additional future growth.

     During that year the company also established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This new Plan will build the capital base of First Regional Bank and provide its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.

     During 1999, the company repurchased 275,800 shares of its outstanding common stock at a total cost of $2,059,000. As the average price paid for the repurchased shares was less than the book value per share outstanding, these purchases resulted in an increase in book value per share of the remaining outstanding shares, thus benefiting existing shareholders.


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

(b)  Exhibits

     See Index to Exhibits which is part of this Form 10-K.

     (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)  Reports on Form 8-K

     A Form 8-K report was filed by the Company on December 8, 1999 relating to both 1) the settlement of the Rubin lawsuit and the pursuant resignation from the Board of Directors and 2) the stock repurchase from an unrelated party pursuant to the Company's previously announced repurchase program.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First Regional Bancorp


                            By: /s/ Jack A. Sweeney
                                --------------------------------------
                                Jack A. Sweeney, Chairman of the Board
                                Chief Executive Officer

                            Date:  March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                      Date

/s/ Jack A. Sweeney         Director, Chairman         March 23, 2000
-----------------------     of the Board and Chief
Jack A. Sweeney             Executive Officer

/s/ Lawrence J. Sherman     Director, Vice Chairman    March 23, 2000
------------------------    of the Board
Lawrence J. Sherman

/s/ H. Anthony Gartshore    Director and President     March 23, 2000
------------------------
H. Anthony Gartshore

/s/ Thomas McCullough       Director, Chief            March 23, 2000
------------------------    Financial Officer and
Thomas E. McCullough        Chief Accounting
                            Officer

/s/ Gary Horgan             Director                   March 23, 2000
---------------------
Gary Horgan

/s/ Fred M. Edwards         Director                   March 23, 2000
------------------------
Fred M. Edwards

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                            Page in Form 10-K
--------------------                            -----------------

First Regional Bancorp and Subsidiary:

Report of Independent Auditors..................   76

Consolidated Balance Sheets as of
December 31, 1999 and 1998......................   77

Consolidated Statements of Earnings for
the years ended December 31, 1999, 1998,
1997............................................   78

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 1999,
1998, and 1997..................................   80

Consolidated Statements of Cash Flows for
the years ended December 31, 1999, 1998,
and 1997........................................   81

Notes to Consolidated Financial Statements......   83


First Regional Bancorp (Parent Company):

Note 16 to Consolidated Financial
Statements......................................   97

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

                               -------------------------------------------
                                 First Regional Bancorp
                                 and Subsidiary

                                 Consolidated Financial Statements as of
                                 December 31, 1999 and 1998 and for
                                 Each of the Three Years in the Period
                                 Ended December 31, 1999 and
                                 Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 1999 and 1998, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



January 28, 2000

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                                                1999                   1998
  Cash and due from banks (Note 6)                                                 $ 10,074,000          $  9,277,000
  Federal funds sold                                                                 37,090,000            31,900,000
                                                                                   ------------          ------------

  Cash and cash equivalents                                                          47,164,000            41,177,000
  Investment securities available for sale, amortized cost $52,791,000
    and $47,859,000 (Note 2)                                                         52,789,000            47,860,000
  Interest-bearing deposits in financial institutions                                 6,923,000            10,143,000
  Loans, net (Note 3)                                                               116,732,000            91,180,000
  Government guaranteed loans, held for sale, at lower of cost or
    market (Note 3)                                                                   5,084,000               521,000
  Premises and equipment, net (Note 4)                                                1,172,000               790,000
  Accrued interest receivable and other assets (Note 14)                              2,468,000             1,287,000
  Income tax assets (Note 5)                                                            701,000               926,000
                                                                                   ------------          ------------

TOTAL                                                                              $233,033,000          $193,884,000
                                                                                   ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 12, 14, and 15):
    Noninterest bearing                                                            $ 65,405,000          $ 61,964,000
    Interest bearing:
      Time deposits                                                                  44,052,000            51,154,000
      Money market deposits                                                          87,670,000            49,991,000
      Other                                                                           8,605,000             7,314,000
                                                                                   ------------          ------------

          Total deposits                                                            205,732,000           170,423,000
  Note payable (Note 10)                                                              1,313,000             1,463,000
  Accrued interest payable and other liabilities                                      5,285,000             1,528,000
                                                                                   ------------          ------------

          Total liabilities                                                         212,330,000           173,414,000
                                                                                   ------------          ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (Notes 7, 8, 9, and 10):
  Common stock, no par value; authorized, 50,000,000 shares;
    outstanding, 2,809,000 (1999) and 2,983,000 (1998) shares                        14,410,000            16,034,000
  Unearned ESOP shares; 132,000 in 1999 and 146,000 in 1998                          (1,244,000)           (1,386,000)
                                                                                   ------------          ------------

           Total common stock, no par value; outstanding
              2,677,000 (1999) and 2,837,000 (1998) shares                           13,166,000            14,648,000
  Retained earnings                                                                   7,538,000             5,821,000
  Accumulated other comprehensive (loss) income                                          (1,000)                1,000
                                                                                   ------------          ------------

          Total shareholders' equity                                                 20,703,000            20,470,000
                                                                                   ------------          ------------

TOTAL                                                                              $233,033,000          $193,884,000
                                                                                   ============          ============

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                                  1999           1998           1997
INTEREST INCOME:
  Interest on loans                                                           $ 9,910,000    $ 8,517,000    $ 8,742,000
  Interest on deposits in financial institutions                                  406,000        521,000        280,000
  Interest on federal funds sold                                                1,486,000      1,808,000      1,569,000
  Interest on investment securities                                             3,455,000      1,766,000      1,277,000
                                                                              -----------    -----------    -----------

          Total interest income                                                15,257,000     12,612,000     11,868,000
                                                                              -----------    -----------    -----------

INTEREST EXPENSE:
  Interest on deposits (Notes 12 and 14)                                        4,444,000      3,437,000      3,285,000
  Interest on other borrowings                                                     17,000          3,000
                                                                              -----------    -----------    -----------

          Total interest expense                                                4,461,000      3,440,000      3,285,000
                                                                              -----------    -----------    -----------

NET INTEREST INCOME                                                            10,796,000      9,172,000      8,583,000

PROVISION FOR LOAN LOSSES (Note 3)                                               (206,000)        72,000        540,000
                                                                              -----------    -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                              11,002,000      9,100,000      8,043,000
                                                                              -----------    -----------    -----------

OTHER OPERATING INCOME:
  Customer service fees (Note 14)                                               1,468,000        680,000        291,000
  Other                                                                           328,000        178,000        404,000
                                                                              -----------    -----------    -----------

          Total other operating income                                          1,796,000        858,000        695,000
                                                                              -----------    -----------    -----------

OTHER OPERATING EXPENSES:
  Salaries and related benefits (Notes 6 and 10)                                5,344,000      3,555,000      2,915,000
  Occupancy expenses (Note 4)                                                     694,000        410,000        393,000
  Custodial and other service (Note 14)                                           168,000        553,000        987,000
  Real estate (income) expense, net                                              (139,000)       (33,000)         3,000
  Other expenses (Note 13)                                                      3,792,000      2,567,000      2,347,000
                                                                              -----------    -----------    -----------

          Total other operating expenses                                        9,859,000      7,052,000      6,645,000
                                                                              -----------    -----------    -----------

 See notes to consolidated financial statements.
                                                                 (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                                1999          1998           1997
INCOME BEFORE PROVISION FOR INCOME TAXES                                      $2,939,000    $2,906,000    $2,093,000

PROVISION FOR INCOME TAXES (Note 5)                                            1,213,000     1,197,000       885,000
                                                                              ----------    ----------    ----------

NET INCOME                                                                    $1,726,000    $1,709,000    $1,208,000
                                                                              ==========    ==========    ==========


BASIC EARNINGS PER COMMON SHARE (Note 8)                                      $     0.61    $     0.66    $     0.50
                                                                              ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE (Note 8)                                    $     0.59    $     0.62    $     0.46
                                                                              ==========    ==========    ==========

See notes to consolidated financial statements.
                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                         Common Stock                             Accumulated
                                                  ---------------------------                        Other
                                                    Shares                         Retained      Comprehensive    Comprehensive
                                                  Outstanding        Amount        Earnings      Income (Loss)       Income
BALANCE, JANUARY 1, 1997                            2,406,000     $11,332,000     $2,958,000         $ 26,000

  Options exercised, including
    tax benefit                                        40,000         102,000
  Common stock repurchased and
    retired                                           (30,000)       (148,000)       (38,000)
  Comprehensive income:
    Net income                                                                     1,208,000                        $1,208,000
    Other comprehensive income -
      Net change in unrealized gain
        (loss) on securities available
        for sale, net of tax                                                                          (17,000)         (17,000)
                                                                                                                    ----------

    Comprehensive income                                                                                            $1,191,000
                                                   ----------     -----------     ----------       ----------       ==========

BALANCE, DECEMBER 31, 1997                          2,416,000      11,286,000      4,128,000            9,000

  Common stock repurchased
    and retired                                        (4,000)        (20,000)       (16,000)
  Common stock issued in private
      placement and for ESOP                          503,000       4,574,000
  Unearned ESOP shares                               (146,000)     (1,386,000)
  Options exercised, including
    tax benefit                                        68,000         194,000
  Comprehensive income:
    Net income                                                                     1,709,000                        $1,709,000
    Other comprehensive income -
        Net change in unrealized gain
          (loss) on securities available
          for sale, net of tax                                                                         (8,000)          (8,000)
                                                                                                                    ----------

    Comprehensive income                                                                                            $1,701,000
                                                   ----------     -----------     ----------       ----------       ==========

BALANCE, DECEMBER 31, 1998                          2,837,000      14,648,000      5,821,000            1,000

  Common stock repurchased
    and retired                                      (276,000)     (2,050,000)        (9,000)
  Common stock issued in private
      placement                                        23,000         205,000
  Earned ESOP shares                                   15,000         142,000
  Options exercised, including
    tax benefit                                        78,000         221,000
  Comprehensive income:
    Net income                                                                     1,726,000                        $1,726,000
    Other comprehensive income -
        Net change in unrealized gain
          (loss) on securities available
          for sale, net of tax                                                                         (2,000)          (2,000)
                                                                                                                    ----------

  Comprehensive income                                                                                              $1,724,000
                                                   ----------     -----------     ----------       ----------       ==========
BALANCE, DECEMBER 31, 1999                          2,677,000     $13,166,000     $7,538,000       $   (1,000)
                                                   ==========     ===========     ==========       ==========

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                           1999            1998            1997
OPERATING ACTIVITIES:
  Net income                                                          $   1,726,000    $  1,709,000    $  1,208,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                          (206,000)         72,000         540,000
    Provision for depreciation                                              193,000         136,000          88,000
    Gain on sale of investment securities, net                                                              (23,000)
    Gain on sale of real estate                                            (138,000)        (86,000)       (179,000)
    Amortization of investment securities premiums
      and discounts, net                                                   (228,000)       (287,000)       (261,000)
    Gain on sale of loans                                                                    (9,000)       (103,000)
    (Gain) loss on sale of premises and equipment                            (1,000)          4,000         (15,000)
    Amortization of loan premiums and discounts, net                       (308,000)       (464,000)       (977,000)
    (Increase) decrease in interest receivable
      and other assets                                                   (1,181,000)       (181,000)      1,418,000
    Increase (decrease) in interest payable
      and other liabilities                                               3,757,000        (398,000)        659,000
    Deferred income tax provision (benefit)                                  86,000        (212,000)         (4,000)
    Deferred compensation expense                                           142,000
                                                                      -------------    ------------    ------------

          Net cash provided by operating activities                       3,842,000         284,000       2,351,000
                                                                      -------------    ------------    ------------

INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in financial institutions                                    3,220,000      (3,517,000)     (1,384,000)
  Net increase in loans                                                 (29,378,000)    (13,017,000)       (263,000)
  Proceeds from sale of loans                                                               452,000       7,275,000
  Purchases of investment securities                                   (199,162,000)    (88,500,000)    (39,158,000)
  Proceeds from maturities of investment securities                     194,287,000      67,346,000      22,474,000
  Proceeds from sales of investment securities                                                           17,328,000
  Purchases of premises and equipment                                      (574,000)       (352,000)       (425,000)
  Proceeds from sale of premises and equipment                                              120,000          16,000
  Proceeds from sale of real estate                                         138,000          86,000       2,589,000
                                                                      -------------    ------------    ------------

           Net cash (used in) provided by investing
             activities                                                 (31,469,000)    (37,382,000)      8,452,000
                                                                      -------------    ------------    ------------

See notes to consolidated financial statements.
                                                                    (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                          1999            1998            1997
FINANCING ACTIVITIES:
  Net (decrease) increase in time deposits                             $(7,102,000)    $19,785,000     $ 5,367,000
  Net increase in noninterest-bearing deposits
    and other interest-bearing deposits                                 42,411,000       5,542,000       2,974,000
  Decrease in note payable                                                (150,000)        (37,000)
  Sales of common stock                                                    205,000       4,688,000
  Stock options exercised                                                  309,000          96,000
  Common stock repurchased and retired                                  (2,059,000)        (36,000)       (186,000)
                                                                       -----------     -----------     -----------

          Net cash provided by financing activities                     33,614,000      30,038,000       8,155,000
                                                                       -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         5,987,000      (7,060,000)     18,958,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           $41,177,000      48,237,000      29,279,000
                                                                       -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $47,164,000     $41,177,000     $48,237,000
                                                                       ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Issuance of debt for ESOP shares                                                     $ 1,500,000
  Acquisition of other real estate owned through
    foreclosure                                                                                        $ 2,410,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                        $ 4,002,000     $ 3,354,000     $ 3,272,000
  Income taxes paid                                                    $   853,000     $ 1,397,000     $   625,000

See notes to consolidated financial statements.                      (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through their branches and loan production offices. The Company's primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. The Company has two operating segments as discussed in Note 17. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the banking industry. The following are descriptions of the more significant of these policies.

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

   Loans - Loans are carried at face amount less payments collected, deferred fees, and allowances for loan losses. Interest on loans is accrued monthly on a simple-interest basis. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment.

   Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. Those loans are secured by real estate and are due in amortizing installments over periods of up to 40 years. The loans bear contractual interest at various rates above national prime lending rates and were generally purchased at premiums. Premiums on purchases of government guaranteed loans are amortized on a level-yield method over the estimated lives of the loans, considering estimated prepayments.

   When a decision to sell a loan is made, the loan is classified as held for sale and carried at the lower of cost or market value. Government guaranteed loans are generally classified as held for sale. Gains or losses on the sale of loans are determined on a specific-identification basis and reported in earnings.

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

   All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below-market interest rate, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

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

   Other Real Estate Owned - Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank has no other real estate owned as of December 31, 1999.

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

   Earnings per Common Share - Basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 8.

   Administrative and Custodial Services - Trust Administrative Services Corp. ("TASC"), a wholly owned subsidiary of the Bank, maintains funds as a custodian for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets, because they are not assets or liabilities of the

   Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

   Stock Compensation Plans - The Company grants stock options to key executives under its stock option plans. The options are accounted for using the intrinsic value method. Because the options have exercise prices no less than the fair market value of the stock at the grant dates, intrinsic value of the options is zero and no compensation expense is recorded for the options.

   Employee Stock Ownership Plan and Trust - The debt of the Employee Stock Ownership Plan and Trust ("ESOP") is recorded as debt of the Company, and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

   Current Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.


2. INVESTMENT SECURITIES

   The amortized cost and estimated fair values of securities available for sale as of December 31, 1999 and 1998 were as follows:

                                                             Gross               Gross
                                       Amortized           Unrealized          Unrealized       Fair
1999                                      Cost               Gains               Losses         Value
U.S. Treasury securities               $ 5,009,000            $    -           $(2,000)     $ 5,007,000
U.S. agency securities                   3,447,000                                            3,447,000
Commercial paper                        44,335,000                                           44,335,000
                                       -----------            ------           -------      -----------

                                       $52,791,000            $    -           $(2,000)     $52,789,000
                                       ===========            ======           =======      ===========

1998

U.S. agency securities                 $ 5,998,000            $1,000           $     -      $ 5,999,000
Commercial paper                        41,861,000                                           41,861,000
                                       -----------            ------           -------      -----------

                                       $47,859,000            $1,000           $     -      $47,860,000
                                       ===========            ======           =======      ===========

   All securities held at December 31, 1999 are scheduled to mature in 2000.

   The Bank's investments in commercial paper are subject to credit risk. The Bank's policy is to purchase commercial paper rated "A1" by Moody's or "P1" by Standard & Poor's. All purchases are reviewed and approved by the Investment Committee.

   Securities carried at $8,000,000 and $6,000,000 were pledged as of December 31, 1999 and 1998, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3. LOANS

   The loan portfolio consisted of the following at December 31, 1999 and 1998:

                                                                 1999                     1998
Real estate loans                                            $ 56,741,000             $46,251,000
Commercial loans                                               42,789,000              24,811,000
Real estate construction loans                                 19,267,000              15,702,000
Bankers' acceptances                                                                    6,681,000
Other loans                                                       961,000                 797,000
                                                             ------------             -----------

                                                              119,758,000              94,242,000
Allowance for loan losses                                      (2,300,000)             (2,500,000)
Deferred loan fees, net                                          (726,000)               (562,000)
                                                             ------------             -----------

Loans, net                                                   $116,732,000             $91,180,000
                                                             ============             ===========

Government guaranteed loans held for sale                    $  5,084,000             $   521,000
                                                             ============             ===========



   The Bank's lending is concentrated in real estate and businesses in Southern California. From time to time, this area has experienced adverse economic conditions. Future declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date. No industry constitutes a concentration in the Bank's portfolio, except the real estate construction industry.

   An analysis of the activity in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                               1999                   1998                   1997
Balance, beginning of year                                  $2,500,000             $2,400,000             $2,300,000
Provision for loan losses (reversal)                          (206,000)                72,000                540,000
Loans charged off                                              (46,000)               (19,000)              (719,000)
Recoveries on loans previously charged off                      52,000                 47,000                279,000
                                                            ----------             ----------             ----------

Balance, end of year                                        $2,300,000             $2,500,000             $2,400,000
                                                            ==========             ==========             ==========


   Management believes the allowance for loan losses as of December 31, 1999 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions upon examination of the Bank by such authorities.

   At December 31, 1999 and 1998, the recorded investment in loans for which impairment had been recognized was $129,000 and $463,000, with specific reserves of $65,000 and $121,000, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $243,000 and $370,000, respectively. Interest income on impaired loans of $0, $43,000, and $45,000 was recognized for cash payments received in 1999, 1998, and 1997, respectively.

   In the ordinary course of business, the Bank may grant loans to its directors and executive officers. The Bank had no loans outstanding to directors and executive officers at December 31, 1999 or 1998.

4. PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following as of December 31, 1999 and 1998:

                                                                1999                   1998
Furniture, fixtures, and equipment                          $ 2,559,000            $ 2,020,000
Leasehold improvements                                          591,000                555,000
                                                            -----------            -----------

                                                              3,150,000              2,575,000
Accumulated depreciation and amortization                    (1,978,000)            (1,785,000)
                                                            -----------            -----------

Premises and equipment, net                                 $ 1,172,000            $   790,000
                                                            ===========            ===========


   Rental expense for premises included in occupancy expenses for 1999, 1998, and 1997 was approximately $664,000, $385,000, and $366,000, respectively.

   The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 1999, excluding the effect of future cost-of-living increases provided for in the leases, and net of sublease income:

                                   Minimum
         Year Ended                 Rental
        December 31,              Commitments

            2000                  $  637,000
            2001                     556,000
            2002                     506,000
            2003                     126,000
            2004                      30,000
                                  ----------

            Total                 $1,855,000
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

5. INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997, consists of the following:

                                                1999                   1998                  1997
Current provision:
  Federal                                    $  771,000             $1,068,000             $652,000
  State                                         356,000                341,000              237,000
                                             ----------             ----------             --------

                                              1,127,000              1,409,000              889,000
                                             ----------             ----------             --------

Deferred provision (benefit):
  Federal                                       119,000               (190,000)              (3,000)
  State                                         (33,000)               (22,000)              (1,000)
                                             ----------             ----------             --------

                                                 86,000               (212,000)              (4,000)
                                             ----------             ----------             --------

Total                                        $1,213,000             $1,197,000             $885,000
                                             ==========             ==========             ========



   Income tax (liabilities) assets consisted of the following at December 31, 1999 and 1998:

                                                                1999                1998
Income taxes currently (payable) receivable:
  Federal                                                     $(68,000)           $ 34,000
  State                                                         18,000              57,000
                                                              --------            --------

                                                               (50,000)             91,000
                                                              --------            --------

Deferred income tax asset:
  Federal                                                      497,000             614,000
  State                                                        254,000             221,000
                                                              --------            --------

                                                               751,000             835,000
                                                              --------            --------

Total                                                         $701,000            $926,000
                                                              ========            ========

   The components of the net deferred income tax asset at December 31 are summarized as follows:

Federal                                               1999                 1998

Deferred tax liabilities:
  Prepaid expenses                                  $(118,000)           $ (37,000)
  State taxes                                         (86,000)             (75,000)
  Depreciation                                       (119,000)            (119,000)
                                                    ---------            ---------

Gross liabilities                                    (323,000)            (231,000)
                                                    ---------            ---------

Deferred tax assets:
  Loan and real estate loss allowances                227,000              311,000
  Deferred compensation                               446,000              328,000
  State franchise tax                                  97,000               97,000
  Goodwill                                             23,000
  Contribution charge-off                               3,000               77,000
  Other                                                24,000               32,000
                                                    ---------            ---------

Gross assets                                          820,000              845,000
                                                    ---------            ---------

Net deferred tax asset - federal                    $ 497,000            $ 614,000
                                                    =========            =========

State

Deferred tax liabilities:
  Prepaid expenses                                  $ (37,000)           $ (12,000)
  Depreciation                                        (35,000)             (35,000)
                                                    ---------            ---------

Gross liabilities                                     (72,000)             (47,000)
                                                    ---------            ---------

Deferred tax assets:
  Loan and real estate loss allowances                169,000              153,000
  Deferred compensation                               142,000              105,000
  Goodwill                                              7,000
  Other                                                 8,000               10,000
                                                    ---------            ---------

Gross assets                                          326,000              268,000
                                                    ---------            ---------

Net deferred tax asset - state                        254,000              221,000
                                                    ---------            ---------

Net deferred tax asset                              $ 751,000            $ 835,000
                                                    =========            =========

   The income tax provision (benefit) for the years ended December 31, 1999, 1998, and 1997 varied from the federal statutory tax rate for the following reasons:

                                          1999                       1998                      1997
                                  ----------------------    ----------------------    ----------------------
                                    Amount        Rate         Amount        Rate        Amount       Rate
Tax expense at
  statutory rate                  $1,029,000      35.0%      $1,017,000      35.0%      $733,000      35.0%

State franchise taxes,
  net of federal income
  tax benefit                        213,000       7.3          211,000       7.3        156,000       7.4

Other, net                           (29,000)     (1.0)         (31,000)     (1.1)        (4,000)     (0.1)
                                  ----------      ----       ----------      ----       --------      ----

Total                             $1,213,000      41.3%      $1,197,000      41.2%      $885,000      42.3%
                                  ==========      ====       ==========      ====       ========      ====



6. COMMITMENTS AND CONTINGENCIES

   As of December 31, 1999, the Company had the following commitments and contingent liabilities:

   Undisbursed loans                   $45,031,000
   Standby letters of credit           $ 1,142,000


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

   The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50 percent matching up to the first 6 percent of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $70,000, $47,000, and $42,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   As of December 31, 1999, the Bank had unused lines of credit with other depository institutions of $6,500,000.

   The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank.

   Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $3,643,000 and $2,202,000 at December 31, 1999 and 1998, respectively.

   In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

   During 1999, the Company settled a suit filed in 1998 by a former director of the Company. The effect on the Company's financial results was not material.

7. REGULATORY CAPITAL

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the regulators that, if undertaken, could have a direct, material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999 and 1998, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

   Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 1999 and 1998 (the Company's ratios and amounts are substantially the same):

                                                                                                     To Be Well
                                                                                                  Capitalized under
                                                                   For Capital                    Prompt Corrective
                                         Actual                 Adequacy Purposes                 Action Provisions
                                 ---------------------------------------------------------------------------------------
                                   Amount        Ratio        Amount            Ratio          Amount              Ratio
As of December 31, 1999:
  Total capital
    (to risk-weighted assets)    $23,013,000     11.7%      $15,748,000     >    8.0%        $19,684,000     >     10.0%
  Tier I capital
    (to risk-weighted assets)    $20,713,000     10.5%      $ 7,874,000     >    4.0%        $11,811,000     >      6.0%
  Tier I capital
    (to average assets)          $20,713,000      8.9%      $ 9,356,000     >    4.0%        $11,695,000     >      5.0%

As of December 31, 1998:
  Total capital
    (to risk-weighted assets)    $23,546,000     15.6%      $12,075,000     >    8.0%        $15,093,000     >     10.0%
  Tier I capital
    (to risk-weighted assets)    $21,651,000     14.4%      $ 6,035,000     >    4.0%        $ 9,053,000     >      6.0%
  Tier I capital
    (to average assets)          $21,651,000     11.2%      $ 7,753,000     >    4.0%        $ 9,692,000     >      5.0%

8.  EARNINGS PER SHARE RECONCILIATION

                                                                     December 31, 1999
                                                     ---------------------------------------------------
                                                                           Weighted-
                                                                            Average
                                                        Income               Shares            Per Share
                                                     (Numerator)         (Denominator)           Amount

Basic EPS
  Income available to common shareholders            $1,726,000             2,832,000          $ 0.61

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                     94,000           (0.02)
                                                     ----------             ---------          ------
Diluted EPS
  Income available to common shareholders            $1,726,000             2,926,000          $ 0.59
                                                     ==========             =========          ======

                                                                      December 31, 1998
                                                     ---------------------------------------------------
                                                                           Weighted-
                                                                            Average
                                                       Income               Shares             Per Share
                                                     (Numerator)         (Denominator)          Amount
 Basic EPS
  Income available to common shareholders            $1,709,000             2,595,000          $ 0.66

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                    169,000           (0.04)
                                                     ----------             ---------          ------

Diluted EPS
  Income available to common shareholders            $1,709,000             2,764,000          $ 0.62
                                                     ==========             =========          ======

                                                                      December 31, 1997
                                                     ---------------------------------------------------
                                                                           Weighted-
                                                                            Average
                                                       Income               Shares             Per Share
                                                     (Numerator)         (Denominator)          Amount

Basic EPS
  Income available to common shareholders            $1,208,000             2,429,000          $ 0.50

Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                                    194,000           (0.04)
                                                     ----------             ---------          ------

Diluted EPS
  Income available to common shareholders            $1,208,000             2,623,000          $ 0.46
                                                     ==========             =========          ======

9. STOCK COMPENSATION PLANS

   In 1999 the Company adopted a new nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009. The Company also has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in April 2001. Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

   No options were granted in 1998 or 1997. In 1999, 335,000 options were granted under the new plan at an exercise price of $7.75 per share, vesting over a seven-year period and expiring on December 21, 2009.

   At December 31, 1999, 1998, and 1997, the Company had options outstanding granted under the plans as follows:

                                    1999                               1998                              1997
                         --------------------------          -------------------------         --------------------------
                                         Weighted-                         Weighted-                          Weighted-
                                          Average                           Average                            Average
                                         Exercise                           Exercise                          Exercise
                           Shares          Price              Shares         Price              Shares          Price
Outstanding at
  beginning of year        206,000          $2.36             280,000         $2.29             340,000          $2.24


Granted                    335,000           7.75
Exercised                  (90,000)          2.08             (74,000)         2.10             (60,000)          2.00
Terminated                 (10,000)          2.00
                           -------                            -------                           -------

Outstanding at
  end of year              441,000           6.52             206,000          2.36             280,000           2.29
                           =======                            =======                           =======

Options exercisable
  at year-end               96,000           2.41              64,000          2.38              70,000           2.21
                           =======                            =======                           =======


   Information pertaining to options outstanding at December 31, 1999 is as follows:


                                                  Options Outstanding                          Options Exercisable
                                      --------------------------------------------------   ----------------------------
                                                        Weighted-            Weighted-
                                                         Average              Average                         Weighted-
    Range of                            Number          Remaining            Exercise                          Average
Exercise Prices                       Outstanding          Life                Price       Number               Price
$2.00 - $5.75                           106,000         .02 years             $2.64        96,000               $2.41
$7.75                                   335,000           7 years              7.75
                                        -------

                                        441,000                                6.52
                                        =======


   The estimated fair value of options granted during 1999 was $1.66 per share. No compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and basic EPS for the years ended December 31, 1999, 1998, and 1997 would have been reduced to the pro forma amounts indicated below:

                                                        1999                   1998                     1997
Net income to common shareholders:
  As reported                                         $1,726,000            $1,709,000               $1,208,000
  Pro forma                                           $1,669,000            $1,672,000               $1,171,000

Basic earnings per share:
  As reported                                         $     0.61            $     0.66               $     0.50
  Pro forma                                           $     0.59            $     0.64               $     0.49


    The fair values of options granted under the Company's stock option plan during 1999 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 53 percent, risk-free interest rate of 6.3 percent, and expected lives of seven years.

10. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

    During 1998, the Company established for eligible employees an ESOP. Eligible full-time and part-time employees employed with the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

    On September 30, 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment from the Company's contributions to the ESOP. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus .5 percent, with interest of 9 percent at December 31, 1999. The outstanding principal balance of the ESOP loan at December 31, 1999 and 1998 was $1,313,000 and $1,463,000, respectively.

    Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100 percent vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 19,000 shares at December 31, 1999.

    Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro-rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 1999 and 1998 was $269,000 and $68,000, respectively.

    At December 31, 1999 and 1998, unearned compensation related to the ESOP approximated $1,244,000 and $1,386,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying balance sheets. Based upon the market price of the Company's stock at December 31, 1999, the unearned shares of the ESOP have a cumulative fair value of $982,500.

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


                                                            December 31, 1999                       December 31, 1998
                                                    ---------------------------------        --------------------------------
                                                      Carrying          Estimated             Carrying          Estimated
                                                       Amount          Fair Value              Amount           Fair Value
                                                           (In thousands)                          (In thousands)

Assets:
  Cash and due from banks                              $ 10,074           $ 10,074              $ 9,277             $ 9,277
  Federal funds sold                                     37,090             37,090               31,900              31,900
  Interest-bearing deposits in
    financial institutions                                6,923              6,923               10,143              10,143
  Investment securities available for sale               52,789             52,789               47,860              47,860
  Loans                                                 116,732            119,214               91,180              96,364
  Government guaranteed loans                             5,084              5,084                  521                 521
  Accrued interest receivable                               858                858                  660                 660

Liabilities:
  Deposits:
    Noninterest-bearing                                  65,405             65,405               61,964              61,964
    Interest-bearing:
      Time deposits                                      44,052             43,996               51,154              51,277
      Money market and other deposits                    96,275             96,275               57,305              57,305
  Note payable                                            1,313              1,313                1,463               1,463
  Accrued interest payable                                  241                241                  220                 220

   Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 1999 and 1998.

   The fair values of cash and due from banks, federal funds sold, interest-bearing deposits in financial institutions, noninterest-bearing deposits, and money market and other deposits approximate their carrying value.

   The fair value of investment securities available for sale is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans and interest-bearing deposits is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

   No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $129,000 in 1999 and $463,000 in 1998 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. DEPOSITS AND INTEREST EXPENSE

    A summary of interest expense on deposits for the years ended December 31, 1999, 1998, and 1997 is as follows:


                                                                    1999                  1998                  1997
Money market savings / NOW account deposits                      $2,156,000            $1,544,000            $2,228,000
Time deposits under $100,000                                      1,464,000             1,026,000               322,000
Time deposits of $100,000 or more                                   774,000               830,000               705,000
Savings deposits                                                     50,000                37,000                30,000
                                                                 ----------            ----------            ----------

                                                                 $4,444,000            $3,437,000            $3,285,000
                                                                 ==========            ==========            ==========

    The maturities of time deposits as of December 31, 1999 are as follows:


  2000                                                                                   $43,749
  2001                                                                                       211
  2002                                                                                         3
  2003                                                                                        89
                                                                                         -------

                                                                                         $44,052
                                                                                         =======

    The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 1999 and 1998 was approximately $32,297,000 and $22,246,000, respectively. The aggregate amount of deposits from escrow-related accounts was approximately $13,879,000 and $30,294,000 as of December 31, 1999 and 1998, respectively.


13. OTHER OPERATING EXPENSES

    Included in other operating expenses for the years ended December 31, 1999, 1998, and 1997 are the following items:


                                                  1999                  1998                  1997
Professional services                          $  607,000            $  330,000            $  865,000
Data processing fees                              545,000               365,000               254,000
Equipment expense                                 375,000               254,000               196,000
General insurance                                 212,000               120,000               108,000
Stationary and supplies                           208,000               132,000                72,000
Customer courier service                          272,000               174,000               144,000
Other                                           1,573,000             1,192,000               708,000
                                               ----------            ----------            ----------

Total                                          $3,792,000            $2,567,000            $2,347,000
                                               ==========            ==========            ==========

14. ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS

    In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans. In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $900,000, which was recorded as goodwill in the accompanying 1999 balance sheet (included in other assets) and is being amortized over the expected recoverable period of seven years on a straight-line basis. As of December 31, 1999, TASC was the custodian of approximately $303 million in retirement assets.

    Deposits held for TASC clients by the Bank represent approximately 16 percent of the Bank's total deposits as of December 31, 1999. The Bank paid interest of $672,000 on deposits of TASC clients and received fees of $587,000 from TASC clients during 1999. $128,000 of goodwill was amortized into operating expenses during 1999.

    Prior to the commencement of TASC operations, the Bank had a long-term relationship with Transcorp Pension Services, Inc. ("Transcorp"), an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans, pursuant to which the Bank provided custodial and other services to IRA and pension plans for which Transcorp served as administrator. The Bank's deposit and service relationships with Transcorp ended in 1999. There were no deposits of custodial clients of the plans Transcorp administers as of December 31, 1999.

    Deposits of custodial clients of the plans Transcorp administers represented approximately 13 percent of the Bank's total deposits as of December 31, 1998. For the years ended December 31, 1999, 1998, and 1997, the Bank paid interest of $122,000, $782,000, and $1,780,000, respectively, on deposits of Transcorp custodial clients, and paid $168,000, $553,000, and $987,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

15. RELATED-PARTY TRANSACTIONS

    As of December 31, 1999 and 1998, deposits from directors, officers, and their affiliates amounted to $1,078,000 and $318,000, respectively.

16. FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

    As of December 31, 1999 and 1998, the Company's investment in the Bank was recorded on the equity method at $21,429,000 and $21,619,000, respectively. The Company's cash balance held in the Bank was $185,000 and $36,000 as of December 31, 1999 and 1998, respectively. The only other significant asset or liability recorded on the Company's balance sheets in 1999 and 1998 is a tax benefit of $334,000 and $199,000, respectively, pertaining to the exercise of stock options. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. The Bank paid dividends of $2,000,000 and $100,000 to the Company in 1999 and 1998, respectively. No dividends were paid by the Bank to the Company in 1997.

    Federal law restricts the Bank from extending credit to the Company; any such extensions of credit are subject to strict collateral requirements.

17. SEGMENT REPORTING

    Management has evaluated the Company's overall operation, and determined that its business consists of two reportable business segments as of December 31, 1999, core banking operations and the administration and custodial services in relation to the formation of TASC during the current year. The following describes these two business segments:

   Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

   Administration and Custodial Services - The principal business activity of this segment is providing administrative and custodial services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

   The following table shows the net income (loss) for the core banking operation and the administration and custodial services for the year ended December 31, 1999.

                                         Core Banking             Administration and                 Year Ended
                                          Operations              Custodial Services             December 31, 1999

Net interest income                        $11,002,000                  $      -                     $11,002,000
Other operating income                       1,178,000                     618,000                     1,796,000
Other operating expense                      8,866,000                     993,000                     9,859,000
Provision for income taxes                   1,213,000                                                 1,213,000
                                           -----------                  ----------                   -----------

Net income                                 $ 2,101,000                   $(375,000)                  $ 1,726,000
                                           ===========                  ==========                   ===========


   The operations of the administration and custodial services positively affect the results of core banking operations by providing a low-cost source of deposits.

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

11     Statement regarding computation of per share earnings (see Note 1 of the
Notes to Consolidated Financial Statements at page 83 of this report on Form 10-K)

21     Subsidiary of Registrant

27     Financial Data Schedule