Form 10-K/A
period 1999-12-31
FIRST REGIONAL BANCORP
filed 2000-04-06
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

January 28, 2000