Form 10-Q
period 2000-03-31
FIRST REGIONAL BANCORP
filed 2000-05-11
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




Quarter Ended         March 31, 2000
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
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value                       2,844,997
      --------------------------            -----------------------------
          Class                             Outstanding on April 18, 2000

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

Signatures.................................................. 19

                        PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                                (In Thousands)
                                  (unaudited)

                                                  March 31,    December 31,
                                                    2000           1999
                                                 ----------    -----------
   ASSETS
   ------
Cash and due from banks                             $ 13,436    $ 10,074
Federal Funds Sold                                    29,715      37,090
                                                    --------    --------

Cash and Cash equivalents                             43,151      47,164

Investment securities                                 41,577      52,789
Interest-bearing deposits in financial
 institutions                                          4,158       6,923

Government guaranteed loans                           10,623       5,084
Loans, net of allowance for losses of
 $2,460,000 in 2000 and $2,300,000 in 1999           130,016     116,732

Premises and equipment, net of accumulated
 depreciation                                          1,154       1,172
Accrued interest receivable and other assets           4,008       3,169
                                                    --------    --------
 Total Assets                                       $234,687    $233,033
                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits:
  Noninterest bearing                               $ 76,395    $ 65,405
  Interest bearing:
    Savings deposits                                   9,650       8,605
    Money market deposits                             85,546      87,670
    Time deposits                                     36,832      44,052
                                                    --------    --------

 Total deposits                                      208,423     205,732

Note payable                                           1,275       1,313
Accrued interest payable and other liabilities         3,784       5,285
                                                    --------    --------

 Total Liabilities                                   213,482     212,330

                                                       March 31,    December 31,
                                                         2000          1999
                                                       ---------    ------------
Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,845,000 and 2,809,000 shares
 outstanding in 2000 and 1999, respectively                14,427      14,410
Less: Unearned ESOP shares; 127,000 and 132,000
  outstanding in 2000 and 1999, respectively               (1,208)     (1,244)
   Total common stock, no par value;                     --------    --------
   outstanding 2,717,000 (2000) and
   2,677,000 (1999) shares                                 13,219      13,166

Retained earnings                                           7,988       7,538
Accumulated other comprehensive income                         (2)         (1)
                                                         --------    --------

 Total Shareholders' Equity                                21,205      20,703
                                                         --------    --------

 Total Liabilities and Shareholders' Equity              $234,687    $233,033
                                                         ========    ========

The accompanying notes are an integral part of these statements.

                                                                               5
                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              2000         1999
REVENUE FROM EARNING ASSETS:
Interest on loans                                           $ 3,393     $ 2,312
Interest on deposits in financial institutions                   92         154
Interest on investment securities                               688         687
Interest on federal funds sold                                  457         410
                                                            -------      ------
  Total interest income                                       4,630       3,563

COST OF FUNDS:

Interest on deposits                                          1,079       1,126
Interest on other borrowings                                      5           1
                                                            -------      ------
  Total interest expense                                      1,084       1,127
                                                            -------      ------
Net interest income                                           3,546       2,436

PROVISION FOR LOAN LOSSES                                       150        (220)
                                                            -------      ------
Net interest income after provision
  for loan losses                                             3,396       2,656

OTHER OPERATING INCOME                                          461         366
                                                            -------      ------
OPERATING EXPENSES:
Salaries and related benefits                                 1,683       1,205
Occupancy expense                                               202         156
Equipment expense                                               123          85
Promotion expense                                                50          27
Professional service expense                                    292         295
Customer service expense                                        161         209
Supply/communication expense                                    109          89
Other expenses                                                  364         266
                                                            -------      ------
Total operating expenses                                      2,984       2,332
                                                            -------      ------
Income before provision for income taxes                        873         690

PROVISION FOR INCOME TAXES                                      360         281
                                                            -------      ------


                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                      2000              1999
                                                     ------            ------
NET INCOME                                           $  513            $  409
                                                     ======            ======

EARNINGS PER SHARE (Note 2)
 Basic                                               $ 0.19            $ 0.14
 Diluted                                             $ 0.19            $ 0.14

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                              2000          1999
                                                              ----          ----
OPERATING ACTIVITIES

 Net Income                                                  $    513     $    409

   Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities:

          Provision for loan losses                               150         (220)
          Provision for depreciation and
           amortization                                            55           97
          Amortization of investment security
           and guaranteed loan premiums                            73            0
          Accretion of investment security
           discounts                                              (32)        (136)
          Increase in interest receivable                         (66)         (20)
          (Decrease) increase in interest payable                 (27)          27
          Increase in taxes payable                               362           83
          Net increase (decrease) in other
           liabilities                                         (2,785)         562
                                                             --------     --------

          Net cash (used in) provided by
           operating activities                              $ (1,757)    $    802


INVESTING ACTIVITIES

 Decrease (increase) in investments in time
  deposits with other financial institutions                 $  2,765     $ (1,775)
 Decrease (increase) in investment securities                  11,234      (15,571)
 (Increase) decrease in guaranteed loans                       (5,603)           4
 Net increase in other loans                                  (13,434)      (7,864)
 Increase in premises and equipment                               (37)        (278)
 Decrease in other real estate owned                                0          (84)
 Net increase in other assets                                    (773)        (819)
                                                             --------     --------

   Net cash used in investing activities                     $ (5,848)    $(26,387)

                                                                       Three Months Ended
                                                                           March 31,
                                                                --------------------------------
                                                                  2000                    1999
                                                                  ----                    ----
FINANCING ACTIVITIES

 Net increase in noninterest bearing deposits,
  money market deposits, and other deposits                        $ 9,911              $ 36,127
 Net decrease in time deposits                                      (7,220)               (4,128)
 Decrease in note payable                                              (38)                  (38)
 Increase in securities sold under agreement
  to repurchase                                                        949                   450
 (Decrease) increase in shareholders' equity                           (10)                  363
                                                                   -------               -------

   Net cash provided by
   financing activities                                            $ 3,592             $  32,774


Increase in cash and cash equivalents                              $ 4,013               $ 7,189

Cash and cash equivalents, beginning of
period                                                              47,164                41,177
                                                                   -------               -------

Cash and cash equivalents, end of period                           $43,151               $48,366
                                                                   =======               =======

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 March 31, 2000
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1999 financial statements have been reclassified to be comparable with the classifications used in the 2000 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations for the three month periods ended March 31, 2000 and 1999.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1999 annual report.

NOTE 2 - Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

                                               Three Months Ended March 31, 2000
                                            ---------------------------------------
                                                            Weighted
                                                            Average
                                              Income         Shares       Per Share
                                            (Numerator)   (Denominator)    Amount
                                            -----------   -------------   ---------
          Basic EPS
          ---------
            Income available to
            common shareholders               $513,000       2,713,525        $0.19

          Effect of Dilutive
          Securities
          ----------

            Incremental shares from
            assumed exercise of
            outstanding options                                 15,873        (0.00)
                                            -----------   -------------   ---------

          Diluted EPS
          -----------

            Income available to
            common shareholders               $513,000       2,729,398       $ 0.19
                                           ============      =========     ========

                                              Three Months Ended March 31, 1999
                                          ----------------------------------------
                                                          Weighted
                                                           Average
                                             Income         Shares        Per Share
                                           (Numerator)   (Denominator)      Amount
                                            ---------     ------------    ---------

          Basic EPS
          ---------
            Income available to
            common shareholders               $409,000       2,863,558       $ 0.14

          Effect of Dilutive
          Securities
          ------------------
            Incremental shares from
            assumed exercise of
            outstanding options                                131,467        (0.00)
                                             ----------   ------------     --------

          Diluted EPS
          -----------
            Income available to
            common shareholders                $409,000      2,995,025       $ 0.14
                                            -----------   ------------     --------

NOTE 3 - As of March 31, 2000 the Bank had a total of $1,156,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three month periods ended March 31, 2000 and 1999, the Company's comprehensive income was as follows:


                                                                                        Three Months Ended
                                                                                   ---------------------------
                                                                                   March 31,          March 31,
                                                                                     2000              1999
                                                                                   ---------------------------
                                                                                            (in thousands)
 Net Income                                                                        $  513              $  409
 Other comprehensive income                                                            (2)                 (2)
                                                                                    -----               -----

 Total comprehensive income                                                        $  511              $  407
                                                                                    =====              =====


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

     As of March 31, 2000 total assets were $234,687,000 compared to $233,033,000 at December 31, 1999, an increase of $1,654,000 or .7%. Since a modest decline in asset levels is customary in the first quarter of each year, the slight growth achieved in the first three months of 2000 is a positive event. Moreover, the March 31, 2000 asset level represents an improvement over the $227,736,000 that existed on the same date in 1999. The 2000 asset growth reflects a corresponding increase in total deposits of $2,691,000 or 1.3%, from $205,732,000 at the end of 1999 to $208,423,000 at March 31, 2000. While
overall deposits remained substantially constant, the deposit growth was centered noninterest bearing deposits, savings deposits increased slightly and money market deposits and time deposits experienced some decline. There were several changes in the composition of the Bank's assets during the first quarter. The Bank's core loan portfolio actually grew significantly by $18,823,000 during the three month period bringing the Bank's total loans to $140,639,000 at March 31, 2000 from the December 31, 1999 total of $121,816,000.
The combined effect of the substantial increase in loans and the slight growth in deposits was a decrease in the level of total liquid assets. Of particular note, investment securities decreased by approximately $11.2 million and time deposits with other financial institutions decreased by $2.8 million. Funds sold decreased by $7.4 million in order to accommodate the changes that took place in the rest of the balance sheet.

     The Company earned a profit of $513,000 in the first quarter of 2000, compared to earnings of $409,000 in the three months ended March 31, 1999.

NET INTEREST INCOME
-------------------

     Total interest income rose by $1,067,000 (29.9%) for the three months ended March 31, 2000 compared to the same period in 1999 although total earning assets were only slightly higher (2.1%) in 2000 than in 1999. The majority of the increase in interest income arises from a substantial increase of $1,081,000 (46.7%) in interest on loans from $2,312,000 for the three months ended March 31, 1999 compared to $3,393,000 for the same period in 2000. This increase in interest income on loans corresponds to an increase core loan portfolio of $41,858,000 (41%) from March 31, 1999 to March 31, 2000. For the three months ended March 31, 1999 interest expense decreased by $43,000 (3.8%), to $1,084,000 from the 1999 level of

$1,127,000 as total deposits increased only slightly and the increases were in noninterest and lower interest bearing accounts as compared to the same period in 1999. The net result was an increase in net interest income of $1,110,000 (45%), from $2,436,000 in the first quarter of 1999 to $3,546,000 for the first three months of 2000.

OPERATING INCOME
----------------

     Other operating income rose to $461,000 in the first quarter of 2000 from $366,000 in the three months ended March 31, 1999. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $159,000 for the three months ended March 31, 2000 in contrast with $105,000 in the corresponding period of 1999. The Bank' Trust Administration Services Corp.
(TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue that which increased from $77,000 in first quarter of 1999 to $161,000 in the first quarter of 2000. Offsetting these income increases in part was the decrease in gains realized on the sale of land, which fell from $60,000 in the first quarter of 1999 to $2,000 in the same period of 2000. No gains or losses on securities sales were realized in the first quarter of 2000 or 1999.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES
---------------------------------------------

  The loan portfolio consisted of the following at March 31, 2000 and December 31, 1999:

                                                                                  March 31,  December 31,
                                                                                     2000       1999
                                                                                  ----------------------
                                                                                  (Dollars in Thousands)
Commercial loans...........................                                        $ 44,669     $ 42,789
Real estate construction loans                                                       24,099       19,267
Real estate loans.                                                                   63,560       56,741
Other loans.......                                                                      925          961
                                                                                   --------     --------

      Total loans..........................                                       $ 133,253    $119,758

Less - Allowances for loan losses                                                     2,460        2,300
     - Deferred loan fees                                                               777          726
                                                                                   --------     --------

      Net loans............................                                        $130,016     $116,732
                                                                                   ========

Government guaranteed loans held for sale                                          $ 10,623      $ 5,084
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

     The allowance for possible losses was $2,460,000 and $2,300,000 (or 1.72% and 1.85% of gross outstanding loans) at March 31, 2000 and December 31, 1999 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $150,000 for the three month period ended March 31, 2000, compared to $(220,000) in the first quarter of 1999. For the three months ended March 31, 2000 and 1999, the Company generated net loan recoveries of $10,000 and $11,000.

     For the quarter ended March 31, 2000, the Company identified loans having an aggregate average balance of $114,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at March 31, 2000 totaled $55,000 for the loans as a group.

OTHER OPERATING EXPENSES
------------------------

     Overall operating expenses increased in the first quarter of 2000 compared to the same period of 1999, although some categories of expense actually decreased from the levels of previous periods. Operating expenses rose to a total of $2,984,000 for the first quarter of 2000 from $2,332,000 for the three months ended March 31, 1999.

     Salary and related benefits increased by $478,000, rising from a total of $1,205,000 for the first quarter of 1999 to $1,683,000 for the same period in 2000. The increase principally reflects increases in staffing which took place during 1999 due to staffing in the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $202,000 for the three months ended March 31, 2000 from $156,000 in the first quarter of 1999, the increase reflects the rent paid on the various facilities which house the Bank's new regional offices. Total other operating expenses rose in 2000 compared to the prior year, increasing from $971,000 for the first quarter of 1999 to $1,099,000 for the first three months of 2000.

     The combined effects of the above-described factors resulted in income before taxes of $873,000 for the three months ended March 31, 2000 compared to $690,000 for the first quarter of 1999. In the first quarter, the Company's provision for taxes rose from $281,000 in 1999 to $360,000 in 2000. This brought Net Income for the first quarter of 2000 to $513,000 compared to $409,000 for the same period in 1999.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

     The Company's financial position remains highly liquid. Total liquid assets (cash and due from banks, interest-bearing deposits in financial institutions, investment securities, and federal funds sold) stood at 45.65% of total deposits at March 31, 2000. This level represents a slight decrease from the 51.95% liquidity level which existed on December 31, 1999. In addition, at March 31, 2000 some $10.6 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant sources of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 67.5% and 59.2% as of March 31, 2000 and December 31, 1999, respectively.

     Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 2000, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                     One month     Six months      One year                  Non-interest
                             Floating   Less than  but less than  but less than  but less than   Five years      earning
Category                       Rate     one month    six months     one year      five years       or more     or bearing    Total
========                     ========   =========    ==========     ========     ===========     ==========   ===========  =======
Fed funds sold                   29,715           0           0           0           0              0              0       29,715
Time deposits with other bank         0       2,772       1,386           0           0              0              0        4,158
Investment securities                 0      17,950      19,757       3,870           0              0              0       41,577
                                -------      ------      ------      ------      ------         ------        -------      -------
  Subtotal                       29,715      20,722      21,143       3,870           0              0              0       75,450

Loans                           138,975           0         689         892          83              0              0      140,639
                                -------      ------      ------      ------      ------          ------       -------      -------
  Total earning assets          168,690      20,722      21,832       4,762          83              0              0      216,089

Cash and due from banks               0           0           0           0           0              0         13,436       13,436
Premises and equipment                0           0           0           0           0              0          1,154        1,154
Other real estate owned               0           0           0           0           0              0              0            0
Other assets                          0           0           0           0           0              0          4,008        4,008
                                -------      ------      ------      ------      ------          ------       -------      -------
  Total non-earning assets            0           0           0           0           0              0         18,598       18,598
                                -------      ------      ------      ------      ------          ------       -------      -------

  Total assets                  168,690      20,722      21,832       4,762          83              0         18,598      234,687


Funds purchased                       0           0           0           0           0              0              0            0
Repurchase agreements                 0           0           0           0           0              0              0            0
                                -------      ------      ------      ------      ------          ------       -------      -------
  Subtotal                            0           0           0           0           0              0              0            0

Savings deposits                  9,650           0           0           0           0              0              0        9,650
Money market deposits            85,546           0           0           0           0              0              0       85,546
Time deposits                         0      17,230      13,396       6,027         179              0              0       36,832
                                -------      ------      ------      ------      ------           ------      -------      -------
  Total bearing liabilities      95,196      17,230      13,396       6,027         179              0              0      132,028

Demand deposits                       0           0           0           0           0              0         76,395       76,395
Other liabilities                     0           0           0           0           0              0          5,059        5,059
Equity capital                        0           0           0           0           0              0         21,205       21,205
                                -------      ------      ------      ------      ------           ------      -------      -------
  Total non-bearing liabilities       0           0           0           0           0              0        102,659      102,659
                                -------      ------      ------      ------      ------           ------      -------      -------

  Total liabilities              95,196      17,230      13,396       6,027         179              0        102,659      234,687

    GAP                          73,494       3,492       8,436      (1,265)        (96)             0        (84,061)           0

    Cumulative GAP               73,494      76,986      85,422      84,157      84,061         84,061              0            0


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

     The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Agency securities and commercial papers. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2000. As of both March 31, 2000 and 1999 the Company's investment portfolio contained gross unrealized losses of $3,000 and no unrealized gains. The Company adopted SFAS No. 115 in 1994, with the result that the unrealized net loss (adjusted for taxes) of $2,000 at both March 31, 2000 and 1999 gave rise to a $2,000 decrease in the Company's shareholders' equity as of those dates. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

     The Company continues to enjoy a strong capital position. Total capital was $21,205,000 and $20,703,000 as of March 31, 2000 and December 31, 1999,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    3-31-00        12-31-99
                                    -------        --------

Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement       4.00%            4.00%
     First Regional Bancorp       9.09%           8.90%

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

     In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                         3-31-00    12-31-99
                                         -------    --------

Tier I Capital to Assets:
     Regulatory requirement                 4.00%       4.00%
     First Regional Bancorp                10.65%      10.50%

                                         3-31-00    12-31-99
                                         -------    --------

Tier I + Tier II Capital to Assets:
     Regulatory requirement                 8.00%       8.00%
     First Regional Bancorp                11.90%      11.70%

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

No items were submitted to a vote of the Company's shareholders during the first quarter of 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST REGIONAL BANCORP


Date: April 28, 2000          /s/ Jack A. Sweeney
                             --------------------------------------
                              Jack A. Sweeney, Chairman of the Board
                              and Chief Executive Officer


Date: April 28, 2000          /s/ Thomas McCullough
                             --------------------------------------
                              Thomas McCullough, Chief Financial Officer