Form 10-Q
period 2000-06-30
FIRST REGIONAL BANCORP
filed 2000-08-11
CIK 356708

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



Quarter Ended  June 30, 2000
               -------------

Commission File Number 0-10232
                       -------


                            FIRST REGIONAL BANCORP
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

California                                              95-3582843
--------------------------------------------------      ----------
State or other jurisdiction of                          IRS Employer
incorporation or organization                           Identification Number

1801 Century Park East, Los Angeles, California            90067
--------------------------------------------------      ----------
Address of principal executive offices                  Zip Code

(310) 552-1776
--------------
Registrant's telephone number, including area code

Not applicable
--------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                                   2,814,720
--------------------------                         -----------------------------
          Class                                    Outstanding on August 8, 2000

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

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations................................ 10

Part II - Other Information

     Item 1.   Legal Proceedings............................ 17

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................. 17

     Item 6.   Exhibits and Reports on Form 8-K............. 17

Signatures.................................................. 18

                         PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                 (In Thousands)
                                  (unaudited)

                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------    ------------
ASSETS
------
Cash and due from banks                                 $ 16,014       $ 10,074
Federal funds sold                                        19,605         37,090
                                                        --------       --------

 Cash and cash equivalents                              $ 35,619       $ 47,164

Investment securities                                      5,950         52,789
Interest-bearing deposits in financial
 institutions                                              3,960          6,923

Government guaranteed loans                               20,635          5,084
Loans, net of allowance for losses of
 $3,109,000 in 2000 and $2,300,000 in 1999               165,886        116,732

Premises and equipment, net of accumulated
 depreciation                                              1,272          1,172
Accrued interest receivable and other assets               3,957          3,169
                                                        --------       --------
 Total Assets                                           $237,279       $233,033
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits:
  Noninterest bearing                                   $ 74,298       $ 65,405
  Interest Bearing:
   Savings deposits                                        9,940          8,605
   Money market deposits                                  87,254         87,670
   Time deposits                                          39,122         44,052
                                                        --------       --------

 Total deposits                                          210,614        205,732

Note payable                                               1,237          1,313
Accrued interest payable and other liabilities             3,913          5,285
                                                        --------       --------

 Total Liabilities                                       215,764        212,330


Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares
 authorized; 2,813,000 and 2,809,000 shares
 outstanding in 2000 and 1999, respectively               14,247         14,410
Less: Unearned ESOP shares; 129,000 and 132,000
  outstanding in 2000 and 1999, respectively              (1,173)        (1,244)
    Total common stock, no par value;
                                                        --------       --------
    Outstanding 2,683,000 (2000) and
    2,677,000 (1999) shares                               13,074         13,166

Retained earnings                                          8,438          7,538
Accumulated other comprehensive income                         3             (1)
                                                        --------       --------

 Total Shareholders' Equity                               21,515         20,703
                                                        --------       --------

 Total Liabilities and Shareholders' Equity             $237,279       $233,033
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

                                   Three Months             Six
                                       Ended           Months Ended
                                      June 30,            June 30,
                                 ----------------    ----------------
                                   2000      1999      2000      1999
                                 ------    ------    ------    ------
REVENUE FROM EARNING ASSETS:

Interest on loans                $4,441    $2,395    $7,834    $4,707
Interest on deposits in
 financial Institutions              58       110       150       264
Interest on investment
 securities                         464       889     1,152     1,576
Interest on federal funds
 sold                               344       275       801       685
                                 ------    ------    ------    ------

 Total interest income            5,307     3,669     9,937     7,232

COST OF FUNDS:

Interest on deposits              1,026     1,075     2,105     2,201
Interest on other borrowings          3         7         8         8
                                 ------    ------    ------    ------

 Total interest expense           1,029     1,082     2,113     2,209
                                 ------    ------    ------    ------

Net interest income               4,278     2,587     7,824     5,023

PROVISION (REVERSAL OF
 PROVISION) FOR LOAN LOSSES         564        25       714      (195)
                                  ------   ------    ------    ------

Net interest income after
 provision for loan losses        3,714     2,562     7,110     5,218


OTHER OPERATING INCOME              283       427       744       793
                                 ------    ------    ------    ------

OPERATING EXPENSES:
Salaries and related benefits     1,764     1,290     3,447     2,495
Occupancy expense                   213       170       415       326
Equipment expense                   112        88       235       173
Promotion expense                    81        68       131        95
Professional service expense        286       236       578       531
Customer service expense            121       182       282       391
Supply/communication expense        138       112       247       201
Other expenses                      343       273       707       539
                                 ------    ------    ------    ------
 Total operating expenses         3,058     2,419     6,042     4,751
                                 ------    ------    ------    ------
Income before provision
  for income taxes                  939       570     1,812     1,260

PROVISION FOR INCOME TAXES          389       237       749       518
                                 ------    ------    ------    ------

NET INCOME                        $ 550     $ 333    $1,063    $  742
                                 ======    ======    ======    ======

EARNINGS PER SHARE (Note 2)
 Basic                            $0.20     $0.11    $ 0.39    $ 0.26
 Diluted                          $0.20     $0.11    $ 0.39    $ 0.25

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2000         1999
                                                           -------      -------

OPERATING ACTIVITIES

     Net Income                                           $  1,063     $    742

          Adjustments to reconcile net income to
          net cash provided by operating activities:

               Provision (reversal of provision)
                for loan losses                                714         (195)
               Provision for depreciation and
                amortization                                   113           82
               Amortization of investment security
                and guaranteed loan premiums                   141           39
               Accretion of investment security
                discounts                                      (62)         (93)
               Increase in interest receivable                (430)        (232)
               (Decrease) increase in interest
                payable                                        (28)          33
               (Decrease) Increase in taxes payable           (121)          60
               Net (Decrease) increase in other
                Liabilities                                 (1,223)         503
                                                           -------      -------

               Net cash provided by
                operating activities                      $    167    $     939


INVESTING ACTIVITIES

     Decrease in investments in time deposits
      with other financial institutions                   $  2,963    $  5,052
     Decrease (increase) in investment securities           46,895     (36,556)
     (Increase) decrease in guaranteed loans               (15,682)        164
     Net increase in other loans                           (48,868)     (8,795)
     Increase in premises and equipment                       (213)       (251)
     Net increase in other assets                             (358)       (643)
                                                          --------     --------

          Net cash used in investing activities           $(16,263)   $(41,029)

FINANCING ACTIVITIES

 Net increase in noninterest bearing deposits
  money market deposits, and other deposits               $  9,812    $ 41,246
 Net decrease in time deposits                              (4,930)     (3,478)
 Decrease in note payable                                      (76)        (76)
 Increase in securities sold under
  agreement to repurchase                                        0         190
 Decrease in shareholders' equity                             (255)       (101)
                                                           -------     -------
   Net cash provided by financing activities              $  4,551    $ 37,781

Decrease in cash and cash equivalents                     $(11,545)   $ (2,309)

Cash and cash equivalents, beginning of period              47,164      41,177
                                                          --------    --------

Cash and cash equivalents, end of period                  $ 35,619    $ 38,868
                                                          ========    ========

The accompanying notes are an integral part of these statements.

                     FIRST REGIONAL BANCORP AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 2000
                                  (Unaudited)

NOTE 1 - The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1999 financial statements have been reclassified to be comparable with the classifications used in the 2000 financial statements.

          In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 1999 annual report. Certain statements in this Report on Form 10-Q constitute "forward looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations.


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


                                                    Three Months Ended June 30, 2000
                                                ----------------------------------------
                                                                 Weighted
                                                                 Average
                                                  Income         Shares       Per Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ----------

                  Basic EPS
                  ---------
                   Income available to
                   common shareholders          $   550,000       2,690,176       $ 0.20

                  Effect of Dilutive
                  Securities
                  ----------
                   Incremental shares from
                   assumed exercise of
                   outstanding options                                9,966        (0.00)
                                                -----------       ---------       ------

                  Diluted EPS
                  -----------
                   Income available to
                   common shareholders          $   550,000       2,700,142       $ 0.20
                                                ===========       =========       ======

                                                    Three Months Ended June 30, 2000
                                                ----------------------------------------
                                                                 Weighted
                                                                 Average
                                                  Income         Shares       Per Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ----------

                  Basic EPS
                  ---------
                   Income available to
                   common shareholders          $   333,000       2,989,837       $ 0.11

                  Effect of Dilutive
                  Securities
                  ----------
                   Incremental shares from
                   assumed exercise of
                   outstanding options                               99,376        (0.00)
                                               ------------       ---------       ------

                  Diluted EPS
                  -----------
                   Income available to
                   common shareholders          $   333,000       2,999,213       $ 0.11
                                                ===========       =========       ======

                                                      Six Months Ended June 30, 2000
                                                ----------------------------------------
                                                                 Weighted
                                                                 Average
                                                  Income         Shares       Per Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ----------

                  Basic EPS
                  ---------
                   Income available to
                   common shareholders          $ 1,063,000       2,699,615       $ 0.39

                  Effect of Dilutive
                  Securities
                  ----------
                   Incremental shares from
                   assumed exercise of
                   outstanding options                               15,551        (0.00)
                                                -----------       ---------       ------

                  Diluted EPS
                  -----------
                   Income available to
                   common shareholders          $ 1,063,000       2,715,166       $ 0.39
                                                ===========       =========       ======

                                                      Six Months Ended June 30, 2000
                                                ----------------------------------------
                                                                 Weighted
                                                                 Average
                                                  Income         Shares       Per Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ----------

                  Basic EPS
                  ---------
                   Income available to
                   common shareholders          $   742,000       2,877,784       $ 0.26

                  Effect of Dilutive
                  Securities
                  ----------
                   Incremental shares from
                   assumed exercise of
                   outstanding options                              115,422        (0.01)
                                                -----------       ---------       ------

                  Diluted EPS
                  -----------
                   Income available to
                   common shareholders          $   742,000       2,993,206       $ 0.25
                                                ===========       =========       ======

NOTE 3 - As of June 30, 2000 the Bank had a total of $1,059,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 - The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and six month periods ended June 30, 2000 and 1999, the Company's comprehensive income was as follows:


                                              Three Months Ended
                                        -------------------------------
                                        June 30, 2000     June 30, 1999
                                        -------------     -------------
                                                (in thousands)
        Net Income                             $  550           $  333
        Other comprehensive income                  3              (10)
                                               ------           ------

        Total comprehensive income             $  553           $  323


                                            Six Months Ended
                                        June 30, 2000   June 30, 1999
                                        -------------   -------------
                                                (in thousands)
        Net Income                           $  1,063        $    742
        Other comprehensive income                  4             (12)
                                             --------        --------

        Total comprehensive income             $1,067            $730


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

     As of June 30, 2000 total assets were $237,279,000 compared to $233,033,000 at December 31, 1999, an increase of $4,246,000 or 1.8%. Moreover, the June 30, 2000 asset level represents a $4,289,000 (1.8%) increase over the $232,990,000 that existed on the same date in 1999. The 2000 asset growth reflects a corresponding increase in total deposits of $4,882,000 or 2.4%, from $205,732,000 at the end of 1999 to $210,614,000 at June 30, 2000. While overall deposits increased slightly, the deposit growth was centered in noninterest bearing deposits, savings deposits increased slightly and money market deposits and time experienced some decline. There were several changes in the composition of the Bank's assets during the first six months of 2000. The Bank's core loan portfolio actually grew significantly by $64,705,000 during the six month period bringing the Bank's total loans to $186,521,000 at June 30, 2000 from the December 31, 1999 total of $121,816,000. The combined effect of the substantial increase in loans and the slight growth in deposits was a decrease in the level of total liquid assets. Of particular note, investment securities decreased by approximately $46.8 million and time deposits in financial institutions fell by $3.0 million. Federal funds sold fell by $17.4 million in order to accommodate the changes that took place in the rest of the balance sheet.

     The Company earned a profit of $550,000 in the three months ended June 30, 2000, compared to earnings of $333,000 in the second quarter of 1999 an increase of 65%. The results for the six months ended June 30, 2000 were profits of $1,063,000 compared to a profit of $742,000 for the corresponding period of 1999.

NET INTEREST INCOME
-------------------

     Total interest income increased by $1,638,000 (45%) for the second quarter of 2000 compared to the same period in 1999, and increased by $2,705,000 (37%) for the six month period ended June 30, 2000 compared to the prior year although total earning assets were only slightly higher (1.2%) in 2000 than in 1999. The majority of the increase in interest income arises from a substantial increase of $3,127,000 (66 %) in interest on loans from $4,707,000 for the six months ended June 30, 1999 compared to $7,834,000 for the same period in 2000. This increase in interest income on loans corresponds to an substantial increase in core loan portfolio of

$85,994,000 (86%) from June 30, 1999 to June 30, 2000 and generally higher interest rates which have existed this year compared with 1999. For the three months ended June 30, 2000 interest expense decreased by $53,000 (5%) to $1,029,000 from the 1999 level of $1,082,000 and for the six months ended June 30, 2000 interest expense decreased slightly by $96,000 (4%) to $2,113,000 from the 1999 level of $2,209,000. Interest expenses decreased in these periods although total deposits were slightly higher than in the same periods in 1999, as interest bearing deposits decreased from the prior period. The net result was an increase in net interest income of $1,691,000 (65%), from $2,587,000 in the second quarter of 1999 to $4,278,000 for the second quarter of 2000 and an increase in net interest income of $2,801,000 (56%), from $5,023,000 for the six months ended June 30, 1999 to $7,824,000 for the first six months of 2000.

OTHER OPERATING INCOME
----------------------

     Other operating income decreased to $283,000 in the second quarter of 2000 from $427,000 in the three months ended June 30, 1999. For the first half of 2000 other operating income also decreased slightly from $793,000 for the six months ended June 30, 1999 to $744,000 for the first six months of 2000. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $183,000 for the second quarter of 2000 and $342,000 for the six months ended June 30, 2000 in contrast with $116,000 for the second quarter of 1999 and $221,000 for the six months ended June 30, 1999. Offsetting this income increase in part was the Bank's Trust Administration Services Corp.
(TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans. TASC had revenue that decreased to $133,000 for the six months ended June 30, 2000 in contrast with $242,000 in the first six months of 1999. Also offsetting this income increase was the decrease in gains realized on the sale of land, which fell from $100,000 in 1999's first half to $30,000 in the first half of 2000. Losses on securities sales totaled $24,000 for both the 2nd quarter and the first six months of 2000 while no gains or losses on securities sales were realized in the first half of 1999. No gains or losses on the sale of loans were realized in the first half of 2000 or 1999.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES
--------------------------------------------

     The loan portfolio consisted of the following at June 30, 2000 and December 31, 1999:

                                            June 30,        December 31,
                                             2000              1999
                                           ------------------------------
                                               (Dollars in Thousands)
Commercial loans........................... $ 55,105         $ 42,789
Real estate construction loans.............   33,939           19,267
Real estate loans..........................   79,739           56,741
Other loans................................    1,234              961
                                            --------         --------

      Total loans.........................  $170,017         $119,758

Less - Allowances for loan losses.........     3,109            2,300
     - Deferred loan fees.................     1,022              726
                                            --------         --------

     Net loans............................  $165,886         $116,732
                                            ========         ========

Government guaranteed loans                 $ 20,635         $  5,084
                                            ========         ========

     The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net chargeoffs. Management believes the allowance for loan losses is adequate in relation to both existing and potential risks in the loan portfolio.

     The Bank has historically evaluated the adequacy of its allowance for loan losses on an overall basis rather than by specific categories of loans. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

     The allowance for losses was $3,109,000 and $2,300,000 (or 1.64% and 1.85% of gross outstanding loans) at June 30, 2000 and December 31, 1999 respectively. Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for loan losses were $564,000 and $714,000 for the three and six month period ended June 30, 2000, compared to $25,000 and $(195,000) for the same periods of 1999. For the three and six months ended June 30, 2000, the Company generated net loan recoveries of $85,000 and 95,000; by comparison, in the first half of 1999 the Company experienced net loan recoveries of $21,000.

     For the quarter ended June 30, 2000 the Company identified loans having an aggregate average balance of $84,000 which it concluded were impaired under SFAS No. 114. The Company's policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a general loss reserve for each of the loans which at June 30, 2000 totaled $45,000 for the loans as a group.


OTHER OPERATING EXPENSES
------------------------

     Other operating expenses increased in the first six months of 2000 compared to the same period of 1999, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $3,058,000 for the second quarter of 2000 from $2,419,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 other operating expenses totaled $6,042,000, an increase from $4,751,000 for the corresponding period in 1999.

     Salary and related benefits increased by $474,000, rising from a total of $1,290,000 for the second quarter of 1999 to $1,764,000 for the same period in 2000, and also rose for the six months ended June 30, to $3,447,000 from $2,495,000 in 1999. The increase principally reflects increases in staffing which took place due to staffing in the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $213,000 for the three months ended June 30, 2000 from $170,000 in the second quarter of 1999, the increases reflect the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation. Total other operating expenses rose in 2000 compared to the prior year, increasing from $959,000 for the second quarter of 1999 to $1,081,000 for the second quarter of 2000 and a corresponding increase from $1,930,000 for the first six months of 1999 to $2,180,000 for the same period of 2000.

     The combined effects of the above-described factors resulted in income before taxes of $939,000 for the three months ended June 30, 2000 compared to $570,000 for the second quarter of 1999. For the six months ended June 30, 2000 income before taxes is $1,812,000 compared to $1,260,000 for the first six months of the prior year. In the second quarter, the Company's provision for taxes increased from $237,000 in 1999 to $389,000 in 2000. For the six months ended June 30, 2000 the provisions were $749,000 compared to $518,000 in 1999. This brought net income for the second quarter of 2000 to $550,000 compared to $333,000 for the same period in

1999. For the six months ended June 30, net income in 2000 was $1,063,000, while 1999 net income through June 30 was $742,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES
--------------------------------------------------

     The Company's financial position remains liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 21.6% of total deposits at June 30, 2000. This level represents a decrease from the 51.95% liquidity level which existed on December 31, 1999. In addition, at June 30, 2000 some $20.6 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 88.6% and 59.2% as of June 30, 2000 and December 31, 1999, respectively.

     Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of June 30, 2000, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates. A positive "gap" for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative "gap" implies that an interest rate movement would result in an inverse change in net interest income.

                                                       One        Six
                                            Less      month      months        One
                                            than     but less   but less    year but      Five     Non-interest
                                Floating     one     than six   than one    less than     years      earning
         Category                 Rate      month     months      year      five years   or more    or bearing      Total
------------------------------  --------    -----    --------   --------    ----------   -------   ------------    --------
Fed funds sold                    19,605         0          0        0           0           0            0          19,605
Time deposits with other banks         0       495      3,465        0           0           0            0           3,960
Investment securities                  0       999      4,951        0           0           0            0           5,950
  Subtotal                        19,605     1,494      8,416        0           0           0            0          29,515

Loans                            184,748       227        747       40         759           0            0         186,521
  Total earning assets           204,353     1,721      9,163       40         759           0            0         216,036

Cash and due from banks                0         0          0        0           0           0       16,014          16,014
Premises and equipment                 0         0          0        0           0           0        1,272           1,272
Other real estate owned                0         0          0        0           0           0            0               0
Other assets                           0         0          0        0           0           0        3,957           3,957
  Total non-earning assets             0         0          0        0           0           0       21,243          21,243

  Total assets                   204,353     1,721      9,163       40         759           0       21,243         237,279
Funds purchased                        0         0          0        0           0           0            0               0
Repurchase agreements                  0         0          0        0           0           0            0               0
  Subtotal                             0         0          0        0           0           0            0               0

Savings deposits                   9,940         0          0        0           0           0            0           9,940
Money market deposits             87,254         0          0        0           0           0            0          87,254
Time deposits                          0    20,209     17,315    1,421         177           0            0          39,122
  Total bearing liabilities       97,194    20,209     17,315    1,421         177           0            0         136,316

Demand deposits                        0         0          0        0           0           0       74,298          74,298
Other liabilities                      0         0          0        0           0           0        5,150           5,150
Equity capital                         0         0          0        0           0           0       21,515          21,515
  Total non-bearing liabilities        0         0          0        0           0           0      100,963         100,963

  Total liabilities               97,194    20,209     17,315    1,421         177           0      100,963         237,279

    GAP                          107,159   (18,488)    (8,152)  (1,381)        582           0      (79,720)              0

    Cumulative GAP               107,159    88,671     80,519   79,138      79,720      79,720            0               0

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

     The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains and $24,000 in losses were recorded on securities sales in the first half of 2000. As of June 30, 2000 the Company's investment portfolio contained gross unrealized gains of $4,000 and no unrealized losses. By comparison, at June 30, 1999 the Company's investment portfolio contained gross unrealized losses of $18,000 and no unrealized gains. The unrealized net gain (adjusted for taxes) of $4,000 at June 30, 2000 gave rise to a $3,000 increase in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

     The Company continues to enjoy a strong capital position. Total capital was $21,515,000 and $20,703,000 as of June 30, 2000 and December 31, 1999,
respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                    6-30-00        12-31-99
                                    -------        --------
Leverage Ratio (Tier I Capital
to Assets):
     Regulatory requirement          4.00%            4.00%
     First Regional Bancorp          9.10%            8.90%

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

     In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

                                          6-30-00    12-31-99
                                         --------    --------
Tier I Capital to Assets:
     Regulatory requirement                  4.00%       4.00%
     First Regional Bancorp                 10.90%      10.50%

                                          6-30-00    12-31-99
                                          -------    --------

Tier I + Tier II Capital to Assets:
     Regulatory requirement                  8.00%       8.00%
     First Regional Bancorp                 12.15%      11.70%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The company held its annual meeting of shareholders on May 18, 2000. The Board of Directors was elected as follows:

          Fred M. Edwards
          H. Anthony Gartshore
          Gary Horgan
          Thomas E. McCullough
          Lawrence J. Sherman
          Jack A. Sweeney


No other matters were submitted for shareholder vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

There are no exhibits to this report.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the second quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST REGIONAL BANCORP


Date: August 8, 2000        /s/ Jack A. Sweeney
                            -------------------
                            Jack A. Sweeney, Chairman of the Board
                            and Chief Executive Officer


Date: August 8, 2000        /s/ Thomas McCullough
                            ---------------------
                            Thomas McCullough, Chief Financial Officer