Form 10-Q
period 2000-09-30
FIRST REGIONAL BANCORP
filed 2000-11-13
CIK 356708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter Ended September 30, 2000

0-10232
(Commission File Number)

FIRST REGIONAL BANCORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3582843 (IRS Employer Identification Number)

1801 Century Park East Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

(310) 552-1776
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Applicable Only to Corporate Issuers

             Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

             Class: Common Stock, No Par Value. Outstanding on October 19, 2000: 2,814,720.

FIRST REGIONAL BANCORP

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Cash and due from banks	$15,201	$10,074
Federal funds sold	9,335	37,090

Cash and cash equivalents	24,536	47,164
Investment securities	4,941	52,789
Interest-bearing deposits in financial institutions	2,772	6,923
Government guaranteed loans	27,457	5,084
Loans, net of allowance for losses of $3,819,000 in 2000 and $2,300,000 in 1999	186,534	116,732
Premises and equipment, net of accumulated depreciation	1,403	1,172
Accrued interest receivable and other assets	10,397	3,169

Total Assets	$258,040	$233,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$78,689	$65,405
Interest bearing:
Savings deposits	10,401	8,605
Money market deposits	94,248	87,670
Time deposits	48,319	44,052

Total deposits	231,657	205,732
Note payable	1,200	1,313
Accrued interest payable and other liabilities	3,017	5,285

Total Liabilities	235,874	212,330

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 2,815,000 and 2,809,000 shares outstanding in 2000 and 1999, respectively	14,254	14,410
Less: Unearned ESOP shares; 125,000 and 132,000 outstanding in 2000 and 1999, respectively	(1,137)	(1,244)

Total common stock, no par value; Outstanding 2,689,000 (2000) and 2,677,000 (1999) shares	13,117	13,166
Retained earnings	9,049	7,538
Accumulated other comprehensive loss		(1)

Total Shareholders’ Equity	22,166	20,703

Total Liabilities and Shareholders’ Equity	$258,040	$233,033

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenue From Earning Assets:
Interest on loans	$5,445	$2,581	$13,279	$7,288
Interest on deposits in financial institutions	52	44	202	308
Interest on investment securities	145	976	1,297	2,552
Interest on federal funds sold	305	297	1,106	982

Total interest income	5,947	3,898	15,884	11,130

Cost of Funds:
Interest on deposits	1,305	1,114	3,410	3,315
Interest on other borrowings	3	5	11	13

Total interest expense	1,308	1,119	3,421	3,328

Net interest income	4,639	2,779	12,463	7,802
Provision (credit)for loan losses	710	0	1,424	(195)

Net interest income after provision for loan losses	3,929	2,779	11,039	7,997

Other operating income	479	451	1,223	1,244

Operating Expenses:
Salaries and related benefits	2,073	1,381	5,520	3,876
Occupancy expense	237	186	652	512
Equipment expense	130	95	365	268
Promotion expense	65	47	196	142
Professional services expense	244	282	822	813
Customer service expense	133	141	415	532
Supply/communication expense	137	138	384	339
Other expenses	353	286	1,060	825

Total operating expenses	3,372	2,556	9,414	7,307

Income before provision for income taxes	1,036	674	2,848	1,934
Provision for income taxes	425	278	1,174	796

Net income	$611	$396	$1,674	$1,138

Earnings per share (Note 2):
Basic	$0.23	$0.14	$0.62	$0.38
Diluted	$0.23	$0.13	$0.62	$0.36

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Operating Activities:
Net Income	$1,674	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,424	(195)
Provision for depreciation and amortization	176	130
Amortization of investment security and guaranteed loan premiums	406	61
Accretion of investment security discounts	(98)	(132)
Increase in interest receivable	(894)	(336)
Increase in interest payable	85	4
(Decrease) increase in taxes payable	(511)	264
Net (decrease) increase in other liabilities	(1,842)	636

Net cash provided by operating activities	420	1,570

Investing Activities:
Decrease in investments in time deposits with other financial institutions	4,151	6,330
Decrease (increase) in investment securities	47,936	(19,084)
Increase in guaranteed loans	(22,768)	(215)
Net increase in other loans	(71,226)	(10,032)
Increase in premises and equipment	(407)	(424)
Net increase in other assets	(6,334)	(737)

Net cash used in investing activities	(48,648)	(24,162)

Financing Activities:
Net increase in noninterest bearing deposits money market deposits, and other deposits	21,658	36,515
Net increase (decrease) in time deposits	4,267	(6,361)
Decrease in note payable	(113)	(113)
Increase in securities sold under agreement to repurchase		467
(Decrease) in shareholders’ equity	(212)	(126)

Net cash provided by financing activities	25,600	30,382
(Decrease) increase in cash and cash equivalents	(22,628)	7,790
Cash and cash equivalents, beginning of period	47,164	41,177

Cash and cash equivalents, end of period	$24,536	$48,967

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1.

             The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 1999 financial statements have been reclassified to be comparable with the classifications used in the 2000 financial statements.

             In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

             In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company is currently in the process of assessing the impact of the adoption of SFAS 133. Because the Company does not currently invest in derivative financial i nstruments covered by SFAS No. 133 or conduct hedging activities, adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on the Company’s consolidated statements of income and financial condition. Should the Company’s investment activities in this area change in the future, the Company will be required to record derivatives that were previously not given accounting recognition as assets and record the changes in the fair value of those derivatives in earnings.

             While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 1999 annual report. Certain statements in this Report on Form 10-Q constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations.

Note 2.

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

	Three Months Ended September 30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$611,000	2,686,919	$0.23
Effect of dilutive securities
Incremental shares from assumed exercise of outstanding options		15,176	(0.00)
Diluted EPS
Income available to common shareholders	$611,000	2,702,095	$0.23
	Three Months Ended September 30, 1999

	Income (Numerator)	Weighted Average Shares (Denominator)	PerShare Amount

Basic EPS
Income available to common shareholders	$396,000	2,874,840	$0.14
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		78,831	(0.01)

Diluted EPS
Income available to common shareholders	$396,000	2,953,671	$0.13

	Nine Months Ended September30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,674,000	2,696,154	$0.62
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		15,426	(0.00)

Diluted EPS
Income available to common shareholders	$1,674,000	2,711,580	$0.62

	Nine Months Ended September30, 1999

	Income (Numerator)	Shares (Denominator)	Weighted Average Per Share Amount

Basic EPS
Income available to common shareholders	$1,138,000	3,018,482	$0.38
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		103,361	(0.02)

Diluted EPS
Income available to common shareholders	$1,138,000	3,121,843	$0.36

Note 3.

             As of September 30, 2000 the Bank had a total of $1,161,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

Note 4.

             The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and nine month periods ended September 30, 2000 and 1999, the Company’s comprehensive income (loss) was as follows:

	Three Months Ended September 30,

	2000	1999

	(in thousands)
Net Income	$611	$396

Other comprehensive income	0	7
Total comprehensive income	$611	$403

	Nine Months Ended September30,

	2000	1999

	(in thousands)
Net Income	$1,674	$1,138
Other comprehensive loss	0	(5)

Total comprehensive income	$1,674	$1,133

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

             First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank. The following discussion and analysis relates primarily to the Bank.

             As of September 30, 2000 total assets were $258,040,000 compared to $233,033,000 at December 31, 1999, an increase of $25,007,000 or 11%. Moreover, the September 30, 2000 asset level represents a $31,738,000 (14%) increase over the $226,302,000 which existed on the same date in 1999. The 2000 asset growth reflects a corresponding increase in total deposits of $25,925,000 or 13%, from $205,732,000 at the end of 1999 to $231,657,000 at September 30, 2000. While the deposit growth was centered in money market and noninterest bearing deposits, there was also growth in savings deposits and time deposits. There were several changes in the composition of the Bank’s assets during the first nine months of 2000. The Bank’s core loan portfolio increased by $92,175,000 during the nine month period bringing the Bank’s total loans to $213,991,000 at September 30, 2000 from the December  ;31, 1999 total of $121,816,000. The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets. Of particular note, investment securities available for sale decreased by approximately $47.8 million and time deposits in financial institutions fell by $4.1 million. Federal funds sold fell by $27.7 million in order to accommodate the changes that took place in the rest of the balance sheet.

             The Company earned a profit of $611,000 in the three months ended September 30, 2000, compared to earnings of $396,000 in the third quarter of 1999 an increase of 54%. The results for the nine months ended September 30, 2000 were profits of $1,674,000 compared to a profit of $1,138,000 for the corresponding period of 1999.

Net Interest Income

             Total interest income increased by $2,049,000 (52%) for the third quarter of 2000 compared to the same period in 1999, and increased by $4,754,000 (43%) for the nine month period ended September 30, 2000 compared to the prior year as total earning assets were significantly higher (10%) in 2000 than in 1999. The majority of the increase in interest income arises from a substantial increase of $5,991,000 (82%) in interest on loans from $7,288,000 for the nine months ended September 30, 1999 compared to $13,279,000 for the same period in 2000.

This increase in interest income on loans corresponds to a substantial increase in core loan portfolio of $111,848,000 (109%) from September 30, 1999 to September 30, 2000 and generally higher interest rates which have existed this year compared to 1999. For the three months ended September 30, 2000 interest expense increased by $189,000 (17%) to $1,308,000 from the 1999 level of $1,119,000 and for the nine months ended September 30, 2000 interest expense increased slightly by $93,000 (2.8%) to $3,421,000 from the 1999 level of $3,328,000. Interest expenses increased in these periods as interest bearing deposits were $17,854,000 (13%) higher at September 30, 2000 than at September 30, 1999. The net result was an increase in net interest income of $1,860,000 (67%), from $2,779,000 in the third quarter of 1999 to $4,639,000 for the third quarter of 2000 and increase in net interest income of $4,661,000 (60%), from $7,802,000 for the nine months ended September  ;30, 1999 to $12,463,000 for the first nine months of 2000.

Operating Income

             Other operating income increased to $479,000 in the third quarter of 2000 from $451,000 in the three months ended September 30, 1999. For the first nine months of 2000 other operating income decreased slightly from $1,244,000 for the nine months ended September 30, 1999 to $1,223,000 for the first nine months of 2000. The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $188,000 for the third quarter of 2000 and $531,000 for the nine months ended September 30, 2000 in contrast with $138,000 for the third quarter of 1999 and $359,000 for the nine months ended September 30, 1999. Offsetting this income increase in part was the Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-dir ected retirement plans. TASC had revenue that decreased to $291,000 for the nine months ended September 30, 2000 in contrast with $420,000 for the nine months ended September 30, 1999. Also offsetting this income increase was the decrease in gains realized on the sale of land, which decreased from $132,000 in 1999’s first nine months to $68,000 in the same period of 2000. Losses on securities sales totaled $0 for the third quarter of 2000 and $24,000 for the first nine months of 2000 while no gains or losses on securities sales were realized in the first nine months of 1999.

Loan Portfolio and Provision for Loan Losses

             The loan portfolio consisted of the following at September 30, 2000 and December 31, 1999:

	September30, 2000	December31, 1999

	(dollars in thousands)
Commercial loans	$60,130	$42,789
Real estate construction loans	42,313	19,267
Real estate loans	87,792	56,741
Other loans	1,205	961

Total loans	191,440	119,758
Less—Allowances for loan losses	3,819	2,300
—Deferred loan fees	1,087	726

Net loans	$186,534	$116,732

Government guaranteed loans	$27,457	$5,084

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

             The allowance for possible losses was $3,819,000 and $2,300,000 (or 1.75% and 1.85% of gross outstanding loans) at September 30, 2000 and December 31, 1999 respectively. Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, provisions for possible loan losses were $710,000 and $1,424,000 for the three and nine month periods ended September 30, 2000, compared to $0 and $(195,000) for the same periods of 1999. For the three and nine months ended September 30, 2000, the Company generated net loan recoveries of $0 and 95,000; by comparison, in the first nine months of 1999 the Company experienced net loan recoveries of $31,000.

             For the quarter ended September 30, 2000 the Company had identified loans having an aggregate average balance of $54,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. Pursuant to this policy, the Company had already ceased to accrue interest on the impaired loans, and had established a loss reserve for each of the loans which, at September 30, 2000, totaled $25,000.

Other Operating Expenses

             Other operating expenses increased in the first nine months of 2000 compared to the same period of 1999, although some categories of expense actually decreased from the levels of previous periods. Other operating expenses rose to a total of $3,372,000 for the third quarter of 2000 from $2,556,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 other operating expenses totaled $9,414,000, an increase from $7,307,000 for the corresponding period in 1999.

             Salary and related benefits increased by $692,000, rising from a total of $1,381,000 for the third quarter of 1999 to $2,073,000 for the same period in 2000, and also rose for the nine months ended September 30, to $5,520,000 from $3,876,000 in 1999. The increase principally reflects increases in staffing which took place due to the new regional offices. The increase also reflects employee salary adjustments. Occupancy expense rose to $237,000 for the three months ended September 30, 2000 from $186,000 in the third quarter of 1999, the increase reflects the rent paid on the various facilities which house the Bank’s new regional offices and the TASC operation. Total other operating expenses rose in 2000 compared to the prior year, increasing from $989,000 for the third quarter of 1999 to $1,062,000 for the third quarter of 2000 and a corresponding increase from $2,919,000 for the first nine months of 1 999 to $3,242,000 for the same period of 2000.

             The combined effects of the above-described factors resulted in income before taxes of $1,036,000 for the three months ended September 30, 2000 compared to $674,000 for the third quarter of 1999. For the nine months ended September 30, 2000 income before taxes is $2,848,000 compared to $1,934,000 for the first nine months of the prior year. In the third quarter, the Company’s provision for taxes increased from $278,000 in 1999 to $425,000 in 2000. For the nine months ended September 30, 2000 the provisions were $1,174,000 compared to $796,000 in 1999. This brought net income for the third quarter of 2000 to $611,000 compared to $396,000 for the same period in 1999. For the nine months ended September 30, net income in 2000 was $1,674,000, while 1999 net income through September 30 was $1,138,000.

Liquidity, Sources of Funds, and Capital Resources

             The Company’s financial position remains liquid. Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 13.9% of total deposits at September 30, 2000. This level represents a decrease from the 51.95% liquidity level which existed on December 31, 1999. In addition, at September 30, 2000, some $27.5 million of the Bank’s total loans consisted of government guaranteed loans which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 92% and 59.2% as of September 30, 2000 and December 31, 1999, respectively.

             Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2000, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates. A positive “gap” for a period indicates that an upward or downward movement in the level of interest rates would cause a corresponding change in net interest income, while a negative “gap” implies that an intere st rate movement would result in an inverse change in net interest income.

Category	Floating Rate	Less Than One Month	One Month But Less Than Six Months	Six Months But Less Than One Year	One Year But Less Than Five Years	Five Years or More	Non-Interest Earning or Bearing	Total

Fed funds sold	9,335	0	0	0	0	0	0	9,335
Time deposits with other banks	0	1,089	1,683	0	0	0	0	2,772
Investment securities	0	1,000	3,941	0	0	0	0	4,941

Subtotal	9,335	2,089	5,624	0	0	0	0	17,048
Loans	211,948	205	905	226	707	0	0	213,991

Total earning assets	221,283	2,294	6,529	226	707	0	0	231,039
Cash and due from banks	0	0	0	0	0	0	15,201	15,201
Premises and equipment	0	0	0	0	0	0	1,403	1,403
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	10,397	10,397

Total non-earning assets	0	0	0	0	0	0	27,001	27,001

Total assets	221,283	2,294	6,529	226	707	0	27,001	258,040
Funds purchased	0	0	0	0	0	0	0	0
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0	0
Savings deposits	10,401	0	0	0	0	0	0	10,401
Money market deposits	94,248	0	0	0	0	0	0	94,248
Time deposits	0	21,603	22,148	4,442	126	0	0	48,319

Total bearing liabilities	104,649	21,603	22,148	4,442	126	0	0	152,968
Demand deposits	0	0	0	0	0	0	78,689	78,689
Other liabilities	0	0	0	0	0	0	4,217	4,217
Equity capital	0	0	0	0	0	0	22,166	22,166

Total non-bearing liabilities	0	0	0	0	0	0	105,072	105,072

Total liabilities	104,649	21,603	22,148	4,442	126	0	105,072	258,040
GAP	116,634	(19,309)	(15,619)	(4,216)	581	0	(78,071)	0
Cumulative GAP	116,634	97,325	81,706	77,490	78,071	78,071	0	0

             As the table indicates, the vast majority of the Company’s assets are either floating rate or, if fixed rate, have short maturities. Since the yields on these assets quickly adjust to reflect changes in the overall level of interest rates, there are no significant unrealized gains or losses with respect to the Company’s assets, nor is there much likelihood of large realized or unrealized gains or losses developing in the future. For this reason, realized or unrealized gains or losses are not expected to have any significant impact on the Company’s future operating results or liquidity.

             The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency. As mentioned above, $24,000 in losses were recorded on securities sales in the first nine months of 2000. As of September 30, 2000 the Company’s investment portfolio contained no gross unrealized gains or unrealized losses. By comparison, at September 30, 1999 the Company’s investment portfolio contained no gross unrealized gains and unrealized losses of $8,000. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

             The Company continues to enjoy a strong capital position. Total capital was $22,166,000 and $20,703,000 as of September 30, 2000 and December 31, 1999, respectively. The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	September 30, 2000	December 31, 1999

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	8.62%	8.90%

             The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

             In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	September 30, 2000	December 31, 1999

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	10.14%	10.50%

	September 30, 2000	December 31, 1999

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bancorp	11.40%	11.70%

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

PART II. OTHER INFORMATION

Item 1.   Legal proceedings

Litigation

             The Company is a party as plaintiff to a number of lawsuits that have arisen in connection with the normal conduct of its banking business. It is management’s opinion, based upon advice of legal counsel, that none of the pending litigation will have a materially adverse effect on the Company or the Bank.

Item 4.    Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the third quarter of 2000.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

             There are no exhibits to this report.

Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP
Date: November 9, 2000	/s/ Jack A. Sweeney

Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 9, 2000	/s/ Thomas McCullough

Thomas McCullough, Chief Financial Officer