Form 10-K
period 2000-12-31
FIRST REGIONAL BANCORP
filed 2001-03-30
CIK 356708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000         Commission File No. 0-10232

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Aggregate market value of Common Stock held by non-affiliates as of March 22, 2001: $9,954,126

         Number of shares of Common Stock outstanding at March 22, 2001:
2,755,220.

         Documents incorporated by reference and parts of Form 10-K into which incorporated:


Portions of Proxy Statement for 2001 Annual Meeting of                 PART III
Shareholders (to be filed within 120 days of fiscal year
end)
Annual Report on Form 10-K for the Years Ended December 31,            PART IV
1982, 1987, 1988, 1991, and 1993
Registration Statement on Form 10 as Filed with the                    PART IV
Commission in March, 1982
Registration Statement on Form S-14 Filed with the                     PART IV
Commission on December 2, 1981 (File Number 2-75140)

                                    FORM 10-K
                              TABLE OF CONTENTS AND
                              CROSS REFERENCE SHEET

                                                             Page
                                                              in   Incorporation
PART I                                                       10-K  by Reference
                                                             ----  ------------

     ITEM 1.  Business......................................   4

     ITEM 2.  Properties....................................  53

     ITEM 3.  Legal Proceedings.............................  55

     ITEM 4.  Submission of Matters to a Vote of
              Securities Holders............................  55

PART II

     ITEM 5.  Market for Registrant's Common Stock
              and Related Stockholder Matters...............  56

     ITEM 6.  Selected Financial Data.......................  58

     ITEM 7.  Management's Discussion and Analysis
              of Financial Condition and Results
              Of Operations.................................  60

     ITEM 8.  Financial Statements and
              Supplementary Data............................  68

     ITEM 9.  Disagreements on Accounting and
              Financial Disclosure..........................  68

PART III

     ITEM 10. Directors and Executive Officers of                  2000 Proxy
              the Registrant................................  69   Statement

     ITEM 11. Executive Compensation......................... 69   2000 Proxy
                                                                   Statement

     ITEM 12. Security Ownership of Certain                        2000 Proxy
              Beneficial Owners and Management..............  69   Statement

     ITEM 13. Certain Relationships and Related                    2000 Proxy
              Transactions..................................  69   Statement



PART IV

     ITEM 14. Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K............  70

SIGNATURES..................................................  71
INDEX TO FINANCIAL STATEMENTS...............................  72
INDEX TO EXHIBITS...........................................  99


                           PART I

ITEM 1.  BUSINESS

BUSINESS OF FIRST REGIONAL BANCORP

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

BUSINESS OF FIRST REGIONAL BANK

         The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has full branch Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Gardena and Encino. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout both the counties of Los Angeles and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

         The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. The Bank does not currently offer trust services, but it does make trust services available to its customers through a correspondent bank. At March 22, 2001 the Bank had 101 equivalent full-time employees.

COMPETITION

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

INTRODUCTION

         Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

         o the Federal Deposit Insurance Corporation (the ("FDIC"); and

         o the California Department of Financial Institutions (the "DFI")and

         o the Board of Governors of the Federal Reserve System (the "FRB").

         The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things:


         o the scope of business that they may conduct;

         o investments that they can make;

         o reserves that must be maintained against deposits;

         o capital levels that must be maintained relative to the amount and risks associated with assets;

         o the nature and amount of collateral that may be taken to secure loans;

         o the establishment of new branches;

         o mergers and consolidations with other financial institutions; and

         o the amount of dividends that the Company and the Bank may pay.

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

SUPERVISION AND REGULATION - THE COMPANY

         GENERAL. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

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

         BANK HOLDING COMPANY LIQUIDITY. The Company is a legal entity, separate and distinct from the Bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the Bank from paying dividends to the Company.

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

         TRANSACTIONS WITH AFFILIATES. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank' capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank is also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation - The Banking Subsidiaries - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

         LIMITATIONS ON BUSINESSES AND INVESTMENT ACTIVITIES. Under the BHCA, a bank holding company must obtain the FRB's approval before:

         o directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

         o acquiring all or substantially all of the assets of another bank; or

         o merging or consolidating with another bank holding company.

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

         In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

         o making or acquiring loans or other extensions of credit for its own account or for the account of others;

         o servicing loans and other extensions of credit;

         o operating a trust company in the manner authorized by federal or state law under certain circumstances;

         o leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

         o providing financial, banking, or economic data processing and data transmission services;

         o owning, controlling, or operating a savings association under certain circumstances;

         o selling money orders, travelers' checks and U.S. Savings Bonds;

         o providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

         o underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Banking Subsidiaries may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

         o the customer must obtain or provide some additional credit, property or services from or to the Banking Subsidiaries other than a loan, discount, deposit or trust service;

         o the customer must obtain or provide some additional credit, property or service from or to the Company or any of the Banking Subsidiaries; or

         o the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

         Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial services providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation
- The Bank - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act" herein.)

         CAPITAL ADEQUACY. Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

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

         LIMITATIONS ON DIVIDEND PAYMENTS. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits), and the Company's current assets would be at least equal to its current liabilities.

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

         SUPERVISION AND REGULATION - THE BANK

         GENERAL. The Bank, as a state-chartered nonmember bank, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank's business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates. Supervision, regulation, and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended to protect the shareholders of the Company.

         RECENT LEGISLATION AND REGULATORY DEVELOPMENTS. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the FRB on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

         1.  GRAMM-LEACH-BLILEY ACT

         GENERAL. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

         FACILITATING AFFILIATIONS AND EXPANSION OF FINANCIAL ACTIVITIES. The GLB Act:

         o eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;

         o establishes a statutory framework for permitting full affiliations to occur;

         o provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;

         o preserves the role of the FRB as the umbrella supervisory authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and

         o establishes a mechanism for coordination between the FRB and the Secretary of the Treasury (the "Secretary") regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

         Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

         FINANCIAL AFFILIATIONS AND ACTIVITIES. The GLB Act repeals previous statutory prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations. Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well managed," "well capitalized," and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

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

         A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:

         o underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

         o providing financial or investment advice;

         o issuing or selling interests in pools of assets that a bank could hold;

         o all underwriting, dealing in or making markets in securities without any revenue limitation;

         o engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined, before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;

         o sponsoring and distributing all types of mutual funds;

         o investment company activities;

         o merchant banking equity investment activities;

         o insurance company equity investments; and

         o engaging in any activity that the FRB determined before the GLB Act to be permitted for a bank holding company that is not an FHC.

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

         MERCHANT BANKING. The GLB Act permits FHC's to make controlling equity investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:


         o the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;

         o the FHC must own a securities affiliate;

         o the investment must be made as part of a BONA FIDE underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;

         o the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the BONA FIDE underwriting or merchant or investment banking activity; and

         o the FHC must not routinely manage or operate the entity in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

         INSURANCE COMPANY PORTFOLIO INVESTMENTS. The GLB Act permits FHCs to affiliate with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policy holders in most or all of the shares of stock of a company that may not be engaged in a financial activity. New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

         o be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;

         o represent investments made in the ordinary course of the insurance company's business, according to relevant state insurance laws governing such investments; and

         o not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

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

         PREEMPTION OF STATE LAW. The GLB Act affirms that the states are the primary legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

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

         STREAMLINING SUPERVISION OF BANK HOLDING COMPANIES. The GLB Act authorizes the FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: financial condition; monitoring of financial and operating risks; transactions with depository institutions; and compliance with the BHCA and other laws that the FRB has jurisdiction to enforce. The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

         The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

         o has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;

         o reasonably believes, after reviewing the relevant reports, that examining the subsidiary is necessary to adequately provide information regarding its risk monitoring systems; or

         o has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and the FRB cannot make the determination through an examination of an affiliated depository institution or the holding company.

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

         The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

         o the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and

         o it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

         FINANCIAL SUBSIDIARIES OF NATIONAL BANKS. In addition to the permissible statutory subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

         Activities of national banks' financial subsidiaries are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and can only be performed in nonbank subsidiaries of FHCs. These prohibited activities are:

         o insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;

         o insurance company portfolio investments;

         o merchant banking; and

         o real estate investment and development activities beyond those directly authorized by law.

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

         On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

         o the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and "satisfactory" CRA rating standards for banking subsidiaries of FHCs;

         o the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and

         o a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

         The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented. These conditions include, but are not limited to:

         o requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

         o prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;

         o requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and

         o requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

         FINANCIAL SUBSIDIARIES OF STATE-CHARTERED NONMEMBER BANKS. The GLB Act added Section 46 to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed." However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution. (See - 5. Expanded Enforcement Powers - Activities of State Banks herein.)

         BROKER-DEALER ACTIVITIES. The GLB Act provides for the functional regulation of bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 (the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged. These exemptions relate to:

         o third-party networking arrangements;

         o trustee and fiduciary activities if the bank: (i) is chiefly compensated by means of administration and certain other fees; and (ii) does not publicly solicit brokerage deposits; and

         o identified banking products such as commercial paper, bankers' acceptances, employee and shareholder benefit plans, sweep accounts, affiliate transactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

         The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

         INSURANCE ACTIVITIES. In addition to affirming that states are the functional regulators of insurance activities, the GLB Act prohibits federally-chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken in the same manner, to the same extent, and under the same restrictions that apply to state-chartered banks.

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

         UNITARY SAVINGS AND LOAN HOLDING COMPANY PROVISIONS. The GLB Act amends the Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999, retain their authority to engage in nonfinancial activities and affiliations.

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

         CONSUMER PRIVACY PROTECTION. The GLB Act enhances financial privacy laws by imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

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

         FEDERAL HOME LOAN BANK SYSTEM MODERNIZATION. The Federal Home Loan Bank System Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

         o voluntary rather than mandatory membership of federal savings associations in the FHLBS;

         o permitting all community financial institutions (I.E. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and

         o permitting any community financial institution greater access to FHLBS credit facilities by expanding the types of assets that may be pledged as collateral, including small business, agricultural, rural development, or low-income community development loans.

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

         COMMUNITY REINVESTMENT ACT PROVISIONS. In addition to the maintenance of at least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non-governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

         Other provisions affecting the CRA include:

         o reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;

         o requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and

         o requiring a Treasury study of whether adequate services are being provided under the CRA.

         OTHER PROVISIONS. Other provisions of the GLB Act include, but are not limited to:


         o requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;

         o requiring a General Accounting Office study of possible revisions to the Internal Revenue Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and

         o requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

         CONCLUSION. The provisions of the GLB Act are numerous and become effective at various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Bank, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Bank.

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

         3.  FEDERAL DEPOSIT INSURANCE

         GENERAL. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

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

         DEPOSIT INSURANCE ASSESSMENTS. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

         Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as the Bank are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.

                   ASSESSMENT RATES EFFECTIVE JANUARY 1, 1997
                                                     SUPERVISORY GROUP

                    CAPITAL GROUP             GROUP A      GROUP B     GROUP C
                    -------------             -------      -------     -------
         Well Capitalized.................       0             3         17
         Adequately Capitalized...........       3            10         24
         Undercapitalized.................      10            24         27

Commencing the first quarter of 1997, banks were required to share in the payment of interest on the Financing Corporation Bonds (the "FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Previously, the FICO debt was paid solely out of the SAIF assessment base. Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 and the annual assessment rates for insured institutions ranged from a high of $.0212 to a low of $.01960 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

         With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

         FDIC RECEIVERSHIPS. Pursuant to FIRREA, the FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

         o insolvency of such institution;

         o substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

         o an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

         o any willful violation of a cease and desist order which has become final;

         o any concealment of books, papers, records or assets of the institution;

         o the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

         o the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

         o any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

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

         ENFORCEMENT POWERS. Some of the most significant provisions of FIRREA were the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

         o expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;

         o expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;

         o provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

         o prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

         o required the regulators to publicize all final enforcement orders;
         and

         o provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

         CRIME CONTROL ACT OF 1990. The Crime Control Act of 1990 further strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

         4.  RISK-BASED CAPITAL GUIDELINES

         GENERAL. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

         QUALIFYING CAPITAL. A bank's qualifying total capital consists of two types of capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

         o common stockholders' equity;

         o qualifying noncumulative perpetual preferred stock (including related surplus); and

         o minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

         o a portion of allowance for loan and lease losses;

         o certain types of perpetual preferred stock and related surplus;

         o certain types of hybrid capital instruments and mandatory convertible debt securities; and

         o a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

         RISK WEIGHTED ASSETS AND OFF BALANCE SHEET ITEMS. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

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

         MINIMUM CAPITAL STANDARDS. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

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

         OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

         o 100% of assets classified loss;

         o 50% of assets classified doubtful;

         o 15% of assets classified substandard; and

         o estimated credit losses on other assets over the upcoming twelve months.

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

         The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

         o the amount that can be realized within one year of the quarter-end report date; or

         o 10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

         5.  EXPANDED ENFORCEMENT POWERS

         GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

         PROMPT CORRECTIVE ACTION. FDICIA established five categories of bank capitalization: "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under the regulations, a bank shall be deemed to be:

         o "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

         o "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

         o "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

         o "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

         o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         Information concerning the Bank's capital adequacy at December 31, 2000 is as follows (the Company's ratios and amounts are substantially the same):

                                                                                          AMOUNT TO BE
                                                                                          "WELL
                                                               MINIMUM                    CAPITALIZED"
                                                               AMOUNT FOR                 UNDER PROMPT
                                                               CAPITAL      MINIMUM       CORRECTIVE
                                             ACTUAL            ADEQUACY     REGULATORY    ACTION
                                        AMOUNT     RATIO       PURPOSES     RATIO         PROVISIONS       RATIO
    THE BANK:                        (DOLLARS IN THOUSANDS)
    Total Capital (To Risk-
       Weighted Assets)..............   $25,748     10.9%       $18,892      8.0%          $23,615          10.0%
    Tier 1 Capital (To Risk-
       Weighted Assets)..............    22,776      9.6          9,446      4.0            14,169           6.0
    Leverage Ratio (Tier 1 Capital
       To Average Assets)............    22,776      7.4         11,290      4.0            14,112           5.0

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

         OPERATIONAL STANDARDS. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -"6. Riegle Community Development and Regulatory Improvement Act of 1994" herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

         BROKERED DEPOSITS. Effective June 16, 1992, FDICIA placed restrictions on the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

         LENDING. New regulations were issued in the area of real estate lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

         ACTIVITIES OF STATE BANKS. FDICIA imposed restrictions on the activities of state-chartered banks which are otherwise authorized under state law. Generally, FDICIA restricts investments and activities of state banks, either directly or through subsidiaries, to those permissible for national banks, unless the FDIC has determined that such activities would not pose a risk to the insurance find of which the bank is a member and the bank is also in compliance with applicable capital requirements. This restriction effectively eliminated real estate investments authorized under California law.

         6.  RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994

         The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

         o less frequent regulatory examination schedules for small institutions;

         o amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and

         o amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past two years:


                                               For Period Ended
                                                 December 31,
                                             2000           1999
                                           --------       --------
                                            (Dollars in Thousands)
     Assets

         Cash and Due From Banks.........  $ 15,526       $ 12,354

         Time Deposits with Other
         Financial Institutions..........     3,397          7,571

         Investment Securities...........    21,904         68,976

         Funds Sold......................    23,706         29,579

         Net Loans.......................   177,143        100,303

         Other Assets....................     7,867          4,022
                                           --------       --------
              Total......................  $249,543       $222,805
                                           ========       ========

     Liabilities & Shareholders' Equity

         Deposits:

              Demand (non-interest
              bearing)...................  $ 77,461       $ 63,470

              Savings....................     1,885          1,809




              Money Market Accounts......    98,488         85,120

              Time.......................    45,039         47,269
                                           --------       --------

                   Total Deposits........   222,873        197,668

         Securities Sold Under
         Agreements to Repurchase........       888            579

         Other Liabilities...............     2,877          2,356
                                           --------       --------

              Total Liabilities..........   226,638        200,603
                                           --------       --------

         Shareholders' Equity............    22,905         22,202
                                           --------       --------

              Total......................  $249,543       $222,805
                                           ========       ========


INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

                                        For Period Ended December 31,
                                  2000                                1999
                   --------------------------------   ---------------------------------
                                Interest    Average                 Interest    Average
                   Average      Income(2)/   Yield/   Average       Income(2)/   Yield/
                   Balance      Expense      Rate %   Balance        Expense     Rate %
                   -------      ----------  -------   --------      ----------  -------
                                       (Dollars in Thousands)
Interest
Earning
Assets:

Loans(1)          $180,262      $19,446       10.8%   $102,633       $9,910       9.7%

Investment
Securities          21,904        1,460        6.7%     68,976        3,455       5.0%

Funds Sold          23,706        1,451        6.1%     29,579        1,486       5.0%

Time Deposits
With Other
Financial
Institutions         3,397          220        6.5%      7,571          406       5.4%
                  --------      -------       ----    --------       ------       ---

                                   2000                            1999
                 ---------------------------------  ---------------------------------
                            Interest Average                 Interest Average
                 Average      Income(2)/    Yield/  Average      Income(2)/    Yield/
                 Balance       Expense      Rate %  Balance       Expense      Rate %
                 -------      ----------    ------  -------       ---------    ------
                                     (Dollars in Thousands)
Total
Interest
Earning
Assets           $229,269      $22,577       9.8%   $208,759      $15,257       7.3%
                 ========      =======              ========      =======

Interest
Bearing
Liabilities:

Savings
deposits           $1,885          $50       2.7%     $1,809          $50       2.8%

Money
Market
Accounts           98,488        2,510       2.5%     85,120        2,156       2.5%

Time               45,039        2,455       5.5%     47,269        2,238       4.7%

Securities
sold under
agreements
to repur-
chase                $888          $15       1.7%       $579          $17       2.9%
                 --------       ------              --------       ------
Total
interest
bearing
liabili-
ties             $146,300       $5,030       3.4%   $134,777       $4,461       3.3%
                 ========      =======              ========      =======

----------

(1) This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $3,119,000 in 2000 and $2,330,000 in 1999.

(2)      Includes loan fees of $1,219,000 in 2000 and $803,000 in 1999.
         The following table shows the net interest earnings and the net yield on average interest earning assets:

                                               2000       1999
                                            ----------  ----------
                                            (Dollars in Thousands)



Total interest income (1)..................   $ 22,577  $ 15,257

Total interest expense.....................      5,030     4,461
                                              --------  --------

Net interest earnings......................   $ 17,547  $ 10,796
                                              ========  ========

Average interest earning assets............   $229,269  $208,759

Net yield on average interest earning
assets.....................................       7.7%      5.2%

----------

(1)      Includes loan fees of $1,219,000 in 2000 and $803,000 in 1999.

         The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

                                 Increase (Decrease)                  Increase (Decrease)
                                   2000 OVER 1999                       1999 OVER 1998
                        --------------------------------       --------------------------------
                        Volume        Rate         Net         Volume        Rate         Net
                                                (Dollars in Thousands)
INTEREST INCOME(1)

Loans (2) ........      $8,256       $1,280       $9,536       $1,904        $(511)      $1,393

Investment
securities .......      (3,871)       1,876       (1,995)       1,832         (143)       1,689

Funds sold .......         351         (386)         (35)        (234)         (88)        (322)

Interest on time
deposits with
other financial
institutions .....        (298)         112         (186)         (86)         (29)        (115)
                       -------      -------      -------      -------      -------      -------

                                 Increase (Decrease)                  Increase (Decrease)
                                   2000 OVER 1999                       1999 OVER 1998
                        --------------------------------       --------------------------------
                        Volume        Rate         Net         Volume        Rate         Net
                                                (Dollars in Thousands)

Total
Interest
Earning
Assets                 $ 4,438      $ 2,882       $7,320     $  3,416    $  (771)      $  2,645
                       =======      =======      =======      =======     =======       =======



INTEREST EXPENSE (1)

Savings                $     0      $     0      $     0       $    8      $     5      $    13

Money market               341           13          354          474          138          612

Time                       (98)         315          217          525         (143)         382

Securities
sold under
agreements to
repurchase                 (10)           8           (2)          14            0           14
                       -------      -------       ------      -------      -------      -------
Total interest
bearing liab-
ilities                $   232      $   337       $  569      $ 1,021      $     0      $ 1,021
                       =======      =======       ======      =======      =======      =======

----------

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)      Includes loan fees of $1,219,000 in 2000 and $803,000 in 1999.


INVESTMENT SECURITIES

         The following table shows fair value of the investment securities portfolio at December 31, 2000 and 1999:

                                                      December 31,
                                                   2000        1999
                                                  ------      -------
                                                (Dollars in Thousands)
U.S. Treasury Securities...................      $ 1,000      $ 5,007

Obligations of U.S. Government
Agencies and Corporations..................        1,985        3,447

Commercial Paper...........................            0       44,335
                                                  ------      -------
         Total.................................   $2,985      $52,789
                                                  ======      =======

         The maturity schedule and weighted average yields of investment securities at December 31, 2000 is as follows:


                                                                              AVERAGE
                                                             AMOUNT            YIELD
                                                             ------           --------
                                                     (Dollars in Thousands)
U.S. TREASURY SECURITIES
One year or less ........................................... $1,000              6.31%

Over one year ..............................................      0              0.00%
                                                             ------

         Category total .................................... $1,000              6.31%


U.S. AGENCY SECURITIES

One year or less ........................................... $1,985              6.59%

Over one year .............................................       0              0.00%
                                                             ------

         Category total .................................... $1,985              6.59%


COMMERCIAL PAPER

One year or less ........................................... $    0              0.00%

Over one year ..............................................      0              0.00%
                                                             ------

Category total                                               $    0              0.00%
TOTAL INVESTMENT PORTFOLIO

One year or less ........................................... $2,985              6.49%

Over one year through five years ...........................      0              0.00%

Over five years ............................................      0              0.00%
                                                             ------

         Total                                               $2,985              6.49%
                                                             ======


LOAN PORTFOLIO

         The loan portfolio consisted of the following at December 31, 2000 and 1999:

                                              2000             1999
                                              ----             ----
                                              (Dollars in Thousands)
Commercial loans .......................    $ 68,927         $ 42,789

Real estate construction loans .........      53,352           19,267

Real estate loans ......................      78,809           56,741

Government guaranteed loans ............      35,047          5,084

Other loans ............................       1,011              961
                                            --------         --------

        Total loans ....................    $237,146         $124,842

Less    - Allowances for loan losses ...       4,600            2,300

        - Deferred loan fees ...........         989              726
                                            --------         --------

        Net loans ......................    $231,557         $116,732
                                            ========         ========


LOAN MATURITIES AND INTEREST RATES

         The following table shows the amounts of total loans outstanding as of December 31, 2000, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

         Aggregate maturities of loan balances which are due:

                  In one year or less:
                           Interest rates are floating or
                           adjustable....................... $128,112

                           Interest rates are fixed or
                           predetermined....................    1,670

                  After one year but within five years:

                           Interest rates are floating or
                           adjustable.......................   72,463

                           Interest rates are fixed or



                           predetermined....................      733

                  After five years but within ten years:

                           Interest rates are floating or
                           adjustable.......................   26,310

                           Interest rates are fixed or
                           predetermined....................        0

                  After ten years or more:

                           Interest rates are floating or
                           adjustable.......................    7,857

                           Interest rates are fixed or
                           predetermined....................        0
                                                             --------


         Total......................................         $237,146
                                                             ========


NON-PERFORMING LOANS

         The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

         The following table shows the principal amount of non-performing loans as of December 31, 2000 and 1999:


                                               December 31,
                                              2000       1999
                                              ------     ------
                                          (Dollars in Thousands)

Non-accrual loans
         Commercial ....................      $   29     $  129

         Real estate loans .............           0          0

         Government guaranteed loans ...           0          0

         Bankers acceptances ...........           0          0




         Other loans ...................           0          0
                                              ------     ------

                  Total ................      $   29     $  129
                                              ======     ======

Accruing loans past due more than 90 days

         Commercial ....................      $1,822     $    0

         Real estate loans .............           0          0

         Government guaranteed loans ...           0          0

         Bankers acceptances ...........           0          0

         Other loans ...................           0          0
                                              ------     ------

                  Total ................      $1,822     $    0
                                              ======     ======


         Except as may have been included in the above table, at December 31, 2000, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2000, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms. For the non-accrual loans listed in the above table, the Bank would have realized additional gross interest income of $8,000 in 2000 had the loans been current in accordance with their original terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered for 2000 and 1999:

                                                      2000             1999
                                                    --------         --------
                                                     (Dollars in Thousands)
Amount of loans outstanding at end of
period .................................            $237,146         $124,842
                                                    ========         ========

Average amount of loans outstanding
before allowance for loan losses .......            $180,262         $102,633
                                                    ========         ========



Balance of allowance for loan losses at
beginning of period ....................            $  2,300         $  2,500

Loans charged off:

         Commercial ....................                   0                0
         Real estate ...................                   0               46
         Government guaranteed loans ...                   0                0
         Bankers acceptances ...........                   0                0
         Other .........................                   0                0
                                                    --------          -------

              Total loans charged off ..                   0               46



Recoveries of loans previously charged off:

                                                       2000             1999
                                                     -------          -------
                                                      (Dollars in Thousands)

         Commercial ....................                  16               10
         Real estate ...................                  80               42
         Government guaranteed loans ...                   0                0
         Bankers acceptances ...........                   0                0
         Other .........................                   0                0
                                                     -------          -------

              Total loan recoveries ....                  96               52
                                                     -------          -------

Net loans (recovered) charged off ......                 (96)             (6)
                                                   ---------           ------

Provisions charged to operating expense                2,204            (206)
                                                     -------         --------

Balance of allowance for possible loan
losses at end of period ................             $ 4,600          $ 2,300
                                                     =======          =======

         The ratio of net loans charged off to average loans outstanding was (0.000)% and (0.006)% for the two years ended December 31, 2000 and 1999, respectively.

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


                               2000                   1999
                               ----                   ----
                     ALLOWANCE    RATIO OF  ALLOWANCE    RATIO OF
                     FOR          LOANS TO  FOR          LOANS TO
                     POSSIBLE     TOTAL     POSSIBLE     TOTAL
                     LOAN LOSSES  LOANS     LOAN LOSSES  LOANS
                     -----------  --------  -----------  --------
Commercial loans ...   $1,404       29%       $  714       34%
Real estate loans ..    2,648       56%        1,397       61%
Gov't guaranteed ...        0        4%            0        4%
Bankers acceptances         0        0%            0        0%
Other loans ........        3        0%            4        1%
Unallocated ........      545        0%          185        0%
                       ------      ----       ------      ----

     Total .........   $4,600      100%       $2,300      100%
                       ======      ====       ======      ====

DEPOSITS

         The average amounts of deposits for the periods indicated are summarized below.


                                                     2000     1999
                                                     ----     ----
                                                  (Dollars in Thousands)

         Demand Deposits ...............          $ 77,461  $ 63,470

         Savings deposits, money market and
         time certificates of deposit of less
         than $100,000 .................           114,556   103,645

         Time certificates of deposit of
         $100,000 or more ..............            30,856    30,553
                                                  --------  --------


                  Total ................          $222,873  $197,668
                                                  ========  ========

         The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2000 is as follows:

                                            DECEMBER 31, 2000
                                            -----------------
                                          (Dollars in Thousands)
         3 months or less..........................   $35,437

         Over 3 through 6 months...................     3,553

         Over 6 through 12 months..................     4,219

         Over 12 months............................       100
                                                      -------

                  Total............................   $43,309
                                                      =======



SELECTED FINANCIAL RATIOS

         The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.


                                                   2000     1999
                                                   ----     ----
         Return on assets......................    1.0%      0.8%

         Return on equity......................    10.5%     7.8%

         Dividend payment ratio................    0.0%      0.0%

         Equity to assets ratio................    9.2%     10.0%


ITEM 2.  PROPERTIES

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

         The Bank also subleases an office on the eight floor of the same office building consisting of approximately 4,999 square feet. The premises are provided under a lease which expires December 31, 2003 at a monthly rental of $10,998 plus a proportionate share of the building's operating costs.

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

         The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 1,984 square feet are provided under a lease which expires July 31, 2004 at a rental of $4,602 per month, subject to annual adjustments and various operating costs.

         The Bank's South Bay Region Office is located at 990 West 190th Street, Suite 350, Torrance, California. The premises consist of approximately 2,209 square feet which are provided under a lease which expires on June 30, 2005. The total monthly rental is $4,086, subject to annual adjustments and various operating costs.

         The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp. The premises consisting of approximately 4,294 square feet are provided under a lease which expires January 31, 2004 at a rental of $6,870 per month, subject to annual adjustments and various operating costs.

         The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 2,812 square feet which are provided under a lease which expires on June 14, 2005. The total monthly rental is $7,030, subject to annual adjustments and various operating costs.

         The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,930 square feet are provided under a lease which expires June 30, 2005 at a rental of $6,446 per month, subject to annual adjustments and various operating costs.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

         In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2000, no matters were submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SECURITIES ACTIVITY

The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock.

                                               2000                            1999
                                               ----                            ----
                                        HIGH           LOW            HIGH           LOW
                                        ----           ---            ----           ---
1st Quarter                             7 1/2          6 1/2          8 3/4          7 1/2

2nd Quarter                             8 1/2          6 5/8          8 3/4          6 1/8

3rd Quarter                             8 3/8          6 7/8          9 1/4          7 3/8

4th Quarter                             8 3/8              7              8              7


DIVIDENDS

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

         Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $550,000, $2,00,000 and $100,000 in 2000, 1999
and 1998.

RESTRICTIONS ON TRANSFER OF FUNDS TO THE COMPANY BY THE BANK

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

ITEM 6.  SELECTED FINANCIAL DATA

         The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

                              2000         1999         1998         1997         1996
                          --------     --------     --------     --------     --------
Total assets              $306,079     $233,033     $193,884      $162,445    $152,449

Net loans                  231,557      121,816       91,701        78,720      87,602

Investment securities        3,084       59,712       58,003        33,057      32,059

Funds sold                  38,740       37,090       31,900        38,390      22,780

Total deposits             278,063      205,732      170,423       145,096     136,755

                              2000         1999         1998          1997        1996
                          --------     --------     --------      --------    --------

Shareholders' equity        22,779       20,703       20,470        15,423      14,316

Book value per share      $   8.52     $   7.73     $   7.22      $   6.38    $   5.95
outstanding


         The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

                                 2000          1999     1998     1997     1996
                                 ----          ----     ----     ----     ----
                                   (Dollars in Thousands except for per share)
Interest income               $22,577       $15,257  $12,612  $11,868  $11,463
Interest expense                5,030         4,461    3,440    3,285    2,974
                                -----        ------  -------  -------  -------

Net interest income            17,547        10,796    9,172    8,583    8,489

Provision for loan losses       2,204          (206)      72      540        0
                                -----        ------  -------  -------  -------
Net interest income after
  provision for loan losses    15,343        11,002    9,100    8,043    8,489

Other income                    1,740         1,935      891      695      700

Other expense                  12,988         9,998    7,085    6,645    6,320
                               ------        ------  -------  -------  -------

Income before taxes and
  effects of accounting change  4,095         2,939    2,906    2,093    2,869

Provision for income taxes      1,689         1,213    1,197      885      833
                                -----         -----   ------  -------  -------

Net income                    $ 2,406       $ 1,726  $ 1,709  $ 1,208  $ 2,036

Basic earnings per            $  0.89       $  0.61  $  0.66  $  0.50  $  0.85
  common share outstanding

Cash dividends declared per
  share                       $  0.00      $   0.00  $  0.00  $  0.00  $  0.00


         The number of shares outstanding (net of unearned ESOP shares) was 2,672,000 in 2000, 2,677,000 in 1999, 2,837,000 in 1998, 2,416,000 in 1997, and
2,406,000 for 1996.

         The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Summary

         First Regional Bancorp (the "Company") has not conducted any significant business activities independent of First Regional Bank (the "Bank") since the reorganization of the Bank on March 8, 1982. Therefore, the following discussion and analysis relates primarily to the Bank and its two reportable business segments consisting of core bank operations and the administration services in relation to the formation of Trust Administration Services Corp.
(TASC) during 1999. For segment reporting financial information see Note 17 of the Consolidated Financial Statements.

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

      ADMINISTRATION SERVICES - The principal business activity of this segment is providing administrative services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

         The Company achieved continued profitability in 2000, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made in 1995, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 1998, 1999 and 2000. The Company's profitability was also in part a reflection of the continued low levels of non-performing loans, other real estate owned, and other non-earning assets.

         Average assets in 2000 were $249,543,000 compared to $222,805,000 in 1999 and $166,241,000 in 1998. As was the case in 1999 and 1998, the Company's asset growth in 2000 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $2,406,000 in 2000 compared to a profit of $1,726,000 in 1999 and a profit of $1,709,000 in 1998.

         NET INTEREST INCOME

         Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 1999, in 2000 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased significantly during 2000. The 2000 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2000. While the deposit growth was centered in non-interest bearing deposits and time deposits, there was also growth in money market deposits and savings deposits. Deposit growth interest rates increased slightly in both 2000 and 1999 from the 1998 levels, and the higher deposit levels led to significant increases in interest expense in 2000 and 1999 after remaining relatively stable the prior year.

         OTHER OPERATING INCOME

         Other operating income remained relatively constant in 2000 from the prior year after a substantial increase in 1999 over the 1998 total. Other operating income for 2000 was $1,740,000, versus $1,935,000 in 1999 and $891,000 for the year 1998. The Bank's Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $415,000 during 2000 and $618,000 during 1999; there was no such revenue in 1998. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $750,000 in 2000, $513,000 in 1999 and $350,000 in 1998. The 2000 other operating income included gains on sales of land of $68,000. The other operating income figure included gains on sales of land of $138,000 in 1999 and $86,000 in 1998.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

         The loan portfolio consisted of the following at December 31, 2000 and 1999:


                                              2000   1999
                                              ----   ----
                                           (Dollars in Thousands)
Commercial loans........................... $ 68,927     42,789
Real estate construction loans.............   53,352     19,267
Real estate loans..........................   78,809     56,741




Bankers acceptances........................        0          0
Government Guaranteed Loans                   35,047      5,084
Other loans................................    1,011        961
                                             -------     ------

        Total loans .......................$ 237,146    124,842

Less    - Allowances for loan losses ......    4,600      2,300
        - Deferred loan fees                     989        726
 ..........................................  -------      -----

         Net loans .......................  $231,557    121,816
                                            ========    =======



         The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company's emphasis on maintaining high asset quality continued in 2000, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $1,851,000 (less than 1% of total loans) at the end of 2000. Although this is an increase from $129,000 on December 31, 1999, and $243,000 at the end of 1998, management believes the allowance for possible loan losses as of December 31, 2000 was adequate in relation to both existing and potential risks in the loan portfolio.

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

                           2000                         1999
                           ----                         ----
                  Allowance   Ratio of       Allowance   Ratio of
                      for     loans to          for     loans to
                  possible    total          possible    total
                 LOAN LOSSES  LOANS         LOAN LOSSES  LOANS
                 -----------  --------      -----------  --------
Commercial loans...    $1,404       29%          $  714    34%
Real estate loans..     2,648       56%           1,397    61%
Gov't guaranteed...         0        4%               0     4%
Bankers acceptances         0        0%               0     0%
Other loans........         3        0%               4     1%
Unallocated........       545        0%             185     0%
                       ------      ----          ------   ----

         Total ....    $4,600      100%          $2,300   100%
                       ======      ====          ======   ====


         The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing evaluation of loan risks, in 2000 provisions of $2,204,000 were made to the reserve for loan losses, $0 in loans were charged off, and $96,000 in loans previously charged off were recovered. By way of comparison, in 1999 provisions of $(206,000) were made to the reserve for loan losses, $46,000 in loans were charged off, and $52,000 in loans previously charged off were recovered. In 1998 provisions of $72,000 were made to the reserve for loan losses, $19,000 in loans were charged off, and $47,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for possible loan losses at the end of 2000 to $4,600,000 (or 1.9% of total loans), compared to $2,300,000 (or 1.9% of total loans) at December 31, 1999, and compared to $2,500,000 (or 2.7% of total loans) at the end of 1998.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This Statement defines an impaired loan as one for which it is likely that an institution will be unable to collect all amounts due (that is, all principal and interest) according to the contractual terms of the loan. The Statement generally requires impaired loans to be measured at the present value of expected future cash flows discounted at the effective interest rate of the loan, or, as an expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. In 2000, the Company identified loans having an aggregate average balance of $1,420,000 which it concluded were impaired under SFAS No. 114. During 1999, the Company identified loans having an aggregate average balance of $243,000 which it concluded were impaired under SFAS No. 114. In contrast during 1998, the Company had identified loans having an aggregate average balance of $370,000 which it concluded were impaired. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a general loss reserve for each of the loans.

         OPERATING EXPENSES

         Total operating expenses rose in 2000, to $12,988,000 from $9,998,000 in 1999 and $7,085,000 in 1998. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

         Salaries and related benefits expense increased again in 2000, rising to $7,662,000 from a 1999 total of $5,344,000 and from $3,555,000 in 1998. The increase in this expense category principally reflects the increases in staffing which took place due to the addition of the TASC operation as well as staffing in the new regional offices as part of the Company's growth initiative. Occupancy expense rose in 2000, to $937,000 from $694,000 in 1999 and a 1998 total of $410,000; the increases reflect the rent paid on the various facilities which house the Bank's new regional offices and the TASC operation. Custodial and other services to customers declined to $0 in 2000 as they declined in both 1999 and 1998 standing at $168,000 for 1999 versus $553,000 in 1998. This category typically fluctuates in conjunction with the deposit balances maintained by customers, and this factor accounts for the changes in this area over the past three years. Other expenses rose again in 2000 as they did in 1999 and 1998. Other expenses totaled $4,389,000 in 2000 compared to $3,792,000 in 1999, which was increased from $2,567,000 in 1998. Other expenses in 2000 include professional services of $385,000 a decrease from the prior year when professional services were $607,000 for 1999, a significant increase after totaling $330,000 in 1998. Data processing fees rose in 2000 to $708,000 compared to $545,000 in 1999 and $365,000 in 1998. A positive factor was the continued low level of premiums for FDIC insurance, reflecting the banking industry's achievement of full capitalization of the Bank Insurance Fund as defined by applicable statute. General insurance increased to $295,000 during 2000 from $212,000 during 1999 and $120,000 for 1998. Equipment expense increased to $498,000 during 2000 from $375,000 during 1999 and $254,000 for 1998. Most of the remaining categories of other expense generally remained stable: directors fees were $71,000 in 2000, $73,000 in 1999, and 72,000 in 1998; and other expenses, which rose to $1,983,000 in 2000 from $1,573,000 in 1999 and $1,192,000 in 1998 principally due to higher costs of services provided to customers.

         TAXES

         The combined effects of the activity described above resulted in Income Before Taxes of $4,095,000 in 2000, up from $2,939,000 in 1999, and $2,906,000 in 1998. In 2000, the Company recorded tax provisions of $1,689,000. During 1999, the Company recorded tax provisions of $1,213,000 and during 1998, the company recorded tax provisions of $1,197,000. As a result, the Company generated Net Income of $2,406,000 in 2000, compared to

$1,726,000 in 1999, and versus Net Income of $1,709,000 in 1998.

         LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

         The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $62,643,000 and $106,876,000 (or 22.5% and 51.9% of total deposits) at
December 31, 2000 and 1999, respectively. In addition, at December 31, 2000, some $35 million of the banks total loans consisted of government guaranteed loans which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 83.3% and 59.2% at the end of 2000 and 1999, respectively.

         In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. Deposits held for TASC clients by the bank represent approximately 11% and 16% of the Bank's total deposits as of December 31, 2000 and 1999.

         Prior to the commencement of the TASC operations, the bank had a long-term relationship with Transcorp Pension Services, Inc. (Transcorp). The Bank's deposit and service relationships with Transcorp ended in 1999. Deposits of custodial clients of retirement plans administered by Transcorp Pension Services, a corporate customer of the Bank, represented approximately 0% of the Bank's total deposits as of December 31, 1999.

         The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Agency securities. Losses of $24,000 were recorded on securities sales during 2000. No gains or losses were recorded on securities sales during 1999 or 1998. As of December 31, 2000 the Bank's investment portfolio contained gross unrealized gains of $2,000 and no gross unrealized losses, for net unrealized gains of $1,000; as of December 31, 1999 the Bank's investment portfolio contained no gross unrealized gains and gross unrealized losses of $2,000, for net unrealized losses of $1,000. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $1,000 (net of taxes) increase in shareholders' equity as of December 31, 2000, and a $1,000 decrease (net of taxes) in the Company's shareholders' equity as of December 31, 1999. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

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



                                                                  ONE MONTH   SIX MONTHS  ONE YEAR              NON-
                                                                  BUT LESS    BUT LESS    BUT LESS    FIVE      INTEREST
                                           FLOATING   LESS THAN   THAN        THAN        THAN        YEARS     EARNING
CATEGORY                                       RATE   ONE MONTH   SIX MONTHS  ONE YEAR    FIVE YEARS  OR MORE   OR BEARING  TOTAL
========================================   ========   =========   ==========  ==========  ==========  =======   ==========  ========
FED FUNDS SOLD                               38,740          0           0           0           0          0          0      38,740
TIME DEPOSITS WITH OTHER BANKS                    0          0          99           0           0          0          0          99
INVESTMENT SECURITIES                             0          0       2,985           0           0          0          0       2,985
                                           --------   --------    --------    --------    --------   --------   --------    --------
  SUBTOTAL                                   38,740          0       3,084           0           0          0          0      41,824

LOANS                                       229,154        425         483         762         733          0          0     231,557
                                           --------   --------    --------    --------    --------   --------   --------    --------
  TOTAL EARNING ASSETS                      267,894        425       3,567         762         733          0          0     273,381

CASH AND DUE FROM BANKS                           0          0           0           0           0          0     20,819      20,819
PREMISES AND EQUIPMENT                            0          0           0           0           0          0      1,392       1,392
OTHER REAL ESTATE OWNED                           0          0           0           0           0          0          0           0
OTHER ASSETS                                      0          0           0           0           0          0     10,487      10,487
                                           --------   --------    --------    --------    --------   --------   --------    --------
  TOTAL NON-EARNING ASSETS                        0          0           0           0           0          0     32,698      32,698
                                           --------   --------    --------    --------    --------   --------   --------    --------

  TOTAL ASSETS                              267,894        425       3,567         762         733          0     32,698     306,079


FUNDS PURCHASED                               1,457          0           0           0           0          0          0       1,457
REPURCHASE AGREEMENTS                             0          0           0           0           0          0          0           0
                                           --------   --------    --------    --------    --------   --------   --------    --------
  SUBTOTAL                                    1,457          0           0           0           0          0          0       1,457

SAVINGS DEPOSITS                             13,394          0           0           0           0          0          0      13,394
MONEY MARKET DEPOSITS                        99,626          0           0           0           0          0          0      99,626
TIME DEPOSITS                                     0     38,926      20,230       6,028         227          0          0      65,411
                                           --------   --------    --------    --------    --------   --------   --------    --------
  TOTAL BEARING LIABILITIES                 114,477     38,926      20,230       6,028         227          0          0     179,888

DEMAND DEPOSITS                                   0          0           0           0           0          0     99,632      99,632
OTHER LIABILITIES                                 0          0           0           0           0          0      3,780       3,780
EQUITY CAPITAL                                    0          0           0           0           0          0     22,779      22,779
                                           --------   --------    --------    --------    --------   --------   --------    --------
  TOTAL NON-BEARING LIABILITIES                   0          0           0           0           0          0    126,191     126,191
                                           --------   --------    --------    --------    --------   --------   --------    --------

  TOTAL LIABILITIES                         114,477     38,926      20,230       6,028         227          0    126,191     306,079

    GAP                                     153,417    (38,501)    (16,663)     (5,266)        506          0    (93,493)          0

    CUMULATIVE GAP                          153,417    114,916      98,253      92,987      93,493     93,493          0           0


         As the table indicates, the vast majority of the Company's assets are either floating rate or, if fixed rate, have short maturities. Since the yields on these assets quickly adjust to reflect changes in the overall level of interest rates, there are no significant unrealized gains or losses with respect to the Company's assets, nor is there much likelihood of large realized or unrealized gains or losses developing in the future. For this reason, realized or unrealized gains or losses are not expected to have any significant impact on the Company's future operating results or liquidity.

         The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $22,779,000 and $20,703,000 as of December 31, 2000 and 1999, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

                                            12-31-00          12-31-99
                                            --------          --------
Leverage Ratio (Tier I Capital
to Assets:
         First Regional Bancorp                7.40%             8.90%
         Regulatory requirement                4.00%             4.00%

         The "regulatory requirement" listed represents the level of capital required for Adequately Capitalized status.

         In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

                                            12-31-00           12-31-99
                                            --------           --------
Tier I Capital to Assets:
         First Regional Bancorp                9.60%            10.50%
         Regulatory requirement                4.00%             4.00%

Tier I + Tier II Capital to Assets:
         First Regional Bancorp               10.90%            11.70%
         Regulatory requirement                8.00%             8.00%


         The Company is well capitalized under regulation guidelines and believes that it will continue to meet all applicable capital standards.

         During 1998, the company established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This new Plan will build the capital base of First Regional Bank and provide its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.

         During 1999, the company repurchased 275,800 shares of its outstanding common stock at a total cost of $2,059,000 and during 2000, the company repurchased 94,000 shares of its outstanding common stock at a total cost of $685,000. As the average price paid for these repurchased shares was less than the book value per share outstanding, these purchases resulted in an increase in book value per share of the remaining outstanding shares, thus benefiting existing shareholders.

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

(b)      Exhibits

         See Index to Exhibits which is part of this Form 10-K

         (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)      Reports on Form 8-K

         No reports on Form 8K were filed in the fourth quarter of 2000.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First Regional Bancorp

                                         By:/S/ JACK A. SWEENEY
                                            ------------------------------------
                                          Jack A. Sweeney, Chairman of the Board
                                         Chief Executive Officer

                                         Date:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date


/S/ JACK A. SWEENEY        Director, Chairman                 March 29, 2001
-----------------------    of the Board and Chief
Jack A. Sweeney            Executive Officer


/S/ LAWRENCE J. SHERMAN    Director, Vice Chairman            March 29, 2001
------------------------   of the Board
Lawrence J. Sherman


/S/ H. ANTHONY GARTSHORE   Director and President             March 29, 2001
------------------------
H. Anthony Gartshore


/S/ THOMAS MCCULLOUGH      Director, Chief                    March 29, 2001
------------------------   Financial Officer and
Thomas E. McCullough       Chief Accounting
                           Officer


/S/ GARY HORGAN            Director                           March 29, 2001
---------------------
Gary Horgan


/S/ FRED M. EDWARDS        Director                           March 29, 2001
------------------------
Fred M. Edwards


/S/ MARILYN J. SWEENEY     Director                           March 29, 2001
------------------------
Marilyn J. Sweeney


                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                           PAGE IN FORM 10-K
First Regional Bancorp and Subsidiary:

Report of Independent Auditors ..........................            74

Consolidated Balance Sheets as of
December 31, 2000 and 1999 ..............................            75

Consolidated Statements of Earnings for
the years ended December 31, 2000, 1999,
1998 ....................................................            76

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2000,
1999, and 1998 ..........................................            78

Consolidated Statements of Cash Flows for
the years ended December 31, 2000, 1999,
and 1998 ................................................            79

Notes to Consolidated Financial Statements ..............            81

First Regional Bancorp (Parent Company):

Note 16 to Consolidated Financial
Statements ..............................................            97


         All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  First Regional Bancorp and Subsidiary
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiary as of December 31, 2000 and 1999, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
January 26, 2001

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------



ASSETS                                                                                2000                  1999
  Cash and due from banks (Note 6)                                              $  20,819,000         $  10,074,000
  Federal funds sold                                                               38,740,000            37,090,000
                                                                                -------------         -------------
  Cash and cash equivalents                                                        59,559,000            47,164,000
  Investment securities available for sale, amortized cost of $2,983,000
    and $52,791,000 (Note 2)                                                        2,985,000            52,789,000
  Interest-bearing deposits in financial institutions                                  99,000             6,923,000
  Loans, net (Note 3)                                                             231,557,000           121,816,000
  Premises and equipment, net (Note 4)                                              1,392,000             1,172,000
  Accrued interest receivable and other assets (Notes 14 and 15)                    8,769,000             2,468,000
  Income tax assets (Note 5)                                                        1,718,000               701,000
                                                                                -------------         -------------
TOTAL                                                                           $ 306,079,000         $ 233,033,000
                                                                                =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits (Notes 12, 14, and 15):
    Noninterest bearing                                                         $  99,632,000         $  65,405,000
    Interest bearing:
      Time deposits                                                                65,411,000            44,052,000
      Money market deposits                                                        99,626,000            87,670,000
      Other                                                                        13,394,000             8,605,000
                                                                                -------------         -------------
     Total deposits                                                               278,063,000           205,732,000
  Fed funds purchased                                                               1,457,000             3,195,000
  Note payable (Note 10)                                                            1,163,000             1,313,000
  Accrued interest payable and other liabilities                                    2,617,000             2,090,000
                                                                                -------------         -------------
      Total liabilities                                                           283,300,000           212,330,000
                                                                                -------------         -------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (Notes 7, 8, 9, and 10):
  Common stock, no par value; authorized, 50,000,000 shares;
    outstanding, 2,795,000 (2000) and 2,809,000 (1999) shares                      14,074,000            14,410,000
  Unearned ESOP shares; 123,000 in 2000 and 132,000 in 1999                        (1,102,000)           (1,244,000)
                                                                                -------------         -------------
      Total common stock, no par value; outstanding
         2,672,000 (2000) and 2,677,000 (1999) shares                              12,972,000            13,166,000
  Retained earnings                                                                 9,806,000             7,538,000
  Accumulated other comprehensive income (loss)                                         1,000                (1,000)
                                                                                -------------         -------------
      Total shareholders' equity                                                   22,779,000            20,703,000
                                                                                -------------         -------------
TOTAL                                                                           $ 306,079,000         $ 233,033,000
                                                                                =============         =============


See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                                             2000                1999                 1998

INTEREST INCOME:
  Interest on loans                                     $ 19,446,000        $  9,910,000         $  8,517,000
  Interest on deposits in financial institutions             220,000             406,000              521,000
  Interest on federal funds sold                           1,451,000           1,486,000            1,808,000
  Interest on investment securities                        1,460,000           3,455,000            1,766,000
                                                          ----------          ----------           ----------
     Total interest income                                22,577,000          15,257,000           12,612,000
                                                          ----------          ----------           ----------
INTEREST EXPENSE:
  Interest on deposits (Notes 12 and 14)                   5,015,000           4,444,000            3,437,000
  Interest on other borrowings                                15,000              17,000                3,000
                                                          ----------          ----------           ----------
     Total interest expense                                5,030,000           4,461,000            3,440,000
                                                          ----------          ----------           ----------
NET INTEREST INCOME                                       17,547,000          10,796,000            9,172,000

PROVISION (REVERSAL) FOR LOAN
  LOSSES (Note 3)                                          2,204,000            (206,000)              72,000
                                                          ----------          ----------           ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         15,343,000          11,002,000            9,100,000
                                                          ----------          ----------           ----------
OTHER OPERATING INCOME:
  Customer service fees (Note 14)                          1,573,000           1,468,000              680,000
  Other, net                                                 167,000             467,000              211,000
                                                          ----------          ----------           ----------
     Total other operating income                          1,740,000           1,935,000              891,000
                                                          ----------          ----------           ----------
OTHER OPERATING EXPENSES:
  Salaries and related benefits (Notes 6 and 10)           7,662,000           5,344,000            3,555,000
  Occupancy expenses (Note 4)                                937,000             694,000              410,000
  Custodial and other service (Note 14)                                          168,000              553,000
  Other expenses (Notes 13 and 14)                         4,389,000           3,792,000            2,567,000
                                                          ----------          ----------           ----------
     Total other operating expenses                       12,988,000           9,998,000            7,085,000
                                                          ----------          ----------           ----------

See notes to consolidated financial statements.

                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                              2000              1999              1998
INCOME BEFORE PROVISION FOR
  INCOME TAXES                             $4,095,000        $2,939,000        $2,906,000
PROVISION FOR INCOME TAXES (Note 5)         1,689,000         1,213,000         1,197,000
                                           ----------        ----------        ----------
NET INCOME                                 $2,406,000        $1,726,000        $1,709,000
                                           ==========        ==========        ==========
BASIC EARNINGS PER COMMON SHARE
  (Note 8)                                 $     0.89        $     0.61        $     0.66
                                           ==========        ==========        ==========
DILUTED EARNINGS PER COMMON SHARE
  (Note 8)                                 $     0.89        $     0.59        $     0.59
                                           ==========        ==========        ==========

See notes to consolidated financial statements.                      (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                                           COMMON STOCK                            ACCUMULATED
                                                   -----------------------------                      OTHER
                                                       SHARES                       RETAINED       COMPREHENSIVE   COMPREHENSIVE
                                                    OUTSTANDING      AMOUNT         EARNINGS       INCOME (LOSS)      INCOME
BALANCE, JANUARY 1, 1998                              2,416,000   $ 11,286,000    $ 4,128,000           $  9,000
  Common stock repurchased and retired                   (4,000)       (20,000)       (16,000)
  Common stock issued in private
      placement and for ESOP                            503,000      4,574,000
  Unearned ESOP shares                                 (146,000)    (1,386,000)
  Options exercised, including tax benefit               68,000        194,000
  Comprehensive income:
    Net income                                                                      1,709,000                          $  1,709,000
    Other comprehensive income -
      Net change in unrealized loss on
        securities available for sale, net of tax                                                          (8,000)           (8,000)
                                                                                                                       -------------
    Comprehensive income                                                                                               $  1,701,000
                                                   ------------   ------------      ---------           --------       ============
BALANCE, DECEMBER 31, 1998                            2,837,000     14,648,000      5,821,000              1,000
  Common stock repurchased and retired                 (276,000)    (2,050,000)        (9,000)
  Common stock issued in private
      placement                                          23,000        205,000
  Earned ESOP shares                                     15,000        142,000
  Options exercised, including tax benefit               78,000        221,000
  Comprehensive income:
    Net income                                                                      1,726,000                          $  1,726,000
    Other comprehensive income -
      Net change in unrealized loss on
        securities available for sale, net of tax                                                         (2,000)            (2,000)
                                                                                                                       -------------
  Comprehensive income                                                                                                 $  1,724,000
                                                   ------------   ------------      ---------           --------       ============
BALANCE, DECEMBER 31, 1999                            2,677,000     13,166,000      7,538,000             (1,000)
  Common stock repurchased and retired                  (94,000)      (547,000)      (138,000)
  Earned ESOP shares                                      9,000        142,000
  Options exercised, including tax benefit               80,000        211,000
  Comprehensive income:
    Net income                                                                      2,406,000                          $  2,406,000
    Other comprehensive income -
      Net change in unrealized gain on
        securities available for sale, net of tax                                                          2,000              2,000
                                                                                                                       -------------
  Comprehensive income                                                                                                 $  2,408,000
                                                   ------------   ------------      ---------           --------       ============
BALANCE, DECEMBER 31, 2000                            2,672,000   $ 12,972,000    $ 9,806,000           $  1,000
                                                   ============   ============      =========           ========


See notes to consolidated financial statements

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                             2000             1999            1998
OPERATING ACTIVITIES:
  Net income                                           $   2,406,000    $   1,726,000    $   1,709,000
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Provision (reversal) for losses on loans               2,204,000         (206,000)          72,000
    Provision for depreciation                               261,000          193,000          136,000
    Gain on sale of real estate                              (68,000)        (138,000)         (86,000)
    Amortization of investment securities
      premiums and discounts, net                           (126,000)        (228,000)        (287,000)

    Gain on sale of loans                                                                       (9,000)
    (Gain) loss on sale of premises and equipment                              (1,000)           4,000
    Amortization of loan premiums and discounts,
      net                                                    647,000         (308,000)        (464,000)
    Increase in interest receivable and other assets      (6,301,000)      (1,181,000)        (181,000)
    Increase (decrease) in interest payable and
      other liabilities                                      672,000          563,000         (393,000)
    Deferred income tax (benefit) provision               (1,163,000)          86,000         (212,000)
    Deferred compensation expense                            142,000          142,000
                                                       -------------    -------------    -------------
          Net cash (used in) provided by
            operating activities                          (1,326,000)         648,000          289,000
                                                       -------------    -------------    -------------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in financial institutions                     6,824,000        3,220,000       (3,517,000)
  Net increase in loans                                 (112,592,000)     (29,378,000)     (13,017,000)

  Proceeds from sale of loans                                                                  452,000
  Purchases of investment securities                      (2,960,000)    (199,162,000)     (88,500,000)
  Proceeds from maturities of investment
    securities                                            52,893,000      194,287,000       67,346,000
  Purchases of premises and equipment                       (481,000)        (574,000)        (352,000)

  Proceeds from sale of premises and equipment                                                 120,000
  Proceeds from sale of real estate                           68,000          138,000           86,000
                                                       -------------    -------------    -------------
           Net cash used in investing activities         (56,248,000)     (31,469,000)     (37,382,000)
                                                       -------------    -------------    -------------

See notes to consolidated financial statements.
                                                                     (Continued)

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                     2000            1999            1998
FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits       $ 21,359,000    $ (7,102,000)   $ 19,785,000
  Net increase in noninterest-bearing deposits
    and other interest-bearing deposits            50,972,000      42,411,000       5,542,000
  Net (decrease) increase in Fed funds
    purchased                                      (1,738,000)      3,194,000          (5,000)
  Decrease in note payable                           (150,000)       (150,000)        (37,000)

  Sales of common stock                                               205,000       4,688,000
  Stock options exercised                             211,000         309,000          96,000
  Common stock repurchased and retired               (685,000)     (2,059,000)        (36,000)
                                                 ------------    ------------    ------------
          Net cash provided by
             financing activities                  69,969,000      36,808,000      30,033,000
                                                 ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 12,395,000       5,987,000      (7,060,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                47,164,000      41,177,000      48,237,000
                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                    $ 59,559,000    $ 47,164,000    $ 41,177,000
                                                 ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES -
  Issuance of debt for ESOP shares                                               $  1,500,000

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Interest paid                                  $  4,854,000    $  4,002,000    $  3,354,000
  Income taxes paid                              $  1,941,000    $    853,000    $  1,397,000


See notes to consolidated financial statements.
                                                                     (Concluded)

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      First Regional Bancorp, a bank holding company (the "Company"), and its subsidiary, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through their branches. The Company's primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. The Company has two operating segments as discussed in Note 17. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following are descriptions of the more significant of these policies.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.

      USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      LOANS - Loans are carried at face amount less payments collected, deferred fees, and allowances for loan losses. Interest on loans is accrued monthly on a simple-interest basis. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment. Premiums on purchases of loans are amortized on a level-yield method over the estimated lives of the loans, considering estimated prepayments.

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

      OTHER REAL ESTATE OWNED - Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank has no other real estate owned as of December 31, 2000.

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

      FED FUNDS PURCHASED - Fed funds purchased generally mature within one to four days from the transaction date. Fed funds purchased are reflected at the amount of cash received in connection with the transaction.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-to-four day periods.

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

      ADMINISTRATIVE AND CUSTODIAL SERVICES - Trust Administrative Services Corp. ("TASC"), a wholly owned subsidiary of the Bank, maintains investments and assets as a custodian for customers. The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets, because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

      STOCK COMPENSATION PLANS - The Company policy is to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost of stock options, not subject to variable accounting treatment, is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options that have been repriced compensation expense is determined in accordance with variable accounting treatment.

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

      RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements, and as such no transition adjustment amounts have been disclosed in the December 31, 2000 financial statements.

2.    INVESTMENT SECURITIES

      The amortized cost and estimated fair values of securities available for sale as of December 31, 2000 and 1999 were as follows:

                                              GROSS
                                            UNREALIZED
                             AMORTIZED         GAINS            FAIR
2000                            COST         (LOSSES)          VALUE
U.S. Treasury securities   $  1,000,000                    $  1,000,000
U.S. agency securities        1,983,000           2,000       1,985,000
                           ------------    ------------    ------------
                           $  2,983,000    $      2,000    $  2,985,000
                           ============    ============    ============

1999

U.S. Treasury securities   $  5,009,000    $     (2,000)   $  5,007,000
U.S. agency securities        3,447,000                       3,447,000
Commercial paper             44,335,000                      44,335,000
                           ------------    ------------    ------------
                           $ 52,791,000    $     (2,000)   $ 52,789,000
                           ============    ============    ============

      All securities held at December 31, 2000 are scheduled to mature in 2001.

      The Bank's investments in commercial paper are subject to credit risk. The Bank's policy is to purchase commercial paper rated "A1" by Moody's or "P1" by Standard & Poor's. All purchases are reviewed and approved by the Investment Committee.

      Securities carried at $1,998,000 and $8,000,000 were pledged as of December 31, 2000 and 1999, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.    LOANS

      The loan portfolio consisted of the following at December 31, 2000 and 1999:

                                       2000             1999
Real estate loans                $  78,809,000    $  56,741,000
Commercial loans                    68,927,000       42,789,000
Real estate construction loans      53,352,000       19,267,000
Government guaranteed loans         35,047,000        5,084,000
Other loans                          1,011,000          961,000
                                 -------------    -------------
                                   237,146,000      124,842,000
Allowance for loan losses           (4,600,000)      (2,300,000)
Deferred loan fees, net               (989,000)        (726,000)
                                 -------------    -------------
Loans, net                       $ 231,557,000    $ 121,816,000
                                 =============    =============

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

      An analysis of the activity in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000           1999           1998
Balance, beginning of year                   $ 2,300,000    $ 2,500,000    $ 2,400,000
Provision for loan losses (reversal)           2,204,000       (206,000)        72,000
Loans charged off                                               (46,000)       (19,000)
Recoveries on loans previously charged off        96,000         52,000         47,000
                                             -----------    -----------    -----------
Balance, end of year                         $ 4,600,000    $ 2,300,000    $ 2,500,000
                                             ===========    ===========    ===========

      Management believes the allowance for loan losses as of December 31, 2000 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions upon examination of the Bank by such authorities.

      At December 31, 2000 and 1999, the recorded investment in loans for which impairment had been recognized was $1,851,000 and $129,000, with specific reserves of $370,000 and $65,000, respectively. The average recorded investment in impaired loans during 2000, 1999, and 1998 was $1,420,000, $243,000, and $370,000, respectively. Interest income on impaired loans of $0, $0, and $43,000 was recognized for cash payments received in 2000, 1999, and 1998, respectively.

      In the ordinary course of business, the Bank may grant loans to its directors and executive officers. The Bank had no loans outstanding to directors and executive officers at December 31, 2000, 1999, or 1998.

4.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following as of December 31, 2000 and 1999:

                                               2000            1999
Furniture, fixtures, and equipment          $ 3,001,000    $ 2,559,000
Leasehold improvements                          629,000        591,000
                                            -----------    -----------
                                              3,630,000      3,150,000
Accumulated depreciation and amortization    (2,238,000)    (1,978,000)
                                            -----------    -----------
Premises and equipment, net                 $ 1,392,000    $ 1,172,000
                                            ===========    ===========

      Rental expense for premises included in occupancy expenses for 2000, 1999, and 1998 was approximately $889,000, $664,000, and $385,000, respectively.

      The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2000, excluding the effect of future cost-of-living increases provided for in the leases, and net of sublease income:

                                                   MINIMUM
 YEAR ENDED                                        RENTAL
DECEMBER 31,                                     COMMITMENTS
      2001                                      $    985,000
      2002                                           943,000
      2003                                           571,000
      2004                                           264,000
      2005                                           114,000
                                              ---------------
      Total                                     $  2,877,000
                                              ==============

5.    INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 consists of the following:

                                    2000           1999           1998
Current provision:
  Federal                       $ 2,163,000    $   771,000    $ 1,068,000
  State                             689,000        356,000        341,000
                                -----------    -----------    -----------
                                  2,852,000      1,127,000      1,409,000
                                -----------    -----------    -----------
Deferred (benefit) provision:
  Federal                          (925,000)       119,000       (190,000)
  State                            (238,000)       (33,000)       (22,000)
                                -----------    -----------    -----------
                                 (1,163,000)        86,000       (212,000)
                                -----------    -----------    -----------
Total                           $ 1,689,000    $ 1,213,000    $ 1,197,000
                                ===========    ===========    ===========

      Income tax (liabilities) assets consisted of the following at December 31, 2000 and 1999:

                                                   2000            1999
Income taxes currently (payable) receivable:
  Federal                                      $  (198,000)   $   (68,000)
  State                                              2,000         18,000
                                               -----------    -----------
                                                  (196,000)       (50,000)
                                               -----------    -----------
Deferred income tax assets:
  Federal                                        1,422,000        497,000
  State                                            492,000        254,000
                                               -----------    -----------
                                                 1,914,000        751,000
                                               -----------    -----------
Net                                            $ 1,718,000    $   701,000
                                               ===========    ===========

      The components of the net deferred income tax assets at December 31 are summarized as follows:

FEDERAL                                      2000            1999
Deferred tax liabilities:
  Prepaid expenses                       $   (80,000)   $  (118,000)
  State taxes                               (168,000)       (86,000)
  Depreciation                              (180,000)      (119,000)
                                         -----------    -----------
Gross liabilities                           (428,000)      (323,000)
                                         ===========    ===========
Deferred tax assets:
  Loan and real estate loss allowances       977,000        227,000
  Deferred compensation                      575,000        446,000
  State franchise tax                        235,000         97,000
  Goodwill                                    46,000         23,000
  Contribution charge-off                                     3,000
  Other                                       17,000         24,000
                                         -----------    -----------
Gross assets                               1,850,000        820,000
                                         ===========    ===========
Net deferred tax assets - federal        $ 1,422,000    $   497,000
                                         ===========    ===========

STATE                                         2000          1999
Deferred tax liabilities:
  Prepaid expenses                       $   (25,000)   $   (37,000)
  Depreciation                               (50,000)       (35,000)
                                         -----------    -----------
Gross liabilities                            (75,000)       (72,000)
                                         -----------    -----------
Deferred tax assets:
  Loan and real estate loss allowances       364,000        169,000
  Deferred compensation                      183,000        142,000
  Goodwill                                    15,000          7,000
  Other                                        5,000          8,000
                                         -----------    -----------
Gross assets                                 567,000        326,000
                                         -----------    -----------
Net deferred tax assets - state              492,000        254,000
                                         -----------    -----------
Net deferred tax assets                  $ 1,914,000    $   751,000
                                         ===========    ===========

      The income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 varied from the federal statutory tax rate for the following reasons:

                                 2000                    1999                    1998
                         ---------------------   ---------------------   ----------------------
                            AMOUNT        RATE      AMOUNT        RATE      AMOUNT        RATE
Tax expense at
  statutory rate         $ 1,433,000      35.0%  $ 1,029,000      35.0%  $ 1,017,000      35.0%

State franchise taxes,
  net of federal
  income tax benefit         297,000       7.3       213,000       7.3       211,000       7.3
Other, net                   (41,000)     (1.0)      (29,000)     (1.0)      (31,000)     (1.1)
                         -----------      ----   -----------      ----   -----------      ----
Total                    $ 1,689,000      41.3%  $ 1,213,000      41.3%  $ 1,197,000      41.2%
                         ===========      ====   ===========      ====   ===========      ====

6.    COMMITMENTS AND CONTINGENCIES

      As of December 31, 2000, the Company had the following commitments and contingent liabilities:

Undisbursed loans                                $81,210,000
Standby letters of credit                        $ 1,336,000

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

      The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50 percent matching up to the first 6 percent of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $88,000, $70,000, and $47,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

      As of December 31, 2000, the Bank had unused lines of credit with other depository institutions of $11,500,000.

      The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2000 and 1999, there were $20,737,000 and $13,718,000 of merchant credit card deposit balances on hand.

      Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $5,950,000 and $3,643,000 at December 31, 2000 and 1999,
      respectively.

      In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

7.    REGULATORY CAPITAL

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-actions by the regulators that, if undertaken, could have a direct, material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2000 and 1999, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

      Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 2000 and 1999 (the Company's ratios and amounts are substantially the same):

                                                                                      TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                            FOR CAPITAL            PROMPT CORRECTIVE
                                      ACTUAL             ADEQUACY PURPOSES         ACTION PROVISIONS
                              ---------------------------------------------------------------------------
                                 AMOUNT      RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                 (000'S)                (000'S)                   (000'S)
As of December 31, 2000:
  Total capital
    (to risk-weighted assets)   $ 25,748      10.9%      $ 18,892      > 8.0%      $ 23,615         >10.0%
  Tier I capital
    (to risk-weighted assets)   $ 22,776       9.6%       $ 9,446      > 4.0%      $ 14,169          >6.0%
  Tier I capital
    (to average assets)         $ 22,776       7.4%      $ 11,290      > 4.0%      $ 14,112         > 5.0%

As of December 31, 1999:
  Total capital
    (to risk-weighted assets)   $ 23,013      11.7%      $ 15,748      > 8.0%       $19,684        > 10.0%
  Tier I capital
    (to risk-weighted assets)   $ 20,713      10.5%       $ 7,874      > 4.0%      $ 11,811         > 6.0%
  Tier I capital
    (to average assets)         $ 20,713       8.9%       $ 9,356      > 4.0%      $ 11,695         > 5.0%


8.    EARNINGS PER SHARE RECONCILIATION

                                                                        DECEMBER 31, 2000
                                                          -----------------------------------------------
                                                                               WEIGHTED-
                                                                                AVERAGE
                                                                INCOME          SHARES        PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)     AMOUNT
BASIC EPS

  Income available to common shareholders                   $  2,406,000      2,691,000     $   0.89

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                       19,000
                                                            ------------      ---------      --------
DILUTED EPS
  Income available to common shareholders                   $  2,406,000      2,710,000      $   0.89
                                                            ============      =========      ========

                                                                        DECEMBER 31, 1999
                                                          -----------------------------------------------
                                                                               WEIGHTED-
                                                                                AVERAGE
                                                                INCOME          SHARES        PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)     AMOUNT
BASIC EPS

  Income available to common shareholders                   $  1,726,000       2,832,000     $   0.61

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                        94,000        (0.02)
DILUTED EPS
                                                            ------------       ---------     --------
  Income available to common shareholders                   $  1,726,000       2,926,000     $   0.59
                                                            ============       =========     ========

                                                                        DECEMBER 31, 1998
                                                          -----------------------------------------------
                                                                               WEIGHTED-
                                                                                AVERAGE
                                                               INCOME            SHARES      PER SHARE
                                                            (NUMERATOR)      (DENOMINATOR)     AMOUNT
BASIC EPS

  Income available to common shareholders                   $  1,709,000       2,595,000      $ 0.66

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                       169,000       (0.04)
DILUTED EPS
                                                            ------------       ---------      ------
  Income available to common shareholders                   $  1,709,000       2,764,000      $ 0.62
                                                            ============       =========      ======


9.    STOCK COMPENSATION PLANS

      No options were granted in 1998. In 1999, the Company adopted a new nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009, and granted 335,000 options at an exercise price of $7.75 per share. These options were canceled in 2000. In 2000, 335,000 options were granted under the new plan at an exercise price of $7.25, and an additional 15,000 options were granted at $8.00 per share. All options granted during 2000, vest over a seven-year period, expiring in 2009. As a result of repricing the 335,000 options during 2000, these options are subject to variable accounting treatment in accordance with Financial Accounting Standards Board Interpretation No. 44 ("FIN"), "Accounting for Certain Transactions Involving Stock Compensation," and FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." As a result of applying FIN 44 and 28 to the repriced options, the Company realized $24,000 of accrued compensation expense at December 31, 2000.

      The Company also has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expires in April 2001. In 2000, 10,000 shares were granted under this plan at an exercise price or $7.25, vesting over a five-year period and expiring in 2005. Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

      At December 31, 2000, 1999, and 1998, the Company had options outstanding granted under the plans as follows:

                                     2000                         1999                        1998
                         ----------------------------- --------------------------- ---------------------------
                                           WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                            AVERAGE                        AVERAGE                      AVERAGE
                                            EXERCISE                      EXERCISE                     EXERCISE
                            SHARES            PRICE        SHARES           PRICE        SHARES          PRICE
Outstanding at
  beginning of year         441,000         $   6.52      206,000         $   2.36      280,000         $   2.29
Granted                     360,000             7.30      335,000             7.75
Exercised                  (100,000)            2.45      (90,000)            2.08      (74,000)            2.10
Terminated                 (335,000)            7.75      (10,000)            2.00
                            -------                       -------                       -------
Outstanding at
  end of year               366,000             7.27      441,000             6.52      206,000             2.36
                            =======                       =======                       =======
Options exercis-
  able at year-end            2,000             5.75       96,000             2.41       64,000             2.38
                            =======                       =======                       =======

      Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       --------------------------------------- --------------------------
                                                       WEIGHTED-    WEIGHTED-
                                                        AVERAGE      AVERAGE                    WEIGHTED-
    RANGE OF                               NUMBER      REMAINING     EXERCISE                   AVERAGE
 EXERCISE PRICES                        OUTSTANDING      LIFE         PRICE       NUMBER          PRICE
  $5.75                                     6,000      1 year        $ 5.75       2,000          $ 5.75
  $7.25-$8.00                             360,000      8.5 years     $ 7.28

      The estimated fair value of options granted during 2000 was $1.60 per share. No compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and basic EPS for the years ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

                                                2000               1999                1998
Net income to common shareholders:
  As reported                             $   2,406,000        $   1,726,000        $   1,709,000
  Pro forma                               $   2,352,000        $   1,669,000        $   1,672,000

Basic earnings per share:
  As reported                             $        0.89        $        0.61        $        0.66
  Pro forma                               $        0.88        $        0.59        $        0.64

      The fair values of options granted under the Company's stock option plan during 2000 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions where used: no dividend yield, expected volatility of 53 percent, risk-free interest rate of 5.5 percent, and expected lives of seven years.

10.   EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

      During 1998, the Company established an ESOP for eligible employees. Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

      On September 30, 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment from the Company's contributions to the ESOP. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus .5 percent, with interest of 10 percent at December 31, 2000. The outstanding principal balance of the ESOP loan at December 31, 2000 and 1999 was $1,163,000 and $1,313,000, respectively.

      Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100 percent vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 9,000 and 15,000 shares at December 31, 2000 and 1999.

      Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2000, 1999, and 1998 was $274,000, $269,000, and
      $68,000, respectively.

      At December 31, 2000 and 1999, unearned compensation related to the ESOP approximated $1,102,000 and $1,244,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Based upon the market price of the Company's stock at December 31, 2000, the unearned shares of the ESOP have a cumulative fair value of $892,000.

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

                                                DECEMBER 31, 2000               DECEMBER 31, 1999
                                          ------------------------------- -------------------------------
                                             CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                              AMOUNT       FAIR VALUE         AMOUNT       FAIR VALUE
                                                    (000'S)                         (000'S)
Assets:
  Cash and due from banks                    $ 20,819        $ 20,819        $ 10,074        $ 10,074
  Federal funds sold                           38,740          38,740          37,090          37,090
  Interest-bearing deposits in
    financial institutions                         99              99           6,923           6,923
  Investment securities available
    for sale                                    2,985           2,985          52,789          52,789
  Loans                                       231,557         234,233         121,816         124,298
  Accrued interest receivable                   1,943           1,943             858             858

Liabilities:
  Deposits:
    Noninterest bearing                        99,632          99,632          65,405          65,405
    Interest bearing:
      Time deposits                            65,411          65,432          44,052          43,996

      Money market and other deposits         113,020         113,020          96,275          96,275
  Note payable                                  1,163           1,163           1,313           1,313
  Federal funds purchased                       1,457           1,457           3,195           3,195
  Accrued interest payable                        417             417             241             241

      Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2000 and 1999.

      The fair values of cash and due from banks, federal funds sold, interest-bearing deposits in financial institutions, noninterest-bearing deposits, money market and other deposits, and Fed funds purchased approximate their carrying value.

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

      No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $29,000 and $129,000 in 2000 and 1999 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.   DEPOSITS AND INTEREST EXPENSE

      A summary of interest expense on deposits for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                      2000             1999               1998
Money market savings / NOW account deposits        $2,510,000        $2,156,000        $1,544,000
Time deposits under $100,000                          712,000         1,464,000         1,026,000
Time deposits of $100,000 or more                   1,743,000           774,000           830,000
Savings deposits                                       50,000            50,000            37,000
                                                   ----------        ----------        ----------
                                                   $5,015,000        $4,444,000        $3,437,000
                                                   ==========        ==========        ==========

      The maturities of time deposits as of December 31, 2000 are as follows:

2001                                $65,184,000
2002                                      3,000
2003                                    113,000
2004                                    111,000
                                    -----------
                                    $65,411,000
                                    ===========


      The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2000 and 1999 was approximately $43,309,000 and $32,297,000, respectively. The aggregate amount of deposits from escrow-related accounts was approximately $10,643,000 and $13,879,000 as of December 31, 2000 and 1999, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $12,122,000 and $12,218,000 as of December 31, 2000 and 1999,
      respectively. The Company has two surety bonds totaling $17 million in place of collateral for the bankruptcy-related deposits.

13.   OTHER OPERATING EXPENSES

      Included in other operating expenses for the years ended December 31, 2000, 1999, and 1998 are the following items:

                                                            2000             1999             1998
Professional services                                  $     385,000    $     607,000    $     330,000
Data processing fees                                         708,000          545,000          365,000
Equipment expense                                            498,000          375,000          254,000
General insurance                                            295,000          212,000          120,000
Stationery and supplies                                      222,000          208,000          132,000
Customer courier service                                     298,000          272,000          174,000
Other                                                      1,983,000        1,573,000        1,192,000
                                                       -------------    -------------    -------------
Total                                                  $   4,389,000    $   3,792,000    $   2,567,000
                                                       =============    =============    =============


14.   ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS

      In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $900,000, which was recorded as goodwill in the accompanying consolidated 1999 balance sheet (included in other assets) and is being amortized over the expected recoverable period of seven years on a straight-line basis. As of December 31, 2000, the Bank was the custodian of approximately $321,394,000 in retirement assets.

      Deposits held for TASC clients by the Bank represent approximately 11 percent of the Bank's total deposits as of December 31, 2000. The Bank paid interest of $643,000 and $672,000 on deposits of TASC clients and received fees of $410,000 and $587,000 from TASC clients during 2000 and 1999, respectively. Goodwill of $128,000 and $128,000 was amortized into operating expenses during 2000 and 1999, respectively.

      Prior to the commencement of TASC operations, the Bank had a long-term relationship with Transcorp Pension Services, Inc. ("Transcorp"), an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans, pursuant to which the Bank provided custodial and other services to IRA and pension plans for which Transcorp served as administrator. The Bank's deposit and service relationships with Transcorp ended in 1999. There were no deposits of custodial clients of the plans Transcorp administers as of December 31, 1999. For the years ended December 31, 1999 and 1998, the Bank paid interest of $122,000 and $782,000, respectively, on deposits of Transcorp custodial clients, and paid $168,000 and $553,000, respectively, in administrative fees to Transcorp on behalf of its custodial clients.

15.   RELATED-PARTY TRANSACTIONS

      As of December 31, 2000 and 1999, deposits from directors, officers, and their affiliates amounted to $830,000 and $1,078,000, respectively.

      During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer.

16.   FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

      As of December 31, 2000 and 1999, the Company's investment in the Bank was recorded on the equity method at $23,366,000 and $21,429,000, respectively. The Company's cash balance held in the Bank was $78,000 and $185,000 as of December 31, 2000 and 1999, respectively. The only other significant asset or liability recorded on the Company's balance sheets in 2000 and 1999 is a tax benefit of $455,000 and $334,000, respectively, pertaining to the exercise of stock options. The Company's significant operations consist solely of the recognition of its equity in the income or loss of the Bank. The Bank paid dividends of $550,000, $2,000,000, and $100,000 to the Company in 2000, 1999, and 1998, respectively.

      Federal law restricts the Bank from extending credit to the Company; any such extensions of credit are subject to strict collateral requirements.

17.   SEGMENT REPORTING

      Management has evaluated the Company's overall operation, and determined that its business consists of two reportable business segments as of December 31, 2000 and 1999, core banking operations, and the administrative services in relation to TASC. The following describes these two business segments:

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

      ADMINISTRATIVE SERVICES - The principal business activity of this segment is providing administrative services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

      Total assets of TASC at December 31, 2000 and 1999 were $894,000 and $1,617,000, respectively. The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

      The following table shows the net income (loss) for the core banking operations and the administration and custodial services for the years ended December 31, 2000 and 1999.

                                  CORE BANKING       ADMINISTRATIVE          YEAR ENDED
                                   OPERATIONS           SERVICES         DECEMBER 31, 2000
Net interest income               $ 17,547,000                             $ 17,547,000
Provision for loan losses            2,204,000                                2,204,000
Other operating income               1,325,000        $    415,000            1,740,000
Other operating expenses            12,029,000             959,000           12,988,000
Provision for income taxes           1,689,000                                1,689,000
                                  ------------        ------------         ------------
Net income                        $  2,950,000        $   (544,000)        $  2,406,000
                                  ============        ============         ============

                                 CORE BANKING       ADMINISTRATIVE          YEAR ENDED
                                  OPERATIONS           SERVICES         DECEMBER 31, 1999
Net interest income              $ 10,796,000                              $ 10,796,000
Reversal of loan losses              (206,000)                                 (206,000)
Other operating income              1,317,000         $ 618,000               1,935,000
Other operating expenses            9,005,000           993,000               9,998,000
Provision for income taxes          1,213,000                                 1,213 000
                                 ------------         ---------             -----------
Net income                        $ 2,101,000         $(375,000)            $ 1,726,000
                                 ============         =========             ===========

      The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data follows:

                                                             THREE MONTHS ENDED
                                         --------------------------------------------------------
                                          MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
2000                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income                      $ 3,546         $ 4,278        $ 4,639        $ 5,084
Provision for loan losses                $   150         $   564        $   710        $   780
Net income                               $   513         $   550        $   611        $   732
Basic earnings per common share          $  0.19         $  0.20        $  0.23        $  0.27
Diluted earnings per common share        $  0.19         $  0.20        $  0.23        $  0.27

1999

Net interest income                      $ 2,436         $ 2,587        $ 2,779        $ 2,994
Provision for loan losses                $  (220)        $    25        $     0        $   (11)
Net income                               $   409         $   333        $   396        $   588
Basic earnings per common share          $  0.14         $  0.11        $  0.14        $  0.22
Diluted earnings per common share        $  0.14         $  0.11        $  0.13        $  0.21

                                INDEX TO EXHIBITS

EXHIBIT NO.

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

11       Statement regarding computation of per share earnings (see Note 1 of the Notes to Consolidated Financial Statements at page 87 of this report on Form 10-K)

21       Subsidiary of Registrant