Form 10-Q
period 2001-03-31
FIRST REGIONAL BANCORP
filed 2001-05-15
CIK 356708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended	March 31, 2001
Commission File Number	0-10232

FIRST REGIONAL BANCORP
(Exact name of registrant as specified in its charter)
California	95-3582843
State or other jurisdiction of	IRS Employer
incorporation or organization	Identification Number

1801 Century Park East, Los Angeles, California	90067
Address of principal executive offices	Zip Code

(310) 552-1776
Registrant's telephone number, including area code

Not applicable
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,755,220
Class	Outstanding on May 1, 2001

FIRST REGIONAL BANCORP
INDEX

Part I - Financial Information

             Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition

                           Consolidated Statements of Income

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

             Item 1.  Legal Proceedings

             Item 4.  Submission of Matters to a Vote of Security Holders

             Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands)
(unaudited)

	March 31,	December 31,
	2001	2000
ASSETS

Cash and due from banks	$21,602	$20,819
Federal Funds Sold	14,825	38,740

Cash and Cash equivalents	36,427	59,559

Investment securities	2,984	2,985
Interest-bearing deposits in financial institutions	0	99

Loans, net of allowance for losses of $4,842,000 in 2001 and $4,600,000 in 2000	250,586	231,557

Premises and equipment, net of accumulated depreciation	1,424	1,392

Accrued interest receivable and other assets	11,530	10,487

Total Assets	$302,951	$306,079

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing	$104,349	$99,632
Interest bearing:
Savings deposits	10,782	13,394
Money market deposits	96,378	99,626
Time deposits	63,181	65,411

Total deposits	274,690	278,063

Note payable	1,125	1,163
Accrued interest payable and other liabilities	4,035	4,074

Total Liabilities	279,850	283,300

Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,755,000 and 2,795,000 shares outstanding in 2001 and 2000, respectively	13,876	14,074
Less: Unearned ESOP shares; 119,000 and 123,000 outstanding in 2001 and 2000, respectively	(1,066)	(1,102)
Total common stock, no par value; outstanding 2,636,000 (2001) and 2,672,000 (2000) shares	12,810	12,972

Retained earnings	10,290	9,806
Accumulated other comprehensive income	1	1

Total Shareholders' Equity	23,101	22,779

Total Liabilities and Shareholders' Equity	$302,951	$306,079

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
REVENUE FROM EARNING ASSETS:
Interest and fees on loans	$5,758	$3,393
Interest on deposits in financial institutions	1	92
Interest on investment securities	139	688
Interest on federal funds sold	276	457

Total interest income	6,174	4,630

COST OF FUNDS:

Interest on deposits	1,558	1,079
Interest on other borrowings	3	5

Total interest expense	1,561	1,084

Net interest income	4,613	3,546

PROVISION FOR LOAN LOSSES	500	150

Net interest income after provision for loan losses	4,113	3,396

OTHER OPERATING INCOME	515	461

OPERATING EXPENSES:
Salaries and related benefits	2,167	1,683
Occupancy expense	270	202
Equipment expense	144	123
Promotion expense	35	50
Professional service expense	325	292
Customer service expense	132	161
Supply/communication expense	146	109
Other expenses	367	364

Total operating expenses	3,586	2,984

Income before provision for income taxes	1,042	873

PROVISION FOR INCOME TAXES	430	360
NET INCOME	$612	$513

EARNINGS PER SHARE (Note 2)
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

OPERATING ACTIVITIES

Net Income	$612	$513

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Provision for loan losses	500	150
Provision for depreciation and amortization	69	55
Amortization of investment security and guaranteed loan premiums	252	73
Accretion of investment security discounts	(17)	(32)
Decrease (increase) in interest receivable	249	(66)
Decrease in interest payable	(28)	(27)
Increase in taxes payable	610	362
Net increase (decrease) in other liabilities	714	(2,785)

Net cash provided by (used in) operating activities	$2,961	$(1,757)

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$99	$2,765
Decrease in investment securities	20	11,234
Decrease (increase) in guaranteed loans	2,113	(5,603)
Net increase in other loans	(21,894)	(13,434)
Increase in premises and equipment	(101)	(37)
Net increase in other assets	(1,292)	(773)

Net cash used in investing activities	$(21,055)	$(5,848)

FINANCING ACTIVITIES

Net (decrease) increase in noninterest bearing deposits, money market deposits, and other deposits	$(1,143)	$9,911
Net decrease in time deposits	(2,230)	(7,220)
Decrease in note payable	(38)	(38)
(Decrease) increase in securities sold under agreement to repurchase	(1,335)	949
Decrease in shareholders’ equity	(292)	(10)
Net cash (used in) provided by financing activities	$(5,038)	$3,592

Decrease in cash and cash equivalents	$(23,132)	$(4,013)

Cash and cash equivalents, beginning of period	59,559	47,164

Cash and cash equivalents, end of period	$36,427	$43,151

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

NOTE 1 -          The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).  Certain amounts in the 2000 financial statements have been reclassified to be comparable with the classifications used in the 2001 financial statements.

                           In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations for the three month periods ended March 31, 2001 and 2000.  Interim results may not be indicative of annual operations.

                           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 2000 annual report.

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

	Three Months Ended March 31, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$612,000	2,649,190	$0.23

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		28,763	(0.00)
Diluted EPS
Income available to common shareholders	$612,000	2,677,953	$0.23

	Three Months Ended March 31, 2000
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$513,000	2,713,525	$0.19

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		15,873	(0.00)

Diluted EPS
Income available to common shareholders	$513,000	2,729,398	$0.19

NOTE 3 -          As of March 31, 2000 the Bank had a total of $904,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -          The Company’s comprehensive income (loss) includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities.  For the three month periods ended March 31, 2001 and 2000, the Company’s comprehensive income (loss) was as follows:

	Three Months Ended
	March 31, 2001	March 31, 2000
	(in thousands)

Net Income	$612	$513
Other comprehensive Income (loss)	1	(2)

Total comprehensive income	$613	$511

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

             First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

             As of March 31, 2001 total assets were $302,951,000 compared to $306,079,000 at December 31, 2000, a decrease of $3,128,000 or 1.0% but, a modest decline in asset levels is customary in the first quarter of each year.  Moreover, the March 31, 2001 asset level represents an improvement over the $234,687,000 that existed on the same date in 2000. The 2001 asset decrease reflects a corresponding decrease in total deposits of $3,373,000 or 1.2%, from $278,063,000 at the end of 2000 to $274,690,000 at March 31, 2001.  While overall deposits remained substantially constant, noninterest bearing deposits increased slightly while savings deposits, money market deposits and time deposits experienced some decline.  There were several changes in the composition of the Bank's assets during the first quarter. The Bank’s core loan portfolio actually grew significantly by $19,029,000 during the three month period, bringing the Bank's total loans to $250,586,000 at March 31, 2001 from the December 31, 2000 total of $231,557,000.  The combined effect of the substantial increase in loans and the slight decrease in deposits was a decrease in the level of total liquid assets.  Although cash and due from banks, investment securities and time deposits with other financial institutions remained relatively constant, federal funds sold decreased by $23.9 million in order to accommodate the changes that took place in the rest of the balance sheet.

             The Company earned a profit of $612,000 in the first quarter of 2001, compared to earnings of $513,000 in the three months ended March 31, 2000.

NET INTEREST INCOME

             Total interest income rose by $1,544,000 (33.3%) for the three months ended March 31, 2001 compared to the same period in 2000 as total earning assets were substantially higher (24%) in 2001 than in 2000.  The majority of the increase in interest income arises from a substantial increase of $2,365,000 (69.7%) in interest on loans from $3,393,000 for the three months ended March 31, 2000 compared to $5,758,000 for the same period in 2001.  This increase in interest income on loans corresponds to an increase in the loan portfolio of $109,947,000 (78%) from March 31, 2000 to March 31, 2001.  For the three months ended March 31, 2001 interest expense increased by $477,000 (44%), to $1,561,000 from the 2000 level of $1,084,000 as total deposits increased $66,267,000 (32%) from March 31, 2000 to March 31, 2001.  The increases were primarily in noninterest bearing demand deposit accounts and time deposit accounts.  The net result was an increase in net interest income of $1,067,000 (30%), from $3,546,000 in the first quarter of 2000 to $4,613,000 for the first three months of 2001.

Interest Rates and Interest Differential

             The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended March 31,
	2001			2000
	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$238,876	$5,758	9.6%	$129,806	$3,393	10.5%

Investment Securities	9,128	139	6.1%	47,437	688	5.8%

Funds Sold	20,033	276	5.5%	33,653	457	5.4%

Time Deposits With Other Financial Institutions	88	1	4.5%	5,825	92	6.3%

Total Interest Earning Assets	$268,125	$6,174	9.2%	$216,721	$4,630	8.5%
	For Period Ended March 31,
	2001			2000
	Average Balance	Income (2)/ Expense	Yield/ Rate %	Average Balance	Income (2)/ Expense	Yield/ Rate %
	Dollars in Thousands
Interest Bearing Liabilities:

Savings Deposits	$1,858	$12	2.6%	$1,773	$12	2.7%

Money Market Accounts	108,349	725	2.7%	92,938	566	2.4%

Time	59,080	821	5.6%	41,138	501	4.9%

Securities sold under agreements to repurchase	$174	$3	6.9%	$1,083	$5	1.8%

Total interest bearing liabilities	$169,461	$1,561	3.7%	$136,932	$1,084	3.2%

(1)         This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first quarter of $4,709,000 in 2001 and $2,356,000 in 2000.

(2)  Includes loan fees in the first quarter of $337,000 in 2001 and $235,000 in 2000.

             The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Period Ended March 31,
	2001	2000
	(Dollars in Thousands)

Total interest income (1)	$6,174	$4,630

Total interest expense	1,561	1,084

Net interest earnings	$4,613	$3,546

Average interest earning assets	$268,125	$216,721

Average interest bearing liabilities	$169,461	$136,932

Net yield on average interest earning assets	6.9%	6.5%

(1)         Includes loan fees in the first quarter of $337,000 in 2001 and $235,000 in 2000.

             The following table sets forth changes in interest income and interest expense.  The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) March 31, 2001 over 2000
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$2,606	$(241)	$2,365

Investment securities	(585)	36	(549)

Funds sold	(188)	7	(181)

Interest on time deposits with other financial institutions	(71)	(20)	(91)

Total Interest Earning Assets	$1,762	$(218)	$1,544

Interest Expense (1)

Savings	$0	$0	$0

Money market	100	59	159

Time	242	78	320

Securities sold under agreements to repurchase	1	(3)	(2)

Total interest bearing liabilities	$343	$134	$477

             (1)         The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

             (2)  Includes loan fees in the first quarter of $337,000 in 2001 and $235,000 in 2000.

OTHER OPERATING INCOME

             Other operating income rose to $515,000 in the first quarter of 2001 from $461,000 in the three months ended March 31, 2000.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $208,000 for the three months ended March 31, 2001 in contrast with $159,000 in the corresponding period of 2000.  Offsetting this income increase, in part, was the Bank’ Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, that had revenue which decreased slightly from $161,000 in first quarter of 2000 to $148,000 in the first quarter of 2001 and also a decrease in gains realized on the sale of land, which fell from $2,000 in the first quarter of 2000 to $0 in the same period of 2001. No gains or losses on securities sales were realized in the first quarter of 2001 or 2000.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

             The loan portfolio consisted of the following at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
	(Dollars in Thousands)

Commercial loans	$70,326	$68,927
Real estate construction loans	64,414	53,352
Real estate loans	88,415	78,809
Government guaranteed loans	32,682	35,047
Other loans	709	1,011

Total loans	$256,546	$237,146

Less - Allowances for loan losses	4,842	4,600
- Deferred loan fees	1,118	989

Net loans	$250,586	$231,557

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

             The allowance for possible loan losses was $4,842,000 and $4,600,000 (or 1.89% and 1.95% of gross outstanding loans) at March 31, 2001 and December 31, 2000 respectively.  Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $500,000 for the three month period ended March 31, 2001, compared to $150,000 in the first quarter of 2000.  For the three months ended March 31, 2001 and 2000, the Company generated net loan chargeoffs (recoveries) of $258,000 and ($10,000).

             For the quarter ended March 31, 2001, the Company identified loans having an aggregate average balance of $1,997,000 which it concluded were impaired under SFAS No. 114.  The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2001 totaled $485,000 for the loans as a group.

OTHER OPERATING EXPENSES

             Overall operating expenses increased in the first quarter of 2001 compared to the same period of 2000, although some categories of expense actually decreased from the levels of previous periods.  Operating expenses rose to a total of $3,586,000 for the first quarter of 2001 from $2,984,000 for the three months ended March 31, 2000.

             Salary and related benefits increased by $484,000, rising from a total of $1,683,000 for the first quarter of 2000 to $2,167,000 for the same period in 2001.  The increase principally reflects increases in staffing which took place during 2000 due to staffing in the new regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $270,000 for the three months ended March 31, 2001 from $202,000 in the first quarter of 2000, the increase reflects the rent paid on the various facilities which house the Bank’s new regional offices and additional space at the main office.  Total other operating expenses rose in 2001 compared to the prior year, increasing from $1,099,000 for the first quarter of 2000 to $1,149,000 for the first three months of 2001.

             The combined effects of the above-described factors resulted in income before taxes of $1,042,000 for the three months ended March 31, 2001 compared to $873,000 for the first quarter of 2000.  In the first quarter, the Company's provision for taxes rose from $360,000 in 2000 to $430,000 in 2001.  This brought Net Income for the first quarter of 2001 to $612,000 compared to $513,000 for the same period in 2000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

             The Company's financial position remains liquid.  Total liquid assets (cash and due from banks, interest-bearing deposits in financial institutions, investment securities, and federal funds sold) stood at 14.3% of total deposits at March 31, 2001.  This level represents a decrease from the 22.52% liquidity level which existed on December 31, 2000.  In addition, at March 31, 2001 some $32.7 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant sources of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including bankers acceptances and government guaranteed loans) to deposits was 91.2% and 83.3% as of March 31, 2001 and December 31, 2000, respectively.

             Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of March 31, 2001, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	14,825	0	0	0	0	0	0	14,825
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	1,000	1,007	977	0	0	0	2,984
Subtotal	14,825	1,000	1,007	977	0	0	0	17,809

Loans	248,361	58	1,214	200	753	0	0	250,586
Total earning assets	263,186	1,058	2,221	1,177	753	0	0	268,395

Cash and due from banks	0	0	0	0	0	0	21,602	21,602
Premises and equipment	0	0	0	0	0	0	1,424	1,424
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	11,530	11,530
Total non-earning assets	0	0	0	0	0	0	34,556	34,556

Total assets	263,186	1,058	2,221	1,177	753	0	34,556	302,951

Funds purchased	122	0	0	0	0	0	0	122
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	122	0	0	0	0	0	0	122

Savings deposits	10,782	0	0	0	0	0	0	10,782
Money market deposits	96,378	0	0	0	0	0	0	96,378
Time deposits	0	31,728	25,758	5,392	303	0	0	63,181
Total bearing liabilities	107,282	31,728	25,758	5,392	303	0	0	170,463

Demand deposits	0	0	0	0	0	0	104,349	104,349
Other liabilities	0	0	0	0	0	0	5,038	5,038
Equity capital	0	0	0	0	0	0	23,101	23,101
Total non-bearing liabilities	0	0	0	0	0	0	132,488	132,488

Total liabilities	107,282	31,728	25,758	5,392	303	0	132,488	302,951

GAP	155,904	(30,670)	(23,537)	(4,215)	450	0	(97,932)	0

Cumulative GAP	155,904	125,234	101,697	97,482	97,932	97,932	0	0

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

             The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Agency securities.  As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2001.  As of March 31, 2001 the Company's investment portfolio contained gross unrealized gains of $2,000 and no unrealized losses.  As of March 31, 2000 the Company's investment portfolio contained gross unrealized losses of $3,000 and no unrealized gains.  The unrealized net gain (adjusted for taxes) of $1,000 at March 31, 2001 gave rise to a $1,000 increase in the Company's shareholders' equity as of that date and the unrealized net loss (adjusted for taxes) of $2,000 at March 31, 2001 gave rise to a $2,000 decrease in the Company's shareholders' equity as of that date. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

             The Company continues to enjoy a strong capital position.  Total capital was $23,101,000 and $22,779,000 as of March 31, 2001 and December 31, 2000, respectively.  The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-01	12-31-00

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
Well Capitalized	5.00%	5.00%
First Regional Bancorp	8.02%	7.40%

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

             In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-01	12-31-00

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
Well Capitalized	6.00%	6.00%
First Regional Bancorp	9.65%	9.60%

	3-31-01	12-31-00

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
Well Capitalized	10.00%	10.00%
First Regional Bancorp	10.91%	10.90%

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

             In the normal course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of the Company's shareholders during the first quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: May 10, 2001	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: May 10, 2001	/s/ Thomas McCullough
Thomas McCullough, Chief Financial Officer