Form 10-Q
period 2001-06-30
FIRST REGIONAL BANCORP
filed 2001-08-13
CIK 356708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended June 30, 2001

Commission File Number 0-10232

FIRST REGIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	95-3582843
State or other jurisdiction of incorporation or organization	IRS Employer Identification Number

1801 Century Park East, Los Angeles, California	90067
Address of principal executive offices	Zip Code

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,755,020

Class	Outstanding on August 8, 2001

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands)
(unaudited)

	June 30, 2001	December 31, 2000

ASSETS

Cash and due from banks	$24,851	$20,819
Federal funds sold	35,455	38,740

Cash and cash equivalents	60,306	59,559

Investment securities	1,992	2,985

Interest-bearing deposits in financial institutions	0	99

Loans, net of allowance for losses of $4,841,000 in 2001 and $4,600,000 in 2000	250,871	231,557

Premises and equipment, net of accumulated depreciation	1,538	1,392

Accrued interest receivable and other assets	11,068	10,487

Total Assets	$325,775	$306,079

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing	$108,441	$99,632
Interest Bearing:
Savings deposits	12,150	13,394
Money market deposits	111,505	99,626
Time deposits	65,006	65,411

Total deposits	297,102	278,063

Note payable	1,087	1,163
Accrued interest payable and other liabilities	3,895	4,074

Total Liabilities	302,084	283,300
Shareholder's Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,755,000 and 2,795,000 shares outstanding in 2001 and 2000, respectively	13,875	14,074
Less: Unearned ESOP shares; 115,000 and 123,000 outstanding in 2001 and 2000, respectively	(1,030)	(1,102)

Total common stock, no par value; Outstanding 2,640,000 (2001) and 2,672,000 (2000) shares	12,845	12,972

Retained earnings	10,844	9,806
Accumulated other comprehensive income	2	1

Total Shareholders' Equity	23,691	22,779

Total Liabilities and Shareholders' Equity	$325,775	$306,079

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

INTEREST INCOME:

Interest and fees on loans	$5,382	$4,441	$11,140	$7,834
Interest on deposits in financial Institutions	0	58	2	150
Interest on investment securities	119	464	257	1,152
Interest on federal funds sold	459	344	735	801

Total interest income	5,960	5,307	12,134	9,937

INTEREST EXPENSE:

Interest on deposits	1,587	1,026	3,145	2,105
Interest on other borrowings	2	3	5	8

Total interest expense	1,589	1,029	3,150	2,113

Net interest income	4,371	4,278	8,984	7,824

PROVISION FOR LOAN LOSSES	300	564	800	714

Net interest income after provision for loan losses	4,071	3,714	8,184	7,110

OTHER OPERATING INCOME	543	283	1,058	744

OPERATING EXPENSES:
Salaries and related benefits	2,174	1,764	4,341	3,447
Occupancy expense	289	213	559	415
Equipment expense	133	112	277	235
Promotion expense	106	81	141	131
Professional service expense	322	286	647	578
Customer service expense	119	121	251	282
Supply/communication expense	166	138	312	247
Other expenses	360	343	727	707

Total operating expenses	3,669	3,058	7,255	6,042

Income before provision for income taxes	945	939	1,987	1,812

PROVISION FOR INCOME TAXES`	390	389	820	749

NET INCOME	$555	$550	$1,167	$1,063

EARNINGS PER SHARE (Note 2)
Basic	$0.21	$0.20	$0.44	$0.39

Diluted	$0.21	$0.20	$0.44	$0.39

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES

Net Income	$1,167	$1,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	714
depreciation and amortization	146	113
Amortization of investment security and guaranteed loan premiums	405	141
Accretion of investment security discounts	(28)	(62)
Decrease (increase) in interest receivable	696	(430)
Decrease in interest payable	(39)	(28)
Increase (decrease) in taxes payable	279	(121)
Net increase (decrease) in other liabilities	839	(1,223)

Net cash provided by operating activities	4,265	167

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$99	$2,963
Decrease in investment securities	1,024	46,895
Decrease (increase) in guaranteed loans	6,020	(15,682)
Net increase in other loans	(26,539)	(49,868)
Increase in premises and equipment	(292)	(213)
Net increase in other assets	(1,277)	(358)

Net cash used in investing activities	(20,965)	(16,263)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits money market deposits, and other deposits	19,444	9,812
Net decrease in time deposits	(405)	(4,930)
Decrease in note payable	(76)	(76)
Decrease in securities sold under agreement to repurchase	(1,258)	0
Decrease in shareholders’ equity	(258)	(255)

Net cash provided by financing activities	17,447	4,551

Increase (decrease) in cash and cash equivalents	747	(11,545)

Cash and cash equivalents, beginning of period	59,559	47,164

Cash and cash equivalents, end of period	$60,306	$35,619

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1 -	The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank). Certain amounts in the 2000 financial statements have been reclassified to be comparable with the classifications used in the 2001 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations for the three and six month periods ended June 30, 2001 and 2000. Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 2000 annual report.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 31, 2001. Management believes the adoption of this statement will not have a material effect on the Company’s financial statements; however to the extent that goodwill will no longer be amortized, there will be a positive effect on the Company’s income statement. At this time management has not determined the effect, if any, of the adoption of this statement.

NOTE 2 -	Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

	Three Months Ended June 30, 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS

Income available to common shareholders	$555,000	2,638,176	$0.21

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		36,781	(0.00)

Diluted EPS
Income available to common shareholders	$555,000	2,674,957	$0.21

	Three Months Ended June 30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$550,000	2,690,176	$0.20

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		9,966	(0.00)

Diluted EPS
Income available to common shareholders	$550,000	2,700,142	$0.20

	Six Months Ended June 30, 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,167,000	2,644,822	$0.44

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		33,112	(0.00)

Diluted EPS
Income available to common shareholders	$1,167,000	2,677,934	$0.44

	Six Months Ended June 30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,063,000	2,699,615	$0.39

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		15,551	(0.00)

Diluted EPS
Income available to common shareholders	$1,063,000	2,715,166	$0.39

NOTE 3 -	As of June 30, 2001 the Bank had a total of $912,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4 -	The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the three and six month periods ended June 30, 2001 and 2000, the Company’s comprehensive income was as follows:

	Three Months Ended

	June 30, 2001	June 30, 2000

	(in thousands)
Net Income	$555	$550
Other comprehensive income	2	3

Total comprehensive income	$557	$553

	Six Months Ended

	June 30, 2001	June 30, 2000

	(in thousands)
Net Income	$1,167	$1,063
Other comprehensive income	3	4

Total comprehensive income	$1,170	$1,067

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

             First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

             For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s 2000 Annual Report on Form 10-K.  Certain statements in this report on Form 10-Q constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations.  For additional information concerning these factors, see “Item 1. Business – Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             As of June 30, 2001 total assets were $325,775,000 compared to $306,079,000 at December 31, 2000, an increase of $19,696,000 or 6.4%. Moreover, the June 30, 2001 asset level represents an $88,496,000 (37.3%) increase over the $237,279,000 that existed on the same date in 2000.  The 2001 asset growth reflects a corresponding increase in total deposits of $19,039,000 or 6.8%, from $278,063,000 at the end of 2000 to $297,102,000 at June 30, 2001.  While overall deposits increased, the deposit growth was centered in noninterest bearing deposits and money market deposits while savings deposits and time deposits both experienced a slight decline. There were several changes in the composition of the Bank's assets during the first six months of 2001.  The Bank’s core loan portfolio actually grew significantly by $19,314,000 during the six month period, bringing the Bank’s total loans to $250,871,000 at June 30, 2001 from the December 31, 2000 total of $231,557,000.  The combined effect of the increase in loans and the growth in deposits was a slight decrease in the level of total liquid assets.  Cash and due from banks, investment securities and time deposits with other financial institutions remained relatively constant, and Federal funds sold fell by $3.2 million in order to accommodate the changes that took place in the rest of the balance sheet.

             The Company earned a profit of $555,000 in the three months ended June 30, 2001, compared to earnings of $550,000 in the second quarter of 2000. The results for the six months ended June 30, 2001 were profits of $1,167,000 compared to a profit of $1,063,000 for the corresponding period of 2000, an increase of 9.8%.

NET INTEREST INCOME

             Total interest income increased by $653,000 (12%) for the second quarter of 2001 compared to the same period in 2000, and increased by $2,197,000 (22%) for the six month period ended June 30, 2001 compared to the prior year as total earning assets were substantially higher (33.4%) in 2001 than in 2000.  The majority of the increase in interest income arises from a substantial increase of $3,306,000 (42%) in interest on loans from $7,834,000 for the six months ended June 30, 2000 compared to $11,140,000 for the same period in 2001.  This increase in interest income on loans corresponds to a substantial increase in the loan portfolio of $64,350,000 (34%) from June 30, 2000 to June 30, 2001.  For the three months ended June 30, 2001 interest expense increased by $560,000 (54%) to $1,589,000 from the 2000 level of $1,029,000 and for the six months ended June 30, 2001 interest expense increased by $1,037,000 (49%) to $3,150,000 from the 2000 level of $2,113,000.  Interest expenses increased in these periods as total deposits were significantly higher than in the same periods in 2000. The net result was an increase in net interest income of $93,000 (2%), from $4,278,000 in the second quarter of 2000 to $4,371,000 for the second quarter of 2001 and an increase in net interest income of $1,160,000 (15%), from $7,824,000 for the six months ended June 30, 2000 to $8,984,000 for the first six months of 2001.

Interest Rates and Interest Differential

             The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended June 30,
	2001			2000

	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %

	(Dollars in Thousands)
Interest Earning Assets
Loans (1)	$243,908	$11,140	9.1%	$144,152	$7,834	10.9%
Investment Securities	8,677	257	5.9%	39,186	1,152	5.9%
Federal Funds Sold	31,606	735	4.7%	27,700	801	5.8%
Time Deposits With Other Financial Institutions	44	2	9.1%	4,600	150	6.5%

Total Interest Earning Assets	$284,235	$12,134	8.5%	$215,638	$9,937	9.2%

	For Period Ended June 30,
	2001			2000

	Average Balance	Income (2)/ Expense	Yield/ Rate %	Average Balance	Income (2)/ Expense	Yield/ Rate %

	(Dollars in Thousands)
Interest Bearing Liabilities
Savings deposits	$1,770	$21	2.4%	$1,794	$23	2.6%
Money Market Accounts	115,636	1,501	2.6%	92,538	1,121	2.4%
Time deposits	63,817	1,623	5.1%	38,808	961	5.0%
Securities sold under agreements to repurchase	$190	$5	5.3%	$1,118	$8	1.4%

Total interest bearing liabilities	$181,413	$3,150	3.5%	$134,258	$2,113	3.1%

(1)	This figure reflects total loans, including non–accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first six months of $4,795,000 in 2001 and $2,356,000 in 2000.

(2)	Includes loan fees in the first six months of $719,000 in 2001 and $499,000 in 2000.

             The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Period Ended June 30,
	2001	2000

	(Dollars in Thousands)
Total interest income (1)	$12,134	$9,937
Total interest expense	3,150	2,113

Net interest earnings	$8,984	$7,824

Average interest earning assets	$284,235	$215,638
Average interest bearing liabilities	$181,413	$134,258
Net yield on average interest earning assets	6.3%	7.3%

(1)	Includes loan fees in the first six months of $719,000 in 2001 and $499,000 in 2000.

             The following table sets forth changes in interest income and interest expense.  The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non–performing loans are included in average loans.

	Increase (Decrease) June 30, 2001 over 2000

	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)
Loans (2)	$4,297	$(991)	$3,306
Investment securities	(904)	9	(895)
Funds sold	170	(236)	(66)
Interest on time deposits with other financial institutions	(246)	98	(148)

Total Interest Earning Assets	$3,317	$(1,120)	$2,197

Interest Expense (1)
Savings	$0	$(2)	$(2)
Money market	295	85	380
Time	635	27	662
Securities sold under agreements to repurchase	1	(4)	(3)

Total interest bearing liabilities	$931	$106	$1,037

(1)	The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Includes loan fees in the first six months of $719,000 in 2001 and $499,000 in 2000.

OTHER OPERATING INCOME

             Other operating income increased to $543,000 in the second quarter of 2001 from $283,000 in the three months ended June 30, 2000.  For the first half of 2001 other operating income also increased from $744,000 for the six months ended June 30, 2000 to $1,058,000 for the first six months of 2001.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $226,000 for the second quarter of 2001 and $434,000 for the six months ended June 30, 2001 in contrast with $183,000 for the second quarter of 2000 and $342,000 for the six months ended June 30, 2000.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, also had an increase in revenue to $293,000 for the six months ended June 30, 2001 in contrast with $133,000 in the first six months of 2000.  Offsetting this income increase, in part, was the decrease in  gains realized on the sale of land, which fell from $30,000 in 2000’s first half to $0 in the first half of 2001.  Losses on securities sales totaled $24,000 for both the second quarter and the first six months of 2000 while no gains or losses on securities sales were realized in the first half of 2001.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

             The loan portfolio consisted of the following at June 30, 2001 and December 31, 2000:

		June 30,	December 31,
		2001	2000

		(Dollars in Thousands)
Commercial loans		$66,383	$68,927
Real estate construction loans		64,313	53,352
Real estate loans		96,761	78,809
Government guaranteed loans		28,622	35,047
Other loans		760	1,011

	Total loans	256,839	237,146
Less	- Allowances for loan losses	4,841	4,600
	- Deferred loan fees	1,127	989

	Net loans	$250,871	$231,557

             The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio.  The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The allowance for loan losses is increased by provisions for loan losses, and is decreased by net charge-offs.  Management believes the allowance for loan losses is adequate in relation to both existing and potential risks in the loan portfolio.

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

             The allowance for losses was $4,841,000 and $4,600,000 (or 1.89% and 1.95% of gross outstanding loans) at June 30, 2001 and December 31, 2000 respectively.  Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for loan losses were $300,000 and $800,000 for the three and six month period ended June 30, 2001, compared to $564,000 and $714,000 for the same periods of 2000. For the three and six months ended June 30, 2001, the Company generated net loan charge-offs of $301,000 and 559,000; by comparison, in the first half of 2000 the Company experienced net loan recoveries of $85,000 and 95,000.

             For the quarter ended June 30, 2001 the Company identified loans having an aggregate average balance of $1,875,000 which it concluded were impaired under SFAS No. 114.  The Company's policy is generally to  discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at June 30, 2001 totaled $300,000 for the loans as a group.

OTHER OPERATING EXPENSES

             Other operating expenses increased in the first six months of 2001 compared to the same period of 2000, although some categories of expense actually decreased from the levels of previous periods.  Other operating expenses rose to a total of $3,669,000 for the second quarter of 2001 from $3,058,000 for the three months ended June 30, 2000.  For the six months ended June 30, 2001 other operating expenses totaled $7,255,000, an increase from $6,042,000 for the corresponding period in 2000.

             Salary and related benefits increased by $410,000, rising from a total of $1,764,000 for the second quarter of 2000 to $2,174,000 for the same period in 2001, and also rose for the six months ended June 30, to $4,341,000 from $3,447,000 in 2000.  The increase principally reflects increases in staffing which took place due to staffing in the new regional offices and the new trust division.  The increase also reflects employee salary adjustments.  Occupancy expense rose to $289,000 for the three months ended June 30, 2001 from $213,000 in the second quarter of 2000, the increases reflect the rent paid on the various facilities which house the Bank’s new regional offices and additional space at the main office.  Total other operating expenses rose in 2001 compared to the prior year, increasing from $1,081,000 for the second quarter of 2000 to $1,206,000 for the second quarter of 2001 and a corresponding increase from $2,180,000 for the first six months of 2000 to $2,355,000 for the same period of 2001.

             The combined effects of the above-described factors resulted in income before taxes of $945,000 for the three months ended June 30, 2001 compared to $939,000 for the second quarter of 2000.  For the six months ended June 30, 2001 income before taxes is $1,987,000 compared to $1,812,000 for the first six months of the prior year.  In the second quarter, the Company's provision for taxes increased from $389,000 in 2000 to $390,000 in 2001.  For the six months ended June 30, 2001 the provisions were $820,000 compared to $749,000 in 2000.   The effective tax rate for 2001 and 2000 is 41%.  This brought net income for the second quarter of 2001 to $555,000 compared to $550,000 for the same period in 2000.  For the six months ended June 30, net income in 2001 was $1,167,000, while 2000 net income through June 30 was $1,063,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

             The Company's financial position remains liquid.  Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 21.0% of total deposits at June 30, 2001.  This level represents a decrease from the 22.52% liquidity level which existed on December 31, 2000.  In addition, at June 30, 2001 some $28.6 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 84.4% and 83.3% as of June 30, 2001 and December 31, 2000, respectively.

             Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of June 30, 2001, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total

Fed funds sold	35,455	0	0	0	0	0	0	35,455
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	1,002	990	0	0	0	0	1,992

Subtotal	35,455	1,002	990	0	0	0	0	37,447

Loans	249,237	80	1,515	0	39	0	0	250,871

Total earning assets	284,692	1,082	2,505	0	39	0	0	288,318

Cash and due from banks	0	0	0	0	0	0	24,851	24,851
Premises and equipment	0	0	0	0	0	0	1,538	1,538
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	11,068	11,068

Total non-earning assets	0	0	0	0	0	0	37,457	37,457

Total assets	284,692	1,082	2,505	0	39	0	37,457	325,775

Funds purchased	199	0	0	0	0	0	0	199
Repurchase agreements	0	0	0	0	0	0	0	0

Subtotal	199	0	0	0	0	0	0	199

Savings deposits	12,150	0	0	0	0	0	0	12,150
Money market deposits	111,505	0	0	0	0	0	0	111,505
Time deposits	0	43,451	19,120	2,132	303	0	0	65,006

Total bearing liabilities	123,854	43,451	19,120	2,132	303	0	0	188,860

Demand deposits	0	0	0	0	0	0	108,441	108,441
Other liabilities	0	0	0	0	0	0	4,783	4,783
Equity capital	0	0	0	0	0	0	23,691	23,691

Total non-bearing liabilities	0	0	0	0	0	0	136,915	136,915

Total liabilities	123,854	43,451	19,120	2,132	303	0	136,915	325,775

GAP	160,838	(42,369)	(16,615)	(2,132)	(264)	0	(99,458)	0

Cumulative GAP	160,838	118,469	101,854	99,722	99,458	99,458	0	0

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

             The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first half of 2001.  As of June 30, 2001 the Company's investment portfolio contained gross unrealized gains of $3,000 and no unrealized losses.  By comparison, at June 30, 2000 the Company's investment portfolio contained gross unrealized gains of $4,000 and no unrealized losses.  The unrealized net gain (adjusted for taxes) of $2,000 at June 30, 2001 gave rise to a $2,000 increase in the Company's shareholders' equity as of that date.  Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

             Total capital was $23,691,000 and $22,779,000 as of June 30, 2001 and December 31, 2000, respectively.  The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-01	12-31-00

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	7.33%	7.40%

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

             In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	6-30-01	12-31-00

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	8.43%	9.60%

	6-30-01	12-31-00

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bancorp	9.69%	10.90%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The company held its annual meeting of shareholders on May 17, 2001.  The Board of Directors was elected as follows:

                           Fred M. Edwards
                           H. Anthony Gartshore
                           Gary Horgan
                           Thomas E. McCullough
                           Lawrence J. Sherman
                           Jack A. Sweeney
                           Marilyn Sweeney

No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 9, 2001	/s/ Jack A. Sweeney

Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: August 9, 2001	/s/ Thomas McCullough

Thomas McCullough, Chief Financial Officer