Form 10-Q
period 2001-09-30
FIRST REGIONAL BANCORP
filed 2001-11-14
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

            ☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended September 30, 2001

Commission File Number 0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California

95-3582843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1801 Century Park East, Los Angeles, California

90067
(Address of principal executive offices)	(Zip Code)

(310) 552-1776

(Registrant's telephone number, including area code)

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

Class      Outstanding on November 5, 2001

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except for Share Amounts)

(unaudited)

September 30, 2001

December 31, 2000

ASSETS

Cash and due from banks	$28,054	$20,819
Federal funds sold	29,195	38,740

Cash and cash equivalents	57,249	59,559

Investment securities, available for sale, at fair value	3,750	2,985

Interest-bearing deposits in financial institutions	0	99

Loans, net of allowance for losses of $4,941 in 2001 and $4,600 in 2000	258,047	231,557

Premises and equipment, net of accumulated depreciation	1,522	1,392

Accrued interest receivable and other assets	11,536	10,487

Total Assets	$332,104	$306,079

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing	$117,371	$99,632
Interest Bearing:
Savings deposits	13,297	13,394
Money market deposits	111,199	99,626
Time deposits	61,285	65,411

Total deposits	303,152	278,063

Note payable	1,050	1,163
Accrued interest payable and other liabilities	3,552	4,074

Total Liabilities	307,754	283,300

	September 30, 2001	December 31, 2000
Shareholders' Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,755,000 and 2,795,000 shares outstanding in 2001 and 2000, respectively	13,875	14,074
Less: Unearned ESOP shares; 111,000 and 123,000 outstanding in 2001 and 2000, respectively	(995)	(1,102)
Total common stock, no par value; Outstanding 2,644,000 (2001) and 2,672,000 (2000) shares	12,880	12,972

Retained earnings	11,467	9,806
Accumulated other comprehensive income, net of tax	3	1

Total Shareholders' Equity	24,350	22,779

Total Liabilities and Shareholders' Equity	$332,104	$306,079

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

INTEREST INCOME:

Interest and fees on loans	$5,268	$5,445	$16,408	$13,279
Interest on deposits in financial institutions	0	52	2	202
Interest on investment securities	116	145	373	1,297
Interest on federal funds sold	213	305	948	1,106

Total interest income	5,597	5,947	17,731	15,884

INTEREST EXPENSE:

Interest on deposits	1,180	1,305	4,325	3,410
Interest on other borrowings	3	3	8	11

Total interest expense	1,183	1,308	4,333	3,421

Net interest income	4,414	4,639	13,398	12,463

PROVISION FOR LOAN LOSSES	100	710	900	1,424

Net interest income after provision for loan losses	4,314	3,929	12,498	11,039

OTHER OPERATING INCOME	626	479	1,684	1,223

OPERATING EXPENSES:
Salaries and related benefits	2,225	2,073	6,566	5,520
Occupancy expense	306	237	865	652
Equipment expense	136	130	413	365
Promotion expense	67	65	208	196
Professional service expense	348	244	995	822
Customer service expense	134	133	385	415
Supply/communication expense	158	137	470	384
Other expenses	502	353	1,229	1,060
Total operating expenses	3,876	3,372	11,131	9,414

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Income before provision for income taxes	1,064	1,036	3,051	2,848

PROVISION FOR INCOME TAXES	441	425	1,261	1,174

NET INCOME	$623	$611	$1,790	$1,674

EARNINGS PER SHARE (Note 2)
Basic	$0.24	$0.23	$0.68	$0.62
Diluted	$0.22	$0.22	$0.66	$0.62

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000

OPERATING ACTIVITIES

Net Income	$1,790	$1,674

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	900	1,424
Depreciation and amortization	223	176
Amortization of investment security and guaranteed loan premiums	514	406
Accretion of investment security discounts	(39)	(98)
Decrease (increase) in interest receivable	873	(894)
(Decrease) increase in interest payable	(173)	85
Increase (decrease) in taxes payable	174	(511)
Net increase (decrease) in other liabilities	878	(1,842)

Net cash provided by operating activities	5,140	420

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$99	$4,151
(Increase) decrease in investment securities	(735)	47,936
Decrease (increase) in guaranteed loans	7,842	(22,768)
Net increase in other loans	(35,733)	(71,226)
Increase in premises and equipment	(353)	(407)
Net increase in other assets	(1,922)	(6,334)

Net cash used in investing activities	(30,802)	(48,648)

	Nine Months Ended September 30,
	2001	2000

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits money market deposits, and other deposits	$29,215	$21,658
Net (decrease) increase in time deposits	(4,126)	4,267
Decrease in note payable	(113)	(113)
Decrease in securities sold under agreement to repurchase	(1,401)	0
Decrease in shareholders’ equity	(223)	(212)

Net cash provided by financing activities	23,352	25,600

Decrease in cash and cash equivalents	(2,310)	(22,628)

Cash and cash equivalents, beginning of period	59,559	47,164

Cash and cash equivalents, end of period	$57,249	$24,536

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE 1  -               The consolidated financial statements include the accounts of First Regional Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, First Regional Bank (the Bank).  Certain amounts in the 2000 financial statements have been reclassified to be comparable with the classifications used in the 2001 financial statements.

                                In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000.  Interim results may not be indicative of annual operations.

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

                                SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121.  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

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

	Three Months Ended September 30, 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS

Income available to common shareholders	$623,000	2,642,230	$0.24

Effect of Dilutive
Securities
Incremental shares from assumed exercise of outstanding options		150,118	(0.02)

Diluted EPS

Income available to common shareholders	$623,000	2,792,348	$0.22

	Three Months Ended September 30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS

Income available to common shareholders	$611,000	2,686,919	$0.23

Effect of Dilutive
Securities
Incremental shares from assumed exercise of outstanding options		15,176	(0.01)

Diluted EPS

Income available to common shareholders	$611,000	2,702,095	$0.22

	Nine Months Ended September 30, 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS

Income available to common shareholders	$1,790,000	2,644,242	$0.68

Effect of Dilutive
Securities
Incremental shares from assumed exercise of outstanding options		72,144	(0.02)

Diluted EPS

Income available to common shareholders	$1,790,000	2,716,356	$0.66

	Nine Months Ended September 30, 2000

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS

Income available to common shareholders	$1,674,000	2,696,154	$0.62

Effect of Dilutive
Securities
Incremental shares from assumed exercise of outstanding options		15,426	(0.00)

Diluted EPS

Income available to common shareholders	$1,674,000	2,711,580	$0.62

NOTE 3 -                As of September 30, 2001 the Bank had a total of $1,493,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2001 and 2000, the Company’s comprehensive income was as follows:

	Three Months Ended
	September 30, 2001	September 30, 2000
	(in thousands)

Net Income	$623	$611
Other comprehensive income	3	0

Total comprehensive income	$626	$611

	Nine Months Ended
	September 30, 2001	September 30, 2000
	(in thousands)

Net Income	$1,790	$1,674
Other comprehensive income	3	0

Total comprehensive income	$1,793	$1,674

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

                As of September 30, 2001 total assets were $332,104,000 compared to $306,079,000 at December 31, 2000, an increase of $26,025,000 or 8.5%. Moreover, the September 30, 2001 asset level represents an $74,064,000 (28.7%) increase over the $258,040,000 that existed on the same date in 2000.  The 2001 asset growth reflects a corresponding increase in total deposits of $25,089,000 or 9.0%, from $278,063,000 at the end of 2000 to $303,152,000 at September 30, 2001.  While overall deposits increased, the deposit growth was centered in noninterest bearing deposits and money market deposits while savings deposits and time deposits both experienced a slight decline. There were several changes in the composition of the Bank's assets during the first nine months of 2001.  The Bank’s core loan portfolio actually grew significantly by $26,490,000 during the nine month period, bringing the Bank’s total loans to $258,047,000 at September 30, 2001 from the December 31, 2000 total of $231,557,000.  The combined effect of the increase in loans and the growth in deposits was a slight decrease in the level of total liquid assets.  Investment securities and time deposits with other financial institutions remained relatively constant, while cash and cash equivalents (cash and due from banks and Federal funds sold) fell by $2.3 million in order to accommodate the changes that took place in the rest of the balance sheet.

                The Company earned a profit of $623,000 in the three months ended September 30, 2001, compared to earnings of $611,000 in the third quarter of 2000. The results for the nine months ended September 30, 2001 were profits of $1,790,000 compared to a profit of $1,674,000 for the corresponding period of 2000, an increase of 6.9%.

NET INTEREST INCOME

                Total interest income decreased by $350,000 (6%) for the third quarter of 2001 compared to the same period in 2000, but increased by $1,847,000 (12%) for the nine month period ended September 30, 2001 compared to the prior year as total earning assets were substantially higher (30%) in 2001 than in 2000 but the interest rates were dropping during 2001.  The majority of the increase in interest income arises from a substantial increase of $3,129,000 (24%) in interest on loans from $13,279,000 for the nine months ended September 30, 2000 compared to $16,408,000 for the same period in 2001.  This increase in interest income on loans corresponds to a substantial increase in the loan portfolio of $44,056,000 (21%) from September 30, 2000 to September 30, 2001.  For the three months ended September 30, 2001 interest expense decreased by $125,000 (10%) to $1,183,000 from the 2000 level of $1,308,000 as total deposits were significantly higher than in the same period in 2000 but interest rates had dropped significantly from the third quarter in 2000. For the nine months ended September 30, 2001 interest expense increased by $912,000 (27%) to $4,333,000 from the 2000 level of $3,421,000 as although interest rates had dropped throughout the nine months during 2001, total deposits were significantly higher than in the same periods in 2000. The net result was a decrease in net interest income of $225,000 (5%), from $4,639,000 in the third quarter of 2000 to $4,414,000 for the third quarter of 2001 and an increase in net interest income of $935,000 (7%), from $12,463,000 for the nine months ended September 30, 2000 to $13,398,000 for the first nine months of 2001.

Interest Rates and Interest Differential

                The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended September 30,
	2001			2000
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$249,296	$16,408	8.8%	$163,138	$13,279	10.9%

Investment Securities	8,598	373	5.8%	29,784	1,297	5.8%

Federal Funds Sold	29,370	948	4.3%	24,601	1,106	6.0%

Time Deposits With Other Financial Institutions	29	2	9.2%	4,207	202	6.4%

Total Interest Earning Assets	$287,293	$17,731	8.2%	$221,730	$15,884	9.6%

	For Period Ended September 30,
	2001			2000
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$2,098	$38	2.4%	$1,793	$35	2.6%

Money Market Accounts	117,518	2,144	2.4%	95,337	1,778	2.5%

Time deposits	61,393	2,143	4.7%	40,714	1,597	5.2%

Securities sold under agreements to repurchase	$434	$8	2.5%	$991	$11	1.5%

Total interest bearing liabilites	$181,443	$4,333	3.2%	$138,835	$3,421	3.3%

(1)           This figure reflects total loans, including non–accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first nine months of $4,835,000 in 2001 and $2,792,000 in 2000.

(2)           Includes loan fees in the first nine months of $1,099,000 in 2001 and $872,000 in 2000.

                The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Period Ended September 30,
	2001	2000
	(Dollars in Thousands)

Total interest income (1)	$17,731	$15,884

Total interest expense	4,333	3,421

Net interest earnings	$13,398	$12,463

Average interest earning assets	$287,293	$221,730

Average interest bearing liabilities	$181,443	$138,835

Net yield on average interest earning assets	6.2%	7.5%

(1)           Includes loan fees in the first nine months of $1,099,000 in 2001 and $872,000 in 2000.

                The following table sets forth changes in interest income and interest expense.  The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non–performing loans are included in average loans.

	Increase (Decrease) September 30, 2001 over 2000
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$4,908	$(1,779)	$3,129

Investment securities	(919)	(5)	(924)

Funds sold	347	(505)	(158)

Interest on time deposits with other financial institutions	(357)	157	(200)

Total Interest Earning Assets	$3,979	$(2,132)	$1,847

Interest Expense (1)

Savings	$5	$(2)	$3

Money market	404	(38)	366

Time	697	(151)	546

Securities sold under agreements to repurchase	17	(20)	(3)

Total interest bearing liabilities	$1,123	$(211)	$912

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees in the first nine months of $1,099,000 in 2001 and $872,000 in 2000.

OTHER OPERATING INCOME

                Other operating income increased to $626,000 in the third quarter of 2001 from $479,000 in the three months ended September 30, 2000.  For the first nine months of 2001 other operating income also increased from $1,223,000 for the nine months ended September 30, 2000 to $1,684,000 for the first nine months of 2001.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $292,000 for the third quarter of 2001 and $726,000 for the nine months ended September 30, 2001 in contrast with $189,000 for the third quarter of 2000 and $531,000 for the nine months ended September 30, 2000.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, also had an increase in revenue to $434,000 for the nine months ended September 30, 2001 in contrast with $291,000 in the first nine months of 2000.  Offsetting this income increase, in part, was the decrease in  gains realized on the sale of land, which fell from $68,000 in 2000’s first nine months to $0 in the first nine months of 2001.  Losses on securities sales totaled $24,000 for both the third quarter and the first nine months of 2000 while no gains or losses on securities sales were realized in the first nine months of 2001.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

                The loan portfolio consisted of the following at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
	(Dollars in Thousands)

Commercial loans	$72,192	$68,927
Real estate construction loans	53,819	53,352
Real estate loans	110,367	78,809
Government guaranteed loans	26,704	35,047
Other loans	1,142	1,011

Total loans	264,224	237,146

Less - Allowances for loan losses	4,941	4,600
- Deferred loan fees	1,236	989

Net loans	$258,047	$231,557

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

                The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

                Central to the first phase and the Bank’s credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract.  Risk ratings are adjusted as necessary.

                Based on the risk rating system specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

                The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies”. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally groups of non-homogeneous loans, such as construction loans are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

The second major element in the Bank’s methodology for assessing the appropriateness of the allowance consists of management’s considerations of all known relevant internal and external factors that may affect a loan’s collectibility. This includes management’s estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

     The allowance for losses was $4,941,000 and $4,600,000 (or 1.88% and 1.95% of gross outstanding loans) at September 30, 2001 and December 31, 2000 respectively.  Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, provisions for loan losses were $100,000 and $900,000 for the three and nine month period ended September 30, 2001, compared to $710,000 and $1,424,000 for the same periods of 2000. For the three and nine months ended September 30, 2001, the Company generated net loan charge-offs of $0 and 559,000; by comparison, in the first nine months of 2000 the Company experienced net loan recoveries of $0 and 95,000.

                For the quarter ended September 30, 2001 the Company identified loans having an aggregate average balance of $1,789,000 which it concluded were impaired under SFAS No. 114.  The Company's policy is generally to  discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at September 30, 2001 totaled $416,000 for the loans as a group.

OTHER OPERATING EXPENSES

                Other operating expenses increased in the first nine months of 2001 compared to the same period of 2000, although some categories of expense actually decreased from the levels of previous periods.  Other operating expenses rose to a total of $3,876,000 for the third quarter of 2001 from $3,372,000 for the three months ended September 30, 2000.  For the nine months ended September 30, 2001 other operating expenses totaled $11,131,000, an increase from $9,414,000 for the corresponding period in 2000.

                Salary and related benefits increased by $152,000, rising from a total of $2,073,000 for the third quarter of 2000 to $2,225,000 for the same period in 2001, and also rose for the nine months ended September 30, to $6,566,000 from $5,520,000 in 2000.  The increase principally reflects increases in staffing which took place due to staffing in the new regional offices and the new trust division.  The increase also reflects employee salary adjustments.  Occupancy expense rose to $306,000 for the three months ended September 30, 2001 from $237,000 in the third quarter of 2000, the increases reflect the rent paid on the various facilities which house the Bank’s new regional offices and additional space at the main office.  Total other operating expenses rose in 2001 compared to the prior year, increasing from $1,062,000 for the third quarter of 2000 to $1,345,000 for the third quarter of 2001 and a corresponding increase from $3,242,000 for the first nine months of 2000 to $3,700,000 for the same period of 2001.

                The combined effects of the above-described factors resulted in income before taxes of $1,064,000 for the three months ended September 30, 2001 compared to $1,036,000 for the third quarter of 2000.  For the nine months ended September 30, 2001 income before taxes is $3,051,000 compared to $2,848,000 for the first nine months of the prior year.  In the third quarter, the Company's provision for taxes increased from $425,000 in 2000 to $441,000 in 2001.  For the nine months ended September 30, 2001 the provisions were $1,261,000 compared to $1,174,000 in 2000.  The effective tax rate for 2001 and 2000 is 41%.  This brought net income for the third quarter of 2001 to $623,000 compared to $611,000 for the same period in 2000.  For the nine months ended September 30, net income in 2001 was $1,790,000, while 2000 net income through September 30 was $1,674,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

                The Company's financial position remains liquid.  Total liquid assets (cash and due from banks, interest bearing deposits in financial institutions, investment securities available for sale, and federal funds sold) stood at 20.12% of total deposits at September 30, 2001.  This level represents a decrease from the 22.52% liquidity level which existed on December 31, 2000.  In addition, at September 30, 2001 some $26.7 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 85.1% and 83.3% as of September 30, 2001 and December 31, 2000, respectively.

                Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of September 30, 2001, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing

Total

Fed funds sold	29,195	0	0	0	0	0	0	29,195
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	999	2,751	0	0	0	0	3,750
Subtotal	29,195	999	2,751	0	0	0	0	32,945

Loans	255,931	822	241	909	144	0	0	258,047
Total earning assets	285,126	1,821	2,992	909	144	0	0	290,992

Cash and due from banks	0	0	0	0	0	0	28,054	28,054
Premises and equipment	0	0	0	0	0	0	1,522	1,522
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	11,536	11,536
Total non-earning assets	0	0	0	0	0	0	41,112	41,112

Total assets	285,126	1,821	2,992	909	144	0	41,112	332,104

Funds purchased	56	0	0	0	0	0	0	56
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	56	0	0	0	0	0	0	56

Savings deposits	13,297	0	0	0	0	0	0	13,297
Money market deposits	111,199	0	0	0	0	0	0	111,199
Time deposits	0	35,752	22,421	2,809	303	0	0	61,285
Total bearing liabilities	124,552	35,752	22,421	2,809	303	0	0	185,837

Demand deposits	0	0	0	0	0	0	117,371	117,371
Other liabilities	0	0	0	0	0	0	4,546	4,546
Equity capital	0	0	0	0	0	0	24,350	24,350
Total non-bearing liabilities	0	0	0	0	0	0	146,267	146,267

Total liabilities	124,552	35,752	22,421	2,809	303	0	146,267	332,104

GAP	160,574	(33,931)	(19,429)	(1,900)	(159)	0	(105,155)	0

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

                The Bank's investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 2001.  As of September 30, 2001 the Company's investment portfolio contained gross unrealized gains of $5,000 and no unrealized losses.  By comparison, at September 30, 2000 the Company's investment portfolio contained no gross unrealized gains or unrealized losses.  The unrealized net gain (adjusted for taxes) of $3,000 at September 30, 2001 gave rise to a $3,000 increase in the Company's shareholders' equity as of that date.  Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale."

                Total capital was $24,350,000 and $22,779,000 as of September 30, 2001 and December 31, 2000, respectively.  The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	9-30-01	12-31-00

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	7.54%	7.40%

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

                In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	9-30-01	12-31-00

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	8.72%	9.60%

	9-30-01	12-31-00

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bancorp	9.98%	10.90%

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

No matters were submitted to a vote of security holders during the third quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: November 13, 2001	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 13, 2001	/s/ Thomas McCullough
Thomas McCullough, Chief Financial Officer