Form 10-K
period 2001-12-31
FIRST REGIONAL BANCORP
filed 2002-03-29
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File No. 0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 Century Park East Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 552-1776

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

Aggregate market value of Common Stock held by non-affiliates as of March 26, 2002: $16,653,396

Number of shares of Common Stock outstanding at March 26, 2002:  2,730,020.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 2002 Annual Meeting of Share- holders (to be filed within 120 days of fiscal year end)	PART III
Annual Report on Form 10-K for the Years Ended December 31, 1982, 1987, 1988, 1991, and 1993	PART IV
Registration Statement on Form 10 as Filed with the Commission in March, 1982	PART IV
Registration Statement on Form S-14 Filed with the Commission on December 2, 1981 (File Number 2-75140)	PART IV

FORM 10-K

TABLE OF CONTENTS AND

CROSS REFERENCE SHEET

PART I

Item 1.  Business

Business of First Regional Bancorp

First Regional Bancorp (the Company) maintains its principal executive offices at 1801 Century Park East, Los Angeles, California 90067.  The Company was incorporated in California as Great American Bancorp on February 18, 1981 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of First Regional Bank (the Bank), formerly Great American Bank, a state-chartered bank headquartered in Los Angeles (Century City), California.  The reorganization of the Bank was accomplished on March 8, 1982, under the terms of a Plan of Reorganization and Merger Agreement dated October 15, 1981, providing for the merger of a Company subsidiary with the Bank, with the Bank being the surviving entity in the merger.  As a result of the Bank’s reorganization, the Bank’s outstanding shares were exchanged on a one-for-one basis for shares of the Company’s Common Stock, and the Company became the sole shareholder of the Bank.  Prior to acquiring the Bank, the Company did not conduct any ongoing business activities.  The Company’s principal asset is the stock of the Bank and the Company’s primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities.  Both the Company and the Bank changed their names from Great American to First Regional in 1987 as part of an agreement with another financial institution.

Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the “Reform Act”) and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company and the Bank operate, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s and/or the Bank’s mission and vision.  The Company’s and/or the Bank’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  The following discusses certain factors which may affect the Company’s and/or the Bank’s financial results and operations and should be considered in evaluating the Company and/or the Bank.

The Company does not anticipate that its operations will be materially affected as a result of compliance with Federal, State and local environmental laws and regulations.

Business of First Regional Bank

The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock.  The Bank commenced operations as a California-chartered bank on December 31, 1979.  The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area.  The Bank’s main office is located in the Century City office complex in Los Angeles, California.  The Bank also has full branch Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance and Encino.  The Bank also has a Merchant Services division located in Agoura Hills, California.  The Bank’s customers include professionals working in the primary service areas as well as many business accounts located throughout both the counties of Los Angeles and Orange.  In distinction from many other independent banks in California, the Bank’s deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans.  The Bank has developed a substantial portfolio of short and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans.  The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks.  The Bank accepts all types of demand, savings, and time certificates of deposit.  The Bank’s Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards.  The Bank formed Trust Administrative Services Corp. during 1999 that provides administrative services for self directed retirement plans.  The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001.  At March 19, 2002 the Bank had 110 equivalent full–time employees.

Competition

The banking business in California generally, and in the Los Angeles County area where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas.  Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand.  Many of the major commercial banks operating in the Bank’s service area offer certain services which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

Interstate Competition

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), enacted on September 29, 1994, provides that interstate branching and merging of existing banks is permitted beginning June 1, 1997, provided that the banks are at least adequately capitalized and demonstrate good management.  Interstate mergers and branch acquisitions are permitted at an earlier time if a state chooses to enact a law allowing such activity.  The states are also authorized to enact a law to permit interstate banks to branch de novo.

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) was signed into law.  Among other things, FIRREA allows the acquisition of healthy and failed savings associations by bank holding companies, and imposes no interstate barriers on such bank holding company acquisitions.  With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings associations into their existing commercial bank subsidiaries; however, for a period of five years from the date of enactment, the acquired savings association must continue as a member of, and continue to pay premiums to, the Savings Association Insurance Fund, which was created by FIRREA to replace the Federal Savings and Loan Insurance Corporation deposit insurance fund, which FIRREA abolished.

Recent legislation and economic developments have favored increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks generally and to the Bank in particular.  In order to compete with the other financial institutions in its service area, the Bank relies principally upon personal contacts by its officers, directors, founders, employees and shareholders; local promotional activity including direct mail, advertising in local newspapers and business journals; and specialized services.  The Bank’s promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community.  In the event that a customer’s loan demands exceed the Bank’s lending limits, the Bank attempts to arrange for such loans on a participation basis with its correspondent banks.  The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry.  Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•       the Federal Deposit Insurance Corporation (the (“FDIC”); and

•       the California Department of Financial Institutions  (the “DFI”) and

•       the Board of Governors of the Federal Reserve System (the “FRB”).

The system of supervision and regulation applicable to the Company and the Bank governs most aspects of their business, including:

•  the scope of permissible business;

•  investments;

•  reserves that must be maintained against deposits;

•  capital levels that must be maintained;

•  the nature and amount of collateral that may be taken to secure loans;

•  the establishment of new branches;

•  mergers and consolidations with other financial institutions; and

•  the payment of dividends.

The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Bank.  It does not describe all of the statutes, regulations and regulatory policies that are applicable.  Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described.  Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies discussed in this document.  Any change in these applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

The Company

General.  The Company, as a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), is subject to regulation by the FRB.  According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support them in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB.  The Company is also required to file periodic reports of its operations and any additional information regarding its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code.  Consequently, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

Bank Holding Company Liquidity.  The Company is a legal entity, separate and distinct from the Bank.  The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company  may also obtain additional funds through dividends paid by, and fees charged for services provided to, the Bank.  However, regulatory constraints may restrict or totally preclude the Company from receiving those dividends.

The Company is entitled to receive dividends, when and as declared by the Bank’s Board of Directors.  Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code.  Under the California Financial Code, funds available for cash dividends by California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (i) the bank’s retained earnings; (ii) net income for the bank’s last preceding fiscal year; or (iii) net income for the bank’s current fiscal year.  If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend.

Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

Transactions With Affiliates.  The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act.  Under those terms, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates.  In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.  The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.   (See “SUPERVISION AND REGULATION - The Bank - Recent Legislation” herein.)

Limitations on Business and Investment Activities.  Under the BHCA, a bank holding company must obtain the FRB’s approval before:

•       directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

•       acquiring all or substantially all of the assets of another bank; or

•       merging or consolidating with another bank holding company.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.”  The Company, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•      making or acquiring loans or other extensions of credit for its own account or for the account of others;

•       servicing loans and other extensions of credit;

•       operating a trust company in the manner authorized by federal or state law under certain circumstances;

•       leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•       providing financial, banking, or economic data processing and data transmission services;

•       owning, controlling, or operating a savings association under certain circumstances;

•       selling money orders, travelers’ checks and U.S. Savings Bonds;

•       providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•       underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under  federal law.

Under the recently enacted Gramm-Leach-Bliley Act (discussed below in the section entitled “SUPERVISION AND REGULATION - The Bank - Recent Legislation”) qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking.  The Bank has not elected to qualify for these financial activities.

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

•       the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service;

•       the customer must obtain or provide some additional credit, property or service from or to the Company or any subsidiaries; or

•       the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy.  Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION - The Bank - Risk-Based Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations.  For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley

Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments.  California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s:

•       assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities

(exclusive of deferred taxes, deferred income and other deferred credits); and

•       current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Bank

General.  The Bank, as a California-chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC.  The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law.  The regulations of these agencies govern most aspects of the Bank’s business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates.

Recent Legislation.  From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions.  Various federal laws enacted over the past several years have provided, among other things, for:

•      the maintenance of mandatory reserves with the

Federal Reserve Bank on deposits by depository institutions;

•      the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•       the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be  competitive with money market mutual funds and other types of accounts and  services offered by various financial and non-financial institutions.

The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority.  These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

In November, 1999, the Gramm-Leach-Bliley Act, or the GLB Act, became law, significantly changing the regulatory structure and oversight of the financial services industry.  Effective March 11, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating.  It also revised the BHCA to permit a “qualifying” bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities.  It also permits qualifying bank holding companies to acquire many types of financial firms without the FRB’s prior approval.

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities.  Previously, a bank holding company could only engage in activities that were “closely related to banking.”  This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies.  To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act examination rating.  “Nonqualifying” bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

Also effective on March 11, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state banks and their subsidiaries.  National banks may now underwrite, deal in and purchase state and local revenue bonds.  A subsidiary of a national bank may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment.  In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be “well capitalized,” have at least “satisfactory” general, managerial and Community Reinvestment Act (“CRA”) examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions.  Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the statutory managerial and debt rating-requirements of national banks.

The GLB Act also reformed the overall regulatory framework of the financial services industry.  In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations.  With regard to securities laws, effective May 12, 2001, the GLB Act removed the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions.  Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934.  The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

Separately, the GLB Act imposes customer privacy

requirements on any company engaged in financial activities.  Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information.  Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties.  If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties.  Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information.  Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

Risk-Based Capital Guidelines.

General.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.  A bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

Qualifying Capital.  A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital.  The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•       common stockholders’ equity;

•       qualifying noncumulative perpetual preferred stock (including related surplus); and

•       minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•       a portion of the allowance for loan and lease losses;

•       certain types of perpetual preferred stock and related surplus;

•       certain types of hybrid capital instruments and mandatory convertible debt securities; and

•       a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk Weighted Assets and Off-Balance Sheet Items.  Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral.  The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification.  The resulting weighted values from each of the risk classifications are added together. This total is the bank’s total risk weighted assets.

Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process.  First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor.  Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.  This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

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

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%.  At least 4% must be in the form of Tier 1 capital, net of goodwill.  The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.  In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital.  The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets.  The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%.  These uniform risk-based capital guidelines and leverage ratios apply across the industry.  Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

Other Factors Affecting Minimum Capital Standards.  The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets.  The benchmark by federal banking agencies is the sum of:

•       100% of assets classified loss;

•       50% of assets classified doubtful;

•       15% of assets classified substandard; and

•       estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities.  Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation.  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.  The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital.  Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lessor of:

•      the amount that can be realized within one year of the quarter-end report date; or

•      10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy.  A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.  Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Prompt Corrective Action.  The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Under the regulations, a bank shall be deemed to be:

•       “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more,  and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•       “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•       “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•       “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a

Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•       “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure.  Asset growth and branching restrictions apply to “undercapitalized” banks.  Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any.  Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.  Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%.  Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent.  All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

The DFI has the power to close a California-chartered bank if its tangible shareholders’ equity falls below the greater of 3% of total assets or $1,000,000.

Information concerning the Company’s capital adequacy at December 31, 2001 is as follows:

			Minimum Amount for Capital Adequacy Purposes	Minimum Regulatory Ratio	Amount to be “Well Capitalized” Under Prompt Corrective Action Provisions	Ratio

	Actual
	Amount	Ratio
The Bank:	(Dollars in thousands)
Total Capital (To Risk- Weighted Assets)	$33,622	11.3%	$23,803	8.0%	$29,754	10.0%
Tier 1 Capital (To Risk- Weighted Assets)	29,876	10.0	11,950	4.0	17,926	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	29,876	8.9	13,427	4.0	16,784	5.0

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

Deposit Insurance Assessments.  The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss.  The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator.  After being assigned to a particular capital category, a bank is classified into one of three supervisory categories.  The three supervisory categories are:

•       Group A - financially sound with only a few minor weaknesses;

•       Group B - demonstrates weaknesses that could result in significant deterioration;  and

•       Group C - poses a substantial probability of loss.

The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

Assessment Rates

	Supervisory Group
Capital Group	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

Interstate Banking and Branching.  Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks.  Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to many of the laws of the states in which they are located.

California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank.

Enforcement Powers.  In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency.  Enforcement actions may include:

•       the appointment of a conservator or receiver for the bank;

•       the issuance of a cease and desist order that can be judicially enforced;

•       the termination of the bank’s deposit insurance;

•       the imposition of civil monetary penalties;

•       the issuance of directives to increase capital;

•       the issuance of formal and informal agreements;

•       the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•       the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

In addition, California law provides the DFI with certain additional enforcement powers.  For example, if it appears to the DFI that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or unsound business practices, the DFI can order the bank to comply with the law or to cease the unsafe or injurious practices or the DFI can close the bank.  The DFI also has the power to suspend or remove the bank’s officers, directors and employees who: (i) violate any law, regulation or fiduciary duty to the bank; (ii) engage in any unsafe or unsound practices related to the business of the bank; or (iii) are charged with or convicted of a crime involving dishonesty or breach of trust.

FDIC Receiverships.  The FDIC may be appointed conservator or receiver of any insured bank or savings association.  In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

•       insolvency;

•       substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

•       an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

•       any willful violation of a cease and desist order which has become final;

•       any concealment of books, papers, records or assets of the institution;

•       the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

•       the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

•       any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is  likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of such institution, its depositors and the FDIC.  Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of such institution with respect to the institution and the assets of the institution; may take over the assets of and operate such institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

Safety and Soundness Guidelines.  The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired.  These guidelines establish operational and managerial standards relating to:

•      internal controls, information systems and internal audit systems;

•      loan documentation;

•      credit underwriting;

•      asset growth; and

•      compensation, fees and benefits.

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.  If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan.  Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.  The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Consumer Protection Laws and Regulations.  The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and implementing regulations.  Banks are subject to many federal consumer protection laws and regulations, including:

•       the Community Reinvestment Act, or the CRA;

•       the Truth in Lending Act, or the TILA;

•       the Fair Housing Act, or the FH Act;

•       the Equal Credit Opportunity Act, or the ECOA;

•       the Home Mortgage Disclosure Act, or the HMDA; and

•       the Real Estate Settlement Procedures Act, or the RESPA.

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system.  This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.  The ratings range from “outstanding” to a low of “substantial noncompliance.”

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.  In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending.  The policy statement describes the three methods that federal agencies will use to prove discrimination:

•       overt evidence of discrimination;

•       evidence of disparate treatment; and

•       evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable - even when there is no intent to discriminate.

The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status.  The FH Act is broadly written and has been broadly interpreted by the courts.  A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.  Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

•       declining a loan for the purposes of racial discrimination;

•       making excessively low appraisals of property based on racial considerations;

•       pressuring, discouraging, or denying applications for credit on a prohibited basis;

•       using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants

•       imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•       racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods.  One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.  HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans.  Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

Other Aspects of Banking Law.  The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings.  There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Conclusion.  As a result of the recent federal and California legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Bank in particular.  There has been a lessening of the historical distinction between the services offered by banks, savings associations, credit unions, securities dealers, insurance companies, and other financial institutions.  Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs.  Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

Future legislation is also likely to impact the Company’s business.  However, management of the Company and the Bank cannot predict what legislation might be enacted or what regulations might be adopted or the effects thereof.

Impact of Monetary Policies

Banking is a business which depends on rate differentials.  In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings.  These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•       its open-market dealings in United States government securities;

•       adjusting the required level of reserves for financial institutions subject to reserve requirements;

•       placing limitations upon savings and time deposit interest rates; and

•       adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve Systems.

The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates.  The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which the Bank’s interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing the Bank’s net interest margin, while decreases in interest rates would have the opposite effect.  In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Bank’s net income or other operating costs.

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

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table shows the average balances of the Bank’s assets, liabilities, and shareholders’ equity for the past three years:

	For Period Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Assets

Cash and Due From Banks	$23,577	$15,526	$12,354

Time Deposits with Other Financial Institutions	22	3,397	7,571

Investment Securities	2,499	21,904	68,976

Funds Sold	28,538	23,706	29,579

Net Loans	249,609	177,143	100,303

Other Assets	12,253	7,867	4,022

Total	$316,498	$249,543	$222,805

Liabilities & Shareholders’ Equity

Deposits:

Demand (non-interest bearing)	$103,702	$77,461	$63,470

Savings	2,375	1,885	1,809

Money Market Accounts	120,420	98,488	85,120

Time	61,168	45,039	47,269

Total Deposits	287,665	222,873	197,668

Securities Sold Under Agreements to Repurchase	388	888	579

Other Liabilities	3,754	2,877	2,356

Total Liabilities	291,807	226,638	200,603

Shareholders’ Equity	24,691	22,905	22,202

Total	$316,498	$249,543	$222,805

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended December 31,
	2001			2000			1999
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$254,471	$21,083	8.3%	$180,262	$19,446	10.8%	$102,633	$9,910	9.7%

Investment Securities	8,749	485	5.5%	24,909	1,460	5.9%	68,976	3,455	5.0%

Funds Sold	28,538	1,084	3.8%	23,706	1,451	6.1%	29,579	1,486	5.0%

Time Deposits With Other Financial Institutions	22	2	9.1%	3,397	220	6.5%	7,571	406	5.4%

Total Interest Earning Assets	$291,780	$22,654	7.8%	$232,274	$22,577	9.7%	$208,759	$15,257	7.3%

Interest Bearing Liabilities:

Savings deposits	$2,375	$48	2.0%	$1,885	$50	2.7%	$1,809	$50	2.8%

Money Market Accounts	120,420	2,532	2.1%	98,488	2,510	2.5%	85,120	2,156	2.5%

Time	61,168	2,559	4.2%	45,039	2,455	5.5%	47,269	2,238	4.7%

Securities sold under agreements to repurchase	$388	$9	2.3%	$888	$15	1.7%	$579	$17	2.9%

Total interest bearing liabilities	$184,351	$5,148	2.8%	$146,300	$5,030	3.4%	$134,777	$4,461	3.3%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $4,862,000, $3,119,000 and $2,330,000 in 2001, 2000 and 1999 respectively.

(2)           Includes loan fees of $1,509,000 in 2001 and $1,219,000 in 2000 and $803,000 in 1999.

(3)           On December 18, 2001 the Company issued Trust Securities, see Note 6 of the Consolidated Financial Statements.  The amounts shown above do not include these trust securities.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	2001	2000	1999
	(Dollars in Thousands)
Total interest income (1)	$22,654	$22,577	$15,257

Total interest expense	5,148	5,030	4,461

Net interest earnings	$17,506	$17,547	$10,796

Average interest earning assets	$291,780	$232,274	$208,759

Net yield on average interest earning assets	6.0%	7.6%	5.2%

(1)           Includes loan fees of $1,509,000 in 2001, and $1,219,000 in 2000 and $803,000 in 1999.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) 2001 over 2000			Increase (Decrease) 2000 over 1999
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)

Loans (2)	$3,751	$(2,114)	$1,637	$8,256	$1,280	$9,536

Investment securities	(900)	(75)	(975)	(3,871)	1,876	(1,995)

Funds sold	426	(793)	(367)	351	(386)	(35)

Interest on time deposits with other financial institutions	(367)	149	(218)	(298)	112	(186)

Total Interest Earning Assets	$2,910	$(2,833)	$77	$4,438	$2,882	$7,320

Interest Expense (1)

Savings	$(24)	$22	$(2)	$0	$0	$0

Money market	103	(81)	22	341	13	354

Time	296	(192)	104	(98)	315	217

Securities sold under agreements to repurchase	(18)	12	(6)	(10)	8	(2)

Total interest bearing liabilities	$357	$(239)	$118	$233	$336	$569

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees of $1,509,000 in 2001 and $1,219,000 in 2000.

(3)           On December 18, 2001 the Company issued Trust Securities, see Note 6 of the Consolidated Financial Statements.  The amounts shown above do not include these trust securities.

Investment Securities

The following table shows fair value of the investment securities portfolio at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Dollars in Thousands)
U.S. Treasury Securities	$1,736	$1,000

Obligations of U.S. Government Agencies and Corporations	1,003	1,985

Total	$2,739	$2,985

The maturity schedule and weighted average yields of investment securities at December 31, 2001 is as follows:

	Amount	Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities

One year or less	$1,736	2.54%

Over one year	0	0.00%

Category total	$1,736	2.54%

U.S. Agency Securities

One year or less	$1,003	3.64%

Over one year	0	0.00%

Category total	$1,003	3.64%

Total Investment Portfolio

One year or less	$2,739	3.09%

Over one year through five years	0	0.00%

Over five years	0	0.00%

Total	$2,739	3.09%

Loan Portfolio

The loan portfolio consisted of the following at December 31, 2001,  2000 and 1999:

	2001	2000	1999
	(Dollars in Thousands)
Commercial loans	$72,173	$68,927	$42,789

Real estate construction loans	46,748	53,352	19,267

Real estate loans	143,762	78,809	56,741

Government guaranteed loans	22,999	35,047	5,084

Other loans	1,125	1,011	961

Total loans	$286,807	$237,146	124,842

Less - Allowances for loan losses	5,000	4,600	2,300

- Deferred loan fees	1,424	989	726

Net loans	$280,383	$231,557	$121,816

Loan Maturities and Interest Rates

The following table shows the amounts of total loans outstanding as of December 31, 2001, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

Aggregate maturities of loan balances which are due:

In one year or less:

Interest rates are floating or adjustable	$127,953

Interest rates are fixed or predetermined	4,357

After one year but within five years:

Interest rates are floating or adjustable	73,467

Interest rates are fixed or predetermined	140

After five years but within ten years:

Interest rates are floating or adjustable	75,529

Interest rates are fixed or predetermined	0

After ten years or more:

Interest rates are floating or adjustable	5,361

Interest rates are fixed or predetermined	0

Total	$286,807

Non–Performing Loans

The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

The following table shows the principal amount of non-performing loans:

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Non-accrual loans

Commercial	$0	$29	$129	$85	$100

Real estate loans	0	0	0	158	238

Government guaranteed loans	0	0	0	0	0

Other loans	0	0	0	0	0

Total	$0	$29	$129	$243	$338

Accruing loans past due more than 90 days

Commercial	$88	$1,822	$0	$0	$0

Real estate loans	0	0	0	0	0

Government guaranteed loans	0	0	0	220	193

Other loans	0	0	0	0	0

Total	$88	$1,822	$0	$220	$193

Except as may have been included in the above table, at December 31, 2001, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation.  In addition, at December 31, 2001, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then–present loan repayment terms.

Summary of Loan Loss Experience

The following table provides information concerning changes in the allowance for possible loan losses and loans charged off and recovered:

	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$286,807	$237,146	$124,842	$94,763	$81,631

Average amount of loans outstanding before allowance for loan losses	$254,471	$180,262	$102,633	$82,393	$89,526

Balance of allowance for loan losses at beginning of period	$4,600	$2,300	$2,500	$2,400	$2,300

Loans charged off:
Commercial	567	0	0	19	529
Real estate	0	0	46	0	190
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loans charged off	567	0	46	19	719

Recoveries of loans previously charged off:
Commercial	9	16	10	47	279
Real estate	0	80	42	0	0
Government guaranteed loans	0	0	0	0	0
Bankers acceptances	0	0	0	0	0
Other	0	0	0	0	0

Total loan recoveries	9	96	52	47	279

Net loans (recovered) charged off	558	(96)	(6)	(28)	440

Provisions charged to operating expense	958	2,204	(206)	72	540

Balance of allowance for possible loan losses at end of period	$5,000	$4,600	$2,300	$2,500	$2,400

The ratio of net loans charged off to average loans outstanding	(0.223)%	0.000%	(0.006)%	(0.030)%	0.500%

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

	2001		2000		1999		1998		1997
	Allowance for possible loan losses	Ratio of loans to total loans	Allowance for possible loan losses	Ratio of loans to total loans	Allowance for possible loan losses	Ratio of loans to total loans	Allowance for possible loan losses	Ratio of loans to total loans	Allowance for possible loan losses	Ratio of loans to total loans
Commercial	$1,210	25%	$1,404	29%	$714	34%	$472	26%	$408	19%
Real estate	3,225	67%	2,648	56%	1,397	61%	1,009	65%	754	54%
Gov’t guarant	0	8%	0	15%	0	4%	0	1%	0	1%
Other	3	0%	3	0%	4	1%	4	8%	5	26%
Unallocated	562	0%	545	0%	185	0%	1,015	0%	1,233	0%

Total	$5,000	100%	$4,600	100%	$2,300	100%	$2,500	100%	$2,400	100%

Deposits

The average amounts of deposits for the periods indicated are summarized below.

	2001	2000	1999
	(Dollars in Thousands)
Demand Deposits	$103,702	$77,461	$63,470

Savings deposits, money market and time certificates of deposit of less than $100,000	142,807	114,556	103,645

Time certificates of deposit of $100,000 or more	41,156	30,856	30,553

Total	$287,665	$222,873	$197,668

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2001 is as follows:

December 31, 2001
(Dollars in Thousands)
3 months or less	$26,231

Over 3 through 6 months	4,527

Over 6 through 12 months	3,835

Over 12 months	100

Total	$34,693

Selected Financial Ratios

The following table sets forth the ratios of net income to average total assets and to average shareholders’ equity, and average shareholders’ equity to average total assets.

	2001	2000	1999
Return on assets	0.8%	1.0%	0.8%

Return on equity	9.8%	10.5%	7.8%

Dividend payment ratio	0.0%	0.0%	0.0%

Equity to assets ratio	7.8%	9.2%	10.0%

Item 2.  Properties

The Bank’s head office is located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003.  The Bank has an option to extend the term of the lease for an additional five years. The total monthly rental for the premises is $29,400 for the period from March, 1993 through February, 1998, and $35,280 for the period from March, 1998 through February, 2003, subject to annual adjustments for increases in property taxes and other operating costs.  At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments.  Payment of the allowance was made to the Bank over a 15-month period beginning February 1, 1995.  The Bank is deferring recognition of this amount and amortizing it evenly over the lease term.

The Bank also subleases an office on the eight floor of the same office building consisting of approximately 4,999 square feet.  The premises are provided under a lease which expires December 31, 2003 at a monthly rental of $10,998 plus a proportionate share of the building’s operating costs.

The Bank’s Merchant Services division is located at 28310 Roadside

Drive, Suite 250, Agoura Hills, California.  The premises consist of approximately 2,010 square feet which are provided under a lease which expires on October 31, 2002.  The total monthly rental is $2,754, subject to annual adjustments of 4% and various operating costs.

The Bank also leases an office to house its Orange County Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 3,516 square feet and is provided under a lease which expires April 30, 2006 at a monthly rental of $10,372 plus a proportionate share of the building’s operating costs.

The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office.  The premises consisting of approximately 3,432 square feet are provided under a lease which expires July 14, 2004 at a rental of $9,018 per month, subject to annual adjustments and various operating costs.

The Bank’s South Bay Region Office is located at 990 West 190th Street, Suite 350, Torrance, California.  The premises consist of approximately 2,209 square feet which are provided under a lease which expires on June 30, 2005.  The total monthly rental is $4,086, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp.  The premises consisting of approximately 4,294 square feet are provided under a lease which expires January 31, 2004 at a rental of $6,870 per month, subject to annual adjustments and various operating costs.

The Bank’s Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California.  The premises consist of approximately 2,812 square feet which are provided under a lease which expires on June 14, 2005.  The total monthly rental is $7,030, subject to annual adjustments and various operating costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2001, no matters were submitted to a vote of the Company’s shareholders.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Securities Activity

The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB.  Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times.  The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp’s common stock.

	2001		2000
	High	Low	High	Low
1st Quarter	$8.75	$6.00	$7.50	$6.50

2nd Quarter	9.00	7.00	8.50	6.63

3rd Quarter	13.25	8.30	8.38	6.88

4th Quarter	15.75	8.11	8.38	7.00

Dividends

The Company has not paid any cash dividends and it is the Company’s Board of Directors’ intention that no cash dividends be declared by the Company during this stage of the Company’s development.  The Board of Directors intends to increase the Company’s capital and to pay cash dividends only when it is prudent to do so and the Company’s performance justifies such action.

The Company is a legal entity separate and distinct from its subsidiaries, and has not engaged in any activities other than acting as a holding company.  Accordingly, the Company’s principal source of funds, including funds available for payment of cash dividends to its shareholders, have and will consist of dividends paid and other funds advanced to the Company by its subsidiaries.  As described below, statutory and regulatory requirements impose limitations on the amounts of dividends payable by the Bank to the Company and on extensions of credit by the Bank to the Company.

Holders of the Company’s Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefore under the laws of the State of California.  Under California law, the Company would be prohibited from paying dividends unless:  (1) its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend (i) the sum of the Company’s assets would be at least equal to 125% of its liabilities, and (ii) the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least 125% of its current liabilities.

Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders.  It is the Bank’s Board of Directors’ current intention to retain most of the Bank’s earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent.  The Bank paid dividends to the Company of $350,000, $550,000 and $2,000,000 in 2001, 2000 and 1999.

Restrictions on Transfer of Funds to the Company by the Bank

The Company is a legal entity separate and distinct from the Bank.  It is anticipated that the Company may eventually receive sufficient income to fund its operating expenses through the payment of management fees by its subsidiaries.  However, if the Company requires significant amounts of cash, including funds available for the payment of dividends and extraordinary operating expenses, such funds initially will be received as dividends paid by the Bank.  Subject to the regulatory restrictions described below, future cash dividends by the Bank to the Company also will depend upon Management’s assessment of the Bank’s future capital requirements, contractual restrictions and other factors.

In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank.  Under California law, funds available for cash dividend payments by a bank are restricted to the lesser of:  (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  Cash dividends may also be paid out of net income for a bank’s last preceding fiscal year upon the prior approval of the California Commissioner of Financial Institutions, without regard to retained earnings or net income for its last three fiscal years.  If the Commissioner of Financial Institutions finds that the shareholders’ equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner may order the bank not to pay any dividend to its shareholders.

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

Item 6.  Selected Financial Data

The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2001	2000	1999	1998	1997
	(Dollars in thousands except per share amounts)
Total assets	$347,052	$306,079	$233,033	$193,884	$162,445

Net loans	280,383	231,557	121,816	91,701	78,720

Investment securities	2,739	3,084	59,712	58,003	33,057

Funds sold	25,640	38,740	37,090	31,900	38,390

Total deposits	312,580	278,063	205,732	170,423	145,096

Shareholders’ equity	24,955	22,779	20,703	20,470	15,423

Book value per share outstanding	$9.44	$8.52	$7.73	$7.22	$6.38

The Company’s operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2001	2000	1999	1998	1997
	(Dollars in Thousands except for per share)
Interest income	$22,654	$22,577	$15,257	$12,612	$11,868

Interest expense	5,160	5,030	4,461	3,440	3,285

Net interest income	17,494	17,547	10,796	9,172	8,583

Provision (reversal) for loan losses	958	2,204	(206)	72	540

Net interest income after provision (reversal) for loan losses	16,536	15,343	11,002	9,100	8,043

Other income	2,461	1,740	1,935	891	695

Other expense	14,858	12,988	9,998	7,085	6,645

Income before taxes and effects of accounting change	4,139	4,095	2,939	2,906	2,093

Provision for income taxes	1,713	1,689	1,213	1,197	885

Net income	$2,426	$2,406	$1,726	$1,709	$1,208

Basic earnings per common share outstanding	$0.92	$0.89	$0.61	$0.66	$0.50

Diluted earnings per common share outstanding	$0.91	$0.89	$0.59	$0.62	$0.46

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

The number of shares outstanding (net of unearned ESOP shares) was 2,643,000 in 2001, 2,672,000 in 2000, 2,677,000 in 1999, 2,837,000 in 1998, and 2,416,000 for 1997.

The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company’s financial statements as described below.

Item 7.  Management’s Discussion and Analysis of Financial

                Condition and Results of Operations

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy.  The judgments and assumptions used by management are based on historical data and management’s view of the current economic environment as described in “Loan Portfolio and Provision for Loan Losses”.

We generally cease to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds.  In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured.  A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms and future monthly principal and interest payments are expected to be allocated.

Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to the other real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property.  The fair value of the property is based upon a current appraisal.  The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower.  Subsequent to foreclosure, management periodically performs valuations and the property is carried at the lower of carrying value or fair value, less costs to sell.  The determination of a property’s estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

Summary

First Regional Bancorp, a bank holding company (the “Company”), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches.  First Regional Bancorp has another subsidiary, First Regional Statutory Trust I, that exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and  engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements.  The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administration services in relation to the formation of Trust Administration Services Corp. (TASC) during 1999 and Trust Services formed during the current year.  For segment reporting financial information see Note 18 of the Consolidated Financial Statements.

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

Administration Services - The principal business activity of this segment is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

Trust Services - The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters.  The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

The Company achieved continued profitability in 2001, with significant increases in assets, deposits and loans.  The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 1999, 2000 and 2001.  The

Company’s profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

Average assets in 2001 were $316,498,000 compared to $249,543,000 in 2000 and $222,805,000 in 1999.  As was the case in 2000 and 1999, the Company’s asset growth in 2001 was funded by an increase in deposits, as well as by the retention of earnings for the year.  The Company generated net income of $2,426,000 in 2001 compared to a profit of $2,406,000 in 2000 and a profit of $1,726,000 in 1999.

Net Interest Income

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2000, in 2001 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during 2001.  The 2001 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2000.  While the deposit growth was centered in noninterest bearing deposits and money market deposits, there was also growth in savings deposits.  Time deposits increased in the first three quarters of 2001 but then decreased in the fourth quarter as compared to the prior year.  Deposit levels increased and interest rates decreased in 2001 from the 2000 and 1999 levels, and the combination of higher deposit levels and lower interest rates led to a slight increase in interest expense in 2001. The 2000 interest expense increased significantly from the 1999 expense level due to an increase in both deposit growth and interest rates during 2000.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2001			2000
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$254,471	$21,083	8.3%	$180,262	$19,446	10.8%

Investment Securities	8,749	485	5.5%	24,909	1,460	5.9%

Federal Funds Sold	28,538	1,084	3.8%	23,706	1,451	6.1%

Time Deposits With Other Financial Institutions	22	2	9.1%	3,397	220	6.5%

Total Interest Earning Assets	$291,780	$22,654	7.8%	$232,274	$22,577	9.7%

	For Year Ended December 31,
	2001			2000
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$2,375	$48	2.0%	$1,885	$50	2.7%

Money Market Accounts	120,420	2,532	2.1%	98,488	2,510	2.5%

Time deposits	61,168	2,559	4.2%	45,039	2,455	5.5%

Securities sold under agreements to repurchase	$388	$9	2.3%	$888	$15	1.7%

Total interest bearing liabilities	$184,351	$5,148	2.8%	$146,300	$5,030	3.4%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance of $4,862,000 in 2001 and $3,119,000 in 2000.

(2)           Includes loan fees of $1,509,000 in 2001 and $1,219,000 in 2000.

(3)           On December 18, 2001 the Company issued trust securities, see Note 6 of the Consolidated Financial Statements.  The amounts shown above do not include these trust securities.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Total interest income (1)	$22,654	$22,577

Total interest expense	5,148	5,030

Net interest earnings	$17,506	$17,547

Average interest earning assets	$291,780	$232,274

Average interest bearing liabilities	$184,351	$146,300

Net yield on average interest earning assets	6.0%	7.6%

(1)           Includes loan fees of $1,509,000 in 2001 and $1,219,000 in 2000.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) 2001 over 2000
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$3,751	$(2,114)	$1,637

Investment securities	(900)	(75)	(975)

Funds sold	426	(793)	(367)

Interest on time deposits with other financial institutions	(367)	149	(218)

Total Interest Earning Assets	$2,910	$(2,833)	$77

Interest Expense (1)

Savings	$(24)	$22	$(2)

Money market	103	(81)	22

Time	296	(192)	104

Securities sold under agreements to repurchase	(18)	12	(6)

Total interest bearing liabilities	$357	$(239)	$118

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees of $1,509,000 in 2001.

(3)           On December 18, 2001 the Company issued Trust Securities, see Note 6 of the Consolidated Financial Statements.  The amounts shown above do not include these trust securities.

Other Operating Income

Other operating income increased in 2001 from the prior year after a slight decrease in 2000 over the 1999 total.  Other operating income for 2001 was $2,461,000, versus $1,740,000 in 2000 and $1,935,000 for the year 1999.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $602,000 during 2001 and $415,000 during 2000 and $618,000 during 1999. The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,014,000 in 2001, $750,000 in 2000 and $513,000 in 1999. Other operating income included gains on sales of land of $68,000 in 2000 and  $138,000 in 1999.

Loan Portfolio and Provision for Loan Losses

The loan portfolio consisted of the following at December 31, 2001 and 2000:

	2001	2000
	(Dollars in Thousands)
Commercial loans	$72,173	68,927
Real estate construction loans	46,748	53,352
Real estate loans	143,762	78,809
Government Guaranteed Loans	22,999	35,047
Other loans	1,125	1,011

Total loans	$286,807	237,146

Less - Allowances for loan losses	5,000	4,600
- Deferred loan fees	1,424	989

Net loans	$280,383	231,557

The allowance for possible loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio.  The adequacy of the allowance for possible loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions.  The Company’s emphasis on maintaining high asset quality continued in 2001, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $159,000 (less than 1% of total loans) at the end of 2001.  This is a decrease from $1,851,000 on December 31, 2000, and relatively the same as the $129,000 at the end of 1999, and management believes the allowance for loan losses as of December 31, 2001 is adequate in relation to both existing and potential risks in the loan portfolio.

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

The first major element includes a detailed analysis of the loan portfolio in two phases.  The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  Individual loans are reviewed to identify loans for impairment.  A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan.  Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists).  Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

The allowance for possible loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs.  Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2001 provisions of $958,000 were made to the reserve for loan losses, $567,000 in loans were charged off, and $9,000 in loans previously charged off were recovered.  In 2000 provisions of $2,204,000 were made to the reserve for loan losses, $0 in loans were charged off, and $96,000 in loans previously charged off were recovered.  By way of comparison, in 1999 reversals of $(206,000) were made to the reserve for loan losses, $46,000 in loans were charged off, and $52,000 in loans previously charged off were recovered.  These transactions brought the balance of the allowance for possible loan losses at the end of 2001 to $5,000,000 (or 1.7% of total loans), compared to $4,600,000 (or 1.9% of total loans) at December 31, 2000, and compared to $2,300,000 (or 1.9% of total loans) at the end of 1999.

In 2001, the Company identified loans having an aggregate average balance of $1,643,000 which it concluded were impaired under SFAS No. 114.  In 2000, the Company identified loans having an aggregate average balance of $1,420,000 which it concluded were impaired under SFAS No. 114.  In contrast, during 1999, the Company identified loans having an aggregate average balance of $243,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a general loss reserve for each of the loans which at December 31, 2001 totaled $31,000 for the loans as a group.

Operating Expenses

Total operating expenses rose in 2001, to $14,858,000 from $12,988,000 in 2000 and $9,998,000 in 1999.  While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salaries and related benefits expense increased again in 2001, rising to $8,759,000 from a 2000 total of $7,662,000 and from $5,344,000 in 1999.  The increase in this expense category principally reflects the increases in staffing which took place due to the additions of the TASC operation and the Trust department as well as staffing in the regional offices opened in 1999 and 2000 as part of the Company’s growth initiative.  Occupancy expense rose in 2001, to $1,164,000 from $937,000 in 2000 and a 1999 total of $694,000; the increases reflect the rent paid on the various facilities which house the Bank’s new regional offices and the TASC and Trust operations.  Other expenses rose again in 2001 as they did in 2000 and 1999. Other expenses totaled $4,935,000 in 2001 compared to $4,389,000 in 2000, which was increased from $3,792,000 in 1999.  Other expenses in 2001 include professional services of $515,000 an increase from the prior year when professional services were $385,000 for 2000, a significant decrease after totaling $607,000 in 1999.  Data processing fees rose in 2001 to $812,000 compared to $708,000 in 2000 and $545,000 in 1999.  General insurance decreased to $261,000 during 2001 from $295,000 during 2000 and $212,000 for 1999. Equipment expense increased to $550,000 during 2001 from $498,000 during 2000 and $375,000 for 1999.  Most of the remaining categories of other expense generally remained stable: directors fees were $95,000 in 2001, $71,000 in 2000, and 73,000 in 1999; and other expenses, which rose to $1,767,000 in 2001 from $1,679,000 in 2000 and $1,327,000 in 1999 principally due to higher costs of services provided to customers.

Taxes

The combined effects of the activity described above resulted in Income Before Taxes of $4,139,000 in 2001, up from $4,095,000 in 2000, and $2,939,000 in 1999.  In 2001, the Company recorded tax provisions of $1,713,000.  The Company recorded tax provisions of $1,689,000 and $1,213,000 during 2000 and 1999, respectively.  As a result, the Company generated Net Income of $2,426,000 in 2001, compared to $2,406,000 in 2000, and versus Net Income of $1,726,000 in 1999.

Liquidity, Sources of Funds, and Capital Resources

The Bank continues to enjoy a liquid financial position.  Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $54,354,000 and $62,643,000 (or 17.4% and 22.5% of total deposits) at December 31, 2001 and 2000, respectively.  In addition, at December 31, 2001, some $23 million of the banks total loans consisted of government guaranteed loans which represent a significant source of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 89.7% and 83.3% at the end of 2001 and 2000, respectively.

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of December 31, 2001, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	25,640	0	0	0	0	0	0	25,640
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	0	2,739	0	0	0	0	2,739
Subtotal	25,640	0	2,739	0	0	0	0	28,379

Loans	275,886	80	932	3,345	140	0	0	280,383
Total earning assets	301,526	80	3,671	3,345	140	0	0	308,762

Cash and due from banks	0	0	0	0	0	0	25,975	25,975
Premises and equipment	0	0	0	0	0	0	1,527	1,527
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	10,788	10,788
Total non-earning assets	0	0	0	0	0	0	38,290	38,290

Total assets	301,526	80	3,671	3,345	140	0	38,290	347,052

Funds purchased	637	0	0	0	0	0		637
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	637	0	0	0	0	0	0	637

Savings deposits	16,477	0	0	0	0	0	0	16,477
Money market deposits	132,096	0	0	0	0	0	0	132,096
Time deposits	0	25,344	17,068	5,180	303	0	0	47,895
Total bearing liabilities	149,210	25,344	17,068	5,180	303	0	0	197,105

Demand deposits	0	0	0	0	0	0	116,112	116,112
Other liabilities	0	0	0	0	0	0	8,880	8,880
Equity capital	0	0	0	0	0	0	24,955	24,955
Total non-bearing liabilities	0	0	0	0	0	0	149,947	149,947

Total liabilities	149,210	25,344	17,068	5,180	303	0	149,947	347,052

GAP	152,316	(25,264)	(13,397)	(1,835)	(163)	0	(111,657)	0

Cumulative GAP	152,316	127,052	113,655	111,820	111,657	111,657	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Treasury and Agency securities.  Losses of $24,000 were recorded on securities sales during 2000.  No gains or losses were recorded on securities sales during 2001 or 1999.  As of December 31, 2001 the Bank’s investment portfolio contained gross unrealized losses of $8,000 and gross unrealized gains of $1,000, for net unrealized losses of $7,000.  As of December 31, 2000 the Bank’s investment portfolio contained gross unrealized gains of $2,000 and no gross unrealized losses, for net unrealized gains of $2,000.  The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $5,000 (net of taxes) decrease in shareholders’ equity as of December 31, 2001, and a $1,000 increase (net of taxes) in the Company’s shareholders’ equity as of December 31, 2000.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus the unrealized gains and losses had no effect on the Company’s income statement.

In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans.  Deposits held for TASC clients by the bank represent approximately 13% and 11% of the Bank’s total deposits as of December 31, 2001 and 2000.

The Company continues to maintain a strong and prudent capital position.  Total shareholders’ equity was $24,955,000 and $22,779,000 as of December 31, 2001 and 2000, respectively.  The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-01	12-31-00
Leverage Ratio (Tier I Capital to Assets:
First Regional Bancorp	8.90%	7.40%
Regulatory requirement	4.00%	4.00%

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

In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-01	12-31-00
Tier I Capital to Assets:
First Regional Bancorp	10.00%	9.60%
Regulatory requirement	4.00%	4.00%

Total Capital to Assets:
First Regional Bancorp	11.30%	10.90%
Regulatory requirement	8.00%	8.00%

The Company believes that it will continue to meet all applicable capital standards.

During 1998, the Company established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share.  This new Plan will build the capital base of First Regional Bank and provide its employees with a powerful incentive to achieve further improvements in First Regional’s operating performance.

During 1999, the company repurchased 275,800 shares of its outstanding common stock at a total cost of $2,059,000 and during 2000, the Company repurchased 94,000 shares of its outstanding common stock at a total cost of $685,000. During 2001, the company repurchased 45,000 shares of its outstanding common stock at a total cost of $388,000.  As the average price paid for these repurchased shares was less than the book value per share outstanding, these purchases resulted in an increase in book value per share of the remaining outstanding shares, thus benefiting existing shareholders.

                In 2001, the Company issued $5,000,000 in cumulative preferred capital securities through a subsidiary organization that was formed for that purpose.  The Company then invested the net proceeds of the securities sale in the Bank as additional paid-in capital to support the Bank’s future growth.

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

Item 8.    Financial Statements and Supplementary Data

See “Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K” below for financial statements filed as part of this report.

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

(b)     Exhibits

          See Index to Exhibits which is part of this Form 10-K

          (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

(c)     Reports on Form 8-K

          No reports on Form 8K were filed in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Regional Bancorp

By:	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
Chief Executive Officer

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Sweeney	Director, Chairman	March 28, 2002
Jack A. Sweeney	of the Board and Chief
Executive Officer

/s/ Lawrence J. Sherman	Director, Vice Chairman	March 28, 2002
Lawrence J. Sherman	of the Board

/s/ H. Anthony Gartshore	Director and President	March 28, 2002
H. Anthony Gartshore

/s/ Thomas McCullough	Director, Chief	March 28, 2002
Thomas E. McCullough	Financial Officer and
Chief Accounting Officer

/s/ Gary Horgan	Director	March 28, 2002
Gary Horgan

/s/ Fred M. Edwards	Director	March 28, 2002
Fred M. Edwards

/s/ Marilyn J. Sweeney	Director	March 28, 2002
Marilyn J. Sweeney

All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

First Regional Bancorp
and Subsidiaries

Consolidated Financial Statements as of
December 31, 2001 and 2000 and for Each
of the Three Years in the Period Ended
December 31, 2001 and Independent
Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
First Regional Bancorp and Subsidiaries
Century City, California:

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the ”Company”) as of December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and its subsidiaries as of December 31, 2001 and 2000 and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

February 6, 2002

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Cash and due from banks (Note 7)	$25,975,000	$20,819,000
Federal funds sold	25,640,000	38,740,000

Cash and cash equivalents	51,615,000	59,559,000
Investment securities available for sale, amortized cost of $2,746,000 and $2,983,000 (Note 2)	2,739,000	2,985,000
Interest-bearing deposits in financial institutions		99,000
Loans, net (Note 3)	280,383,000	231,557,000
Premises and equipment, net (Note 4)	1,527,000	1,392,000
Accrued interest receivable and other assets (Notes 15 and 16)	8,418,000	8,573,000
Deferred income tax assets (Note 5)	2,370,000	1,914,000

TOTAL	$347,052,000	$306,079,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits (Notes 7, 13, 15, and 16):
Noninterest bearing	$116,112,000	$99,632,000
Interest bearing:
Time deposits	47,895,000	65,411,000
Money market deposits	132,096,000	99,626,000
Other	16,477,000	13,394,000

Total deposits	312,580,000	278,063,000
Federal funds purchased	637,000	1,457,000
Note payable (Note 11)	1,013,000	1,163,000
Accrued interest payable and other liabilities	2,867,000	2,617,000
Trust securities (Note 6)	5,000,000

Total liabilities	322,097,000	283,300,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

SHAREHOLDERS’ EQUITY (Notes 6, 8, 9, 10, and 11):
Common stock, no par value; authorized, 50,000,000 shares; outstanding, 2,750,000 (2001) and 2,795,000 (2000) shares	13,850,000	14,074,000
Unearned ESOP shares; 107,000 in 2001 and 123,000 in 2000	(958,000)	(1,102,000)

Total common stock, no par value; outstanding, 2,643,000 (2001) and 2,672,000 (2000) shares	12,892,000	12,972,000
Retained earnings	12,068,000	9,806,000
Accumulated other comprehensive (loss) income	(5,000)	1,000

Total shareholders’ equity	24,955,000	22,779,000

TOTAL	$347,052,000	$306,079,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999
INTEREST INCOME:
Interest on loans	$21,083,000	$19,446,000	$9,910,000
Interest on deposits in financial institutions	2,000	220,000	406,000
Interest on federal funds sold	1,084,000	1,451,000	1,486,000
Interest on investment securities	485,000	1,460,000	3,455,000

Total interest income	22,654,000	22,577,000	15,257,000

INTEREST EXPENSE:
Interest on deposits (Notes 13 and 15)	5,139,000	5,015,000	4,444,000
Interest on trust securities	12,000
Interest on other borrowings	9,000	15,000	17,000

Total interest expense	5,160,000	5,030,000	4,461,000

NET INTEREST INCOME	17,494,000	17,547,000	10,796,000

PROVISION (REVERSAL) FOR LOAN
LOSSES (Note 3)	958,000	2,204,000	(206,000)

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	16,536,000	15,343,000	11,002,000

OTHER OPERATING INCOME:
Customer service fees (Note 15)	2,188,000	1,573,000	1,468,000
Other, net	273,000	167,000	467,000

Total other operating income	2,461,000	1,740,000	1,935,000

OTHER OPERATING EXPENSES:
Salaries and related benefits (Notes 7 and 11)	8,759,000	7,662,000	5,344,000
Occupancy expenses (Note 4)	1,164,000	937,000	694,000
Custodial and other service (Note 15)			168,000
Other expenses (Notes 14 and 15)	4,935,000	4,389,000	3,792,000

Total other operating expenses	14,858,000	12,988,000	9,998,000

INCOME BEFORE PROVISION FOR INCOME TAXES	$4,139,000	$4,095,000	$2,939,000

PROVISION FOR INCOME TAXES (Note 5)	1,713,000	1,689,000	1,213,000

NET INCOME	$2,426,000	$2,406,000	$1,726,000

BASIC EARNINGS PER COMMON SHARE (Note 9)	$0.92	$0.89	$0.61

DILUTED EARNINGS PER COMMON SHARE (Note 9)	$0.91	$0.89	$0.59

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock			Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Comprehensive Income
BALANCE, JANUARY 1, 1999	2,837,000	$14,648,000	$5,821,000	$1,000

Common stock repurchased and retired	(276,000)	(2,050,000)	(9,000)
Common stock issued in private placement	23,000	205,000
Earned ESOP shares	15,000	142,000
Options exercised, including tax benefit	78,000	221,000
Comprehensive income:
Net income			1,726,000		$1,726,000
Other comprehensive income
Net change in unrealized loss on securities available for sale, net of tax				(2,000)	(2,000)

Comprehensive income					$1,724,000

BALANCE, DECEMBER 31, 1999	2,677,000	13,166,000	7,538,000	(1,000)

Common stock repurchased and retired	(94,000)	(547,000)	(138,000)
Earned ESOP shares	9,000	142,000
Options exercised, including tax benefit	80,000	211,000
Comprehensive income:
Net income			2,406,000		$2,406,000
Other comprehensive income -
Net change in unrealized gain on securities available for sale, net of tax				2,000	2,000

Comprehensive income					$2,408,000

BALANCE, DECEMBER 31, 2000	2,672,000	12,972,000	9,806,000	1,000

Common stock repurchased and retired	(45,000)	(224,000)	(164,000)
Earned ESOP shares	16,000	144,000
Comprehensive income:
Net income			2,426,000		$2,426,000
Other comprehensive income -
Net change in unrealized loss on securities available for sale, net of tax				(6,000)	(6,000)

Comprehensive income					$2,420,000

BALANCE, DECEMBER 31, 2001	2,643,000	$12,892,000	$12,068,000	$(5,000)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999
OPERATING ACTIVITIES:
Net income	$2,426,000	$2,406,000	$1,726,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reversal) for losses on loans	958,000	2,204,000	(206,000)
Provision for depreciation	320,000	261,000	193,000
Gain on sale of real estate		(68,000)	(138,000)
Amortization of investment securities premiums and discounts, net	(27,000)	(126,000)	(228,000)
Loss (gain) on sale of premises and equipment	3,000	(1,000)
Amortization of loan premiums and discounts, net	536,000	647,000	(308,000)
Decrease (increase) in accrued interest receivable and other assets	8,000	(6,301,000)	(1,181,000)
Increase in accrued interest payable and other liabilities	400,000	672,000	563,000
Deferred income tax (benefit) provision	(456,000)	(1,163,000)	86,000
Deferred compensation expense	144,000	142,000	142,000

Net cash provided by (used in) operating activities	4,312,000	(1,326,000)	648,000

INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in financial institutions	99,000	6,824,000	3,220,000
Net increase in loans	(50,320,000)	(112,592,000)	(29,378,000)
Purchases of investment securities	(4,736,000)	(2,960,000)	(199,162,000)
Proceeds from maturities of investment securities	5,000,000	52,893,000	194,287,000
Purchases of premises and equipment	(472,000)	(481,000)	(574,000)
Proceeds from sale of premises and equipment	14,000
Proceeds from sale of real estate		68,000	138,000

Net cash used in investing activities	(50,415,000)	(56,248,000)	(31,469,000)
FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	$(17,516,000)	$21,359,000	$(7,102,000)
Net increase in noninterest-bearing deposits and other interest-bearing deposits	52,033,000	50,972,000	42,411,000
Net (decrease) increase in Fed funds purchased	(820,000)	(1,738,000)	3,282,000
Issuance of trust securities	5,000,000
Decrease in note payable	(150,000)	(150,000)	(150,000)
Sales of common stock			205,000
Stock options exercised		211,000	221,000
Common stock repurchased and retired	(388,000)	(685,000)	(2,059,000)

Net cash provided by financing activities	38,159,000	69,969,000	36,808,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,944,000)	12,395,000	5,987,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,559,000	47,164,000	41,177,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$51,615,000	$59,559,000	$47,164,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,405,000	$4,854,000	$4,002,000
Income taxes paid	$2,019,000	$1,941,000	$853,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Regional Bancorp, a bank holding company (the “Company”), and one of its subsidiaries, First Regional Bank, a California state-chartered bank (the “Bank”), primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses.  The Company has three operating segments as discussed in Note 18.  First Regional Bancorp has another subsidiary, First Regional Statutory Trust I, that exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities (see Note 6).  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.  The following are descriptions of the more significant of these policies.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

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

Investment Securities - Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other than temporary) is reported as a separate component of shareholders’ equity.  Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method.  Realized gains and losses on sales of securities are determined on a specific–identification basis and reported in earnings.

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

The allowance for loan losses is maintained at a level considered adequate by management to provide for losses that might be reasonably anticipated.  The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries.  Management’s periodic estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events.  Such estimates are based on previous loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; the value of collateral; and other relevant factors.

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

Other Real Estate Owned - Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan.  Upon foreclosure, other real estate owned is recorded at estimated fair value.  Reductions in value at the time of foreclosure are charged against the allowance for loan losses.  Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition.  The Bank had no other real estate owned as of December 31, 2001 and 2000.

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

Trust Securities - During 2001, the Company established First Regional Statutory Trust I (the “Trust”) as a wholly owned subsidiary.  In a private placement transaction, the Trust issued $5,000,000 of floating rate capital securities representing undivided preferred beneficial interest in the assets of the Trust.  The Company is the owner of all the beneficial interests represented by the common securities of the Trust.  The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes.

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

Federal Funds Purchased - Federal funds purchased generally mature within one to four days from the transaction date.  Federal funds purchased are reflected at the amount of cash received in connection with the transaction.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold.

Earnings per Common Share - Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year.  The computation of diluted EPS also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 9.

Administrative and Custodial Services - Trust Administrative Services Corp. (“TASC”), a wholly owned subsidiary of the Bank, maintains investments and assets as a custodian for customers.  The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets, because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank.  Administrative and custodial fees are recorded on an accrual basis.

Trust Services - Trust Services, a division of the Bank, is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters.  The amount of investments and assets and related liabilities administered by Trust Services has not been recorded in the accompanying consolidated balance sheets, because they are not assets or liabilities of the Bank or the Company.  Trust fee income is recorded on an accrual basis.

Stock Compensation Plans - The Company policy is to account for stock-based compensation using the intrinsic value method.  Accordingly, compensation cost of stock options, not subject to variable accounting treatment, is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  For stock options that have been repriced, compensation expense is determined in accordance with variable accounting treatment.

Employee Stock Ownership Plan and Trust - The debt of the Employee Stock Ownership Plan and Trust (“ESOP”) is recorded as debt of the Company, and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

Reclassifications - Certain items in the 1999 and 2000 financial statements have been reclassified to conform with 2001 presentation.

Recent Accounting Pronouncements -

Statement of Financial Accounting Standards (“SFAS”) No. 133 - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for financial statements for periods beginning after June 15, 2000.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.  The Company adopted SFAS No. 133 on January 1, 2001.  There was no material impact upon adoption.

SFAS No. 141 - SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed.  The adoption of this statement had no material impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 142 - SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that, once adopted, amortization of goodwill will cease and as an alternative, the carrying value of goodwill will be evaluated for impairment on an annual basis.  Intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and Long-Lived Assets to be Disposed Of.”  SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.  Although the Company has not completed initial valuation of goodwill and other intangible assets as of January 1, 2002, the adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 144 - SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121.  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.             INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of December 31, 2001 and 2000 were as follows:

2001	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$1,744,000	(8,000)	$1,736,000
U.S. agency securities	1,002,000	$1,000	1,003,000

	$2,746,000	$(7,000)	$2,739,000

2000	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$1,000,000		$1,000,000
U.S. agency securities	1,983,000	$2,000	1,985,000

	$2,983,000	$2,000	$2,985,000

All securities held at December 31, 2001 are scheduled to mature in 2002.

Securities carried at $2,739,000 and $1,998,000 were pledged as of December 31, 2001 and 2000, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.             LOANS

The loan portfolio consisted of the following at December 31, 2001 and 2000:

	2001	2000
Real estate loans	$143,762,000	$78,809,000
Commercial loans	72,173,000	68,927,000
Real estate construction loans	46,748,000	53,352,000
Government guaranteed loans	22,999,000	35,047,000
Other loans	1,125,000	1,011,000

	286,807,000	237,146,000
Allowance for loan losses	(5,000,000)	(4,600,000)
Deferred loan fees, net	(1,424,000)	(989,000)

Loans, net	$280,383,000	$231,557,000

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

The Bank’s lending is concentrated in real estate and businesses in Southern California.  From time to time, this area has experienced adverse economic conditions.  Future declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date.  No industry constitutes a concentration in the Bank’s portfolio, except the real estate construction industry.

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 is as follows:

	2001	2000	1999
Balance, beginning of year	$4,600,000	$2,300,000	$2,500,000
Provision for loan losses (reversal)	958,000	2,204,000	(206,000)
Loans charged off	(567,000)		(46,000)
Recoveries on loans previously charged off	9,000	96,000	52,000

Balance, end of year	$5,000,000	$4,600,000	$2,300,000

Management believes the allowance for loan losses as of December 31, 2001 is adequate to absorb losses inherent in the loan portfolio.  Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At December 31, 2001 and 2000, the recorded investment in loans for which impairment had been recognized was $159,000 and $1,851,000, with specific reserves of $31,000 and $370,000, respectively.  The average recorded investment in impaired loans during 2001, 2000, and 1999 was $1,643,000, $1,420,000, and $243,000, respectively.  Interest income on impaired loans of $16,000 was recognized for cash payments received in 2001.  No interest income on impaired loans was recognized for cash payments received in 2000 and 1999.

In the ordinary course of business, the Bank may grant loans to its directors and executive officers.  Following is a summary of such loans for the years ended December 31, 2001 and 2000:

	2001	2000
Balance, beginning of year	$—	$—
Loans granted or renewed	115,000	64,000
Repayments	(115,000)	(64,000)

Balance, end of year	$—	$—

4.             PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2001 and 2000:

	2001	2000
Furniture, fixtures, and equipment	$3,345,000	$3,001,000
Leasehold improvements	717,000	629,000

	4,062,000	3,630,000
Accumulated depreciation and amortization	(2,535,000)	(2,238,000)

Premises and equipment, net	$1,527,000	$1,392,000

Rental expense for premises included in occupancy expenses for 2001, 2000, and 1999 was approximately $1,095,000, $889,000, and $664,000, respectively.

The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2001, net of sublease income:

Year Ended December 31,	Minimum Rental Commitments
2002	$1,125,000
2003	759,000
2004	429,000
2005	247,000
2006	44,000

Total	$2,604,000

5.             INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following:

	2001	2000	1999
Current provision:
Federal	$1,576,000	$2,163,000	$771,000
State	593,000	689,000	356,000

	2,169,000	2,852,000	1,127,000

Deferred (benefit) provision:
Federal	(320,000)	(925,000)	119,000
State	(136,000)	(238,000)	(33,000)

	(456,000)	(1,163,000)	86,000

Total	$1,713,000	$1,689,000	$1,213,000

Income tax (liabilities) assets consisted of the following at December 31, 2001 and 2000:

	2001	2000
Income taxes currently (payable) receivable:
Federal	$(278,000)	$(198,000)
State	(68,000)	2,000

	(346,000)	(196,000)

Deferred income tax assets:
Federal	1,742,000	1,422,000
State	628,000	492,000

	2,370,000	1,914,000

Net	$2,024,000	$1,718,000

76

The components of the net deferred income tax assets at December 31 are summarized as follows:

Federal	2001	2000
Deferred tax liabilities:
Prepaid expenses	$(94,000)	$(80,000)
State taxes	(214,000)	(168,000)
Depreciation	(205,000)	(180,000)

Gross liabilities	(513,000)	(428,000)

Deferred tax assets:
Loan and real estate loss allowances	1,293,000	977,000
Deferred compensation	698,000	575,000
State franchise tax	180,000	235,000
Goodwill	70,000	46,000
Accrued expenses	5,000
Other	9,000	17,000

Gross assets	2,255,000	1,850,000

Net deferred tax assets - federal	$1,742,000	$1,422,000

State	2001	2000
Deferred tax liabilities:
Prepaid expenses	$(30,000)	$(25,000)
Depreciation	(55,000)	(50,000)

Gross liabilities	(85,000)	(75,000)

Deferred tax assets:
Loan and real estate loss allowances	465,000	364,000
Deferred compensation	223,000	183,000
Goodwill	22,000	15,000
Other	3,000	5,000

Gross assets	713,000	567,000

Net deferred tax assets - state	628,000	492,000

Net deferred tax assets	$2,370,000	$1,914,000

77

The income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 varied from the federal statutory tax rate for the following reasons:

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,449,000	35.0%	$1,433,000	35.0%	$1,029,000	35.0%

State franchise taxes, net of federal income tax benefit	301,000	7.3	297,000	7.3	213,000	7.3

Other, net	(37,000)	(0.9)	(41,000)	(1.0)	(29,000)	(1.0)

Total	$1,713,000	41.4%	$1,689,000	41.3%	$1,213,000	41.3%

6.            TRUST SECURITIES

In 2001, the Company established First Regional Statutory Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Trust was formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

On December 18, 2001, the Trust issued $5,000,000 of Cumulative Preferred Capital Securities (the “Trust Securities”) in a private placement transaction, which represent undivided preferred beneficial interests in the assets of the Trust.  Simultaneously, the Trust purchased $5,000,000 of Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company.  The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth.  The structure of this transaction enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes.  The Trust Securities, which are not registered with the Securities and Exchange Commission, must be redeemed in 2031.  Because of this required redemption, the Trust Securities are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

Holders of the Trust Securities are entitled to receive cumulative cash distributions, accumulating from December 18, 2001, the original date of issuance, and payable quarterly in arrears on March 18, June 18, September 18, and December 18 of each year commencing on March 18, 2002 at a floating interest rate starting at an annual rate of 5.60 percent, equal to 3-month LIBOR plus 3.60 percent, not to exceed 12.50 percent prior to December 18, 2006.  The terms of the Debentures are identical to those of the Trust Securities, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures.  If and for so long as interest payments on the Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company’s capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures.

The Debentures have a scheduled maturity date of December 18, 2031, at which time the Company is obligated to redeem them.  The Debentures are prepayable prior to their maturity date at the option of the Company on or after December 18, 2006, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures.  Upon the repayment of the Debentures on December 18, 2031, or prepayment of some or all of the Debentures prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption.

The Indenture for the Trust Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust.  The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Trust Securities.

7.             COMMITMENTS AND CONTINGENCIES

As of December 31, 2001, the Company had the following commitments and contingent liabilities:

Undisbursed loans	$96,165,000
Standby letters of credit	$3,015,000

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

The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees.  At the discretion of the Board of Directors, the Company matches employee contributions.  Currently, the Company provides 50 percent matching up to the first 6 percent of wages contributed by an employee.  Company contributions are used to buy the Company’s common stock on the open market for allocation to the employees’ accounts in the plan.  The Company contributed approximately $106,000, $88,000, and $70,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, the Bank had unused lines of credit with other depository institutions of $9,000,000.

The Bank processes merchant credit card transactions for a fee.  The Bank is subject to off-balance-sheet credit risk in relation to these transactions.  To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank.  At December 31, 2001 and 2000, there were $27,294,000 and $20,737,000 of merchant credit card deposit balances on hand.

Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes.  The average Federal Reserve balances required to be maintained to meet these requirements were approximately $8,074,000 and $5,950,000 at December 31, 2001 and 2000, respectively.

In the normal course of business, the Company and its subsidiaries are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

8.             REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by the regulators that, if undertaken, could have a direct, material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

Following is a table showing the minimum capital ratios required for the Bank and the Bank’s actual capital ratios and actual capital amounts at December 31, 2001 and 2000 (the Company’s ratios and amounts are substantially the same):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount (000's)	Ratio	Amount (000's)	Ratio		Amount (000's)	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets)	$33,622	11.3%	$23,803	>	8.0	$29,754	>	10.0%
Tier I capital (to risk-weighted assets)	$29,876	10.0%	$11,950	>	4.0	$17,926	>	6.0%
Tier I capital (to average assets)	$29,876	8.9%	$13,427	>	4.0%	$16,784	>	5.0%

As of December 31, 2000:
Total capital (to risk-weighted assets)	$25,748	10.9%	$18,892	>	8.0%	$23,615	>	10.0%
Tier I capital (to risk-weighted assets)	$22,776	9.6%	$9,446	>	4.0%	$14,169	>	6.0%
Tier I capital (to average assets)	$22,776	7.4%	$11,290	>	4.0%	$14,112	>	5.0%

9.             EARNINGS PER SHARE RECONCILIATION

	December 31, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$2,426,000	2,644,000	$0.92

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		29,000	(0.01)

Diluted EPS
Income available to common shareholders	$2,426,000	2,673,000	$0.91

	December 31, 2000
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$2,406,000	2,691,000	$0.89

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		19,000

Diluted EPS
Income available to common shareholders	$2,406,000	2,710,000	$0.89

	December 31, 1999
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$1,726,000	2,832,000	$0.61

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		94,000	(0.02)

Diluted EPS
Income available to common shareholders	$1,726,000	2,926,000	$0.59

10.          STOCK COMPENSATION PLANS

In 1999, the Company adopted a new nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009, and granted 335,000 options at an exercise price of $7.75 per share.  In 2000, these 335,000 options were canceled, and 335,000 options were granted under the new plan at an exercise price of $7.25.  In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No.

44, “Accounting for Certain Transactions Involving Stock Compensation,” the reissuance of these 335,000 options is treated as a repricing of the original 335,000 options issued in 1999.  As such, the Company applied available accounting treatment to the options in accordance to FIN 44 and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  In April 2001, the Company cancelled the 335,000 reissued options.  No other options have been granted to the individuals in 2001 who received the options that were cancelled in April 2001.

The Company also has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expired in April 2001.  In 2000, 10,000 shares were granted under this plan at an exercise price of $7.25, vesting over a five–year period and expiring in 2005.  Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

At December 31, 2001, 2000, and 1999, the Company had options outstanding granted under the plans as follows:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	366,000	$7.27	441,000	$6.52	206,000	$2.36

Granted	100,000	8.15	360,000	7.30	335,000	7.75
Exercised	—		(100,000)	2.45	(90,000)	2.08
Terminated	(335,000)	7.25	(335,000)	7.75	(10,000)	2.00

Outstanding at end of year	131,000	7.95	366,000	7.27	441,000	6.52

Options exercisable at year-end	8,000	6.13	2,000	5.75	96,000	2.41

Information pertaining to options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number	Weighted- Average Prices
$5.75	6,000	1 day	$5.75	6,000	$5.75
$7.25	50,000	7.6 years	$7.25	2,000	$7.25
$8 - $8.75	75,000	9 years	$8.60	—	—

The estimated fair value of options granted during 2001, 2000, and 1999 was $3.43, $1.60, and $1.66.  Except as discussed above, no compensation cost has been recognized for the stock option plan.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan, the Company’s net income and basic EPS for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income to common shareholders:
As reported	$2,426,000	$2,406,000	$1,726,000
Pro forma	$2,391,000	$2,352,000	$1,669,000

Basic earnings per share:
As reported	$0.92	$0.89	$0.61
Pro forma	$0.90	$0.88	$0.59

The fair values of options granted under the Company’s stock option plan during 2001, 2000 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 43, 53, and 53 percent, risk-free interest rate of 5.4, 5.5, and 6.3 percent, and expected lives of 5, 7, and 7 years.

11.          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1998, the Company established an ESOP for eligible employees.  Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

On September 30, 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company’s common stock.  This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company’s contributions to the ESOP.  The ESOP shares were pledged as collateral for its debt.  The interest rate on this loan is variable, prime plus .5 percent, with interest of 5.25 percent at December 31, 2001.  The outstanding principal balance of the ESOP loan at December 31, 2001 and 2000 was $1,013,000 and $1,163,000, respectively.

Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid.  The number of shares allocated each plan year is dependent upon the ratio of that year’s total loan payment to the aggregate payments scheduled to occur throughout the term of the loan.  The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation.  Unallocated ESOP shares are excluded from EPS computations.  ESOP benefits generally become 100 percent vested after an employee completes seven years of credited service.  Benefits are payable upon death, retirement, or disability.  The number of shares of common stock allocated to employee accounts was 16,000 and 9,000 shares at December 31, 2001 and 2000.

Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock.  The expense related to the ESOP for the years ended December 31, 2001, 2000, and 1999 was $241,000, $274,000, and $269,000, respectively.

At December 31, 2001 and 2000, unearned compensation related to the ESOP approximated $958,000 and $1,102,000, respectively, and is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheets.  Based upon the market price of the Company’s stock at December 31, 2001, the unearned shares of the ESOP have a cumulative fair value of $1,229,000.

12.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(000’s)		(000’s)
Assets:
Cash and due from banks	$25,975	$25,975	$20,819	$20,819
Federal funds sold	25,640	25,640	38,740	38,740
Interest-bearing deposits in financial institutions			99	99
Investment securities available for sale	2,739	2,739	2,985	2,985
Loans	280,383	287,738	231,557	234,233
Accrued interest receivable	835	835	1,943	1,943

Liabilities:
Deposits:
Noninterest bearing	116,112	116,112	99,632	99,632
Interest bearing:
Time deposits	47,895	48,008	65,411	65,432
Money market and other deposits	148,573	148,582	113,020	113,020
Trust Securities	5,000	5,000
Note payable	1,013	1,013	1,163	1,163
Federal funds purchased	637	637	1,457	1,457
Accrued interest payable	160	160	417	417

Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2001 and 2000.

The fair values of cash and due from banks, federal funds sold, interest-bearing deposits in financial institutions, noninterest-bearing deposits, money market and other deposits, federal funds purchased, Trust Securities, note payable, and accrued interest receivable and payable approximate their carrying value.

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

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns.  Management segregates loans in appropriate risk categories.  Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis.  The fair value of nonperforming loans with a recorded book value of $0 in 2001 and $29,000 in 2000 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.          DEPOSITS AND INTEREST EXPENSE

A summary of interest expense on deposits for the years ended December 31, 2001, 2000, and 1999 is as follows:

	2001	2000	1999
Money market savings / NOW account deposits	$2,532,000	$2,510,000	$2,156,000
Time deposits of $100,000 or more	1,664,000	1,743,000	774,000
Time deposits under $100,000	895,000	712,000	1,464,000
Savings deposits	48,000	50,000	50,000

	$5,139,000	$5,015,000	$4,444,000

The maturities of time deposits as of December 31, 2001 are as follows:

2002	$47,591,000
2003	193,000
2004	111,000

$47,895,000

The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2001 and 2000 was approximately $34,693,000 and $43,309,000, respectively.  The aggregate amount of deposits from escrow-related accounts was approximately $6,313,000 and $10,643,000 as of December 31, 2001 and 2000, respectively.  Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $1,385,000 and $12,122,000 as of December 31, 2001 and 2000, respectively.

14.          OTHER OPERATING EXPENSES

Included in other operating expenses for the years ended December 31, 2001, 2000, and 1999are the following items:

	2001	2000	1999
Professional services	$515,000	$385,000	$607,000
Data processing fees	812,000	708,000	545,000
Equipment expense	550,000	498,000	375,000
General insurance	261,000	295,000	212,000
Stationery and supplies	261,000	222,000	208,000
Customer courier service	389,000	298,000	272,000
Telephone and postage	380,000	304,000	246,000
Other	1,767,000	1,679,000	1,327,000

Total	$4,935,000	$4,389,000	$3,792,000

15.          ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

In January 1999, the Bank established TASC, a wholly owned subsidiary of the Bank that provides administrative services to self-directed retirement plans.  In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $900,000, which was recorded as goodwill in the accompanying consolidated balance sheet (included in other assets) and is being amortized over the expected recoverable period of seven years on a straight-line basis.  As of December 31, 2001, TASC was the custodian of approximately $396,970,000 in retirement assets.

Deposits held for TASC clients by the Bank represent approximately 13 percent of the Bank’s total deposits as of December 31, 2001.  The Bank paid interest of $631,000 and $874,000 on deposits of TASC clients and received fees of $602,000 and $415,000 from TASC clients during 2001 and 2000, respectively.  Goodwill of $128,000 was amortized into operating expenses during 2001 and 2000, respectively.

Prior to the commencement of TASC operations, the Bank had a long-term relationship with Transcorp Pension Services, Inc. (“Transcorp”), an administrator of self-directed individual retirement accounts and simplified employee pension retirement plans, pursuant to which the Bank provided custodial and other services to IRA and pension plans for which Transcorp served as administrator.  The Bank’s deposit and service relationships with Transcorp ended in 1999.  There were no deposits of custodial clients of the plans Transcorp administers as of December 31, 1999.  For the year ended December 31, 1999, the Bank paid interest of $122,000 on deposits of Transcorp custodial clients, and paid $168,000 in administrative fees to Transcorp on behalf of its custodial clients.

The Bank established a Trust and Investment Division in March 2001.  Trust powers were granted and the operation of the Department commenced in August 2001.  The Division is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters.  As of December 31, 2001, the total assets under administration were $76,827,000.  Revenues for the four months of operation totaled $103,000.  As of year-end, no Trust Division assets were held on deposit with the Bank.

16.          RELATED-PARTY TRANSACTIONS

As of December 31, 2001 and 2000, deposits from directors, officers, and their affiliates amounted to $414,000 and $830,000, respectively.

During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company’s executive officers.  The policy was fully funded at purchase.  The Company and officer’s estate are co-beneficiaries, with each receiving a certain amount upon death of the officer.

17.          FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2001	2000
ASSETS

Cash and due from banks	$1,000	$78,000
Investment in common stock of subsidiaries	30,480,000	23,366,000
Other assets	611,000	455,000

TOTAL ASSETS	$31,092,000	$23,899,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Subordinated debt - First Regional Statutory Trust I	$5,155,000
Other liabilities	19,000	$19,000

Total liabilities	5,174,000	19,000

STOCKHOLDERS’ EQUITY	25,918,000	23,880,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,092,000	$23,899,000

STATEMENTS OF EARNINGS

	2001	2000	1999
Equity in earnings of subsidiaries	$2,120,000	$1,935,000	$(189,000)
Dividends from First Regional Bank	350,000	550,000	2,000,000
Other (expense) income, net	(44,000)	(79,000)	(85,000)

Net earnings	$2,426,000	$2,406,000	$1,726,000

STATEMENTS OF CASH FLOWS

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,426,000	$2,405,000	$1,726,000
Adjustments to reconcile net earnings to cash provided by operating activities:
Earnings of subsidiaries	(2,120,000)	(1,935,000)	189,000
Other operating activities, net	(156,000)	(103,000)	(133,000)

Net cash provided by operating activities	150,000	367,000	1,782,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in First Regional Statutory Trust I	(155,000)
Proceeds from subordinated debt invested in First Regional Bank	(4,839,000)

Net cash used in investing activities	(4,994,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, including tax benefit		211,000	221,000
Common stock repurchased and retired	(388,000)	(685,000)	(2,059,000)
Common stock issued in private placement			205,000
Increase in subordinated debt - First Regional Statutory Trust I	5,155,000

Net cash provided by (used in) financing activities	4,767,000	(474,000)	(1,633,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(77,000)	(107,000)	149,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,000	185,000	36,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,000	$78,000	$185,000

18.          SEGMENT REPORTING

Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of December 31, 2001 and 2000:  core banking operations, the administrative services in relation to TASC, and Trust Services.  The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

Administrative Services - The principal business activity of this segment is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

Trust Services - The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters.  The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

Total assets of TASC at December 31, 2001 and 2000 were $864,000 and $894,000, respectively, and total assets of Trust Services at December 31, 2001 were $92,000.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) for the core banking operations, the administration and custodial services, and the trust services for the years ended December 31, 2001, 2000, and 1999.

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2001
Net interest income	$17,494,000			$17,494,000
Provision for loan losses	958,000			958,000
Other operating income	1,760,000	$602,000	$99,000	2,461,000
Other operating expenses	13,280,000	1,011,000	567,000	14,858,000
Provision for income taxes	1,713,000			1,713,000

Net income	$3,303,000	$(409,000)	$(468,000)	$2,426,000

	Core Banking Operations	Administrative Services	Year Ended December 31, 2000
Net interest income	$17,547,000		$17,547,000
Provision for loan losses	2,204,000		2,204,000
Other operating income	1,325,000	$415,000	1,740,000
Other operating expenses	12,029,000	959,000	12,988,000
Provision for income taxes	1,689,000		1,689,000

Net income	$2,950,000	$(544,000)	$2,406,000

	Core Banking Operations	Administrative Services	Year Ended December 31, 1999
Net interest income	$10,796,000		$10,796,000
Reversal of provision for loan losses	(206,000)		(206,000)
Other operating income	1,317,000	$618,000	1,935,000
Other operating expenses	9,005,000	993,000	9,998,000
Provision for income taxes	1,213,000		1,213,000

Net income	$2,101,000	$(375,000)	$1,726,000

The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

19.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2001	(In thousands, except per share amounts)
Net interest income	$4,613	$4,371	$4,414	$4,096
Provision for loan losses	$500	$300	$100	$58
Net income	$612	$555	$623	$636
Basic earnings per common share	$0.23	$0.21	$0.24	$0.24
Diluted earnings per common share	$0.23	$0.21	$0.23	$0.24

2000
Net interest income	$3,546	$4,278	$4,639	$5,084
Provision for loan losses	$150	$564	$710	$780
Net income	$513	$550	$611	$732
Basic earnings per common share	$0.19	$0.20	$0.23	$0.27
Diluted earnings per common share	$0.19	$0.20	$0.23	$0.27

INDEX TO EXHIBITS

Exhibit No.

3.1           Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-14, File No. 2-75140 filed December 2, 1981 and incorporated herein).  Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation by written consent of shareholders on November 24, 1987 and filed with the Secretary of State of the State of California on December 7, 1987 (filed as Exhibit 3.1 to the Company’s Annual Statement on Form 10–K for the year ended December 31, 1987 and incorporated herein).  Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation adopted at Annual Shareholders Meeting on May 19, 1988 and filed with the Secretary of State of the State of California (filed as Exhibit 3.1 to the Company’s Annual Statement on Form 10-K for the year ended December 31, 1988 and incorporated herein).

3.2           Bylaws, as amended (filed as Exhibit 3(b) to the Company’s Registration Statement on Form 10, File No. 0-10232 filed in March, 1982 and incorporated herein).  Certificate of Assistant Secretary evidencing amendment adopted at Annual Shareholders Meeting on May 16, 1985 (filed as Exhibit 3.2 to the Company’s Annual Statement on Form 10-K for the year ended December 31, 1985 and incorporated herein).

10.1         1982 Stock Option Plan and Agreement, as amended (filed as Exhibit 10.1 to Company’s Annual Statement on Form 10-K for the year ended December 31, 1982 and incorporated herein).

10.2         1991 Stock Option Plan and Agreement (filed as Exhibit 10.4 to Company’s Annual Statement on Form 10-K for the year ended December 31, 1991 and incorporated herein).

10.3         Lease for ground and eighth floor premises at 1801 Century Park East, Los Angeles, California (filed as Exhibit 10.3 to Company’s Annual Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein).  Lease for office at 28310 Roadside Drive, Suite 152, Agoura Hills, California.

11            Statement regarding computation of per share earnings (see Note 1 of the Notes to Consolidated Financial Statements at page 72 of this report on Form 10-K)

21            Subsidiary of Registrant