Form 10-Q
period 2002-03-31
FIRST REGIONAL BANCORP
filed 2002-05-14
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended   March 31, 2002

Commission File Number   0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
State or other jurisdiction of incorporation or organization	IRS Employer Identification Number

1801 Century Park East, Los Angeles, California	90067
Address of principal executive offices	Zip Code

(310) 552-1776
Registrant’s telephone number, including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,730,020
Class	Outstanding on May 3, 2002

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except for Share Amounts)

(unaudited)

	March 31, 2002	December 31, 2001
ASSETS

Cash and due from banks	$25,450	$25,975
Federal Funds Sold	16,660	25,640

Cash and Cash equivalents	42,110	51,615

Investment securities, available for sale, at fair value	2,727	2,739

Loans, net of allowance for losses of $5,050 in 2002 and $5,000 in 2001	304,604	280,383

Premises and equipment, net of accumulated depreciation	1,540	1,527

Accrued interest receivable and other assets	11,739	10,788

Total Assets	$362,720	$347,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$116,919	$116,112
Interest bearing:
Savings deposits	17,101	16,477
Money market deposits	137,384	132,096
Time deposits	55,786	47,895

Total deposits	327,190	312,580

Note payable	975	1,013
Accrued interest payable and other liabilities	4,242	3,504
Trust Securities	5,000	5,000

Total Liabilities	337,407	322,097

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,730,000 and 2,750,000 shares outstanding in 2002 and 2001, respectively	13,750	13,850
Less: Unearned ESOP shares; 103,000 and 107,000 outstanding in 2002 and 2001, respectively	(924)	(958)
Total common stock, no par value; outstanding 2,627,000 (2002) and 2,643,000 (2001) shares	12,826	12,892

Retained earnings	12,487	12,068
Accumulated other comprehensive income, Net of tax	0	(5)

Total Shareholders’ Equity	25,313	24,955

Total Liabilities and Shareholders’ Equity	$362,720	$347,052

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
INTEREST INCOME:
Interest and fees on loans	$4,746	$5,758
Interest on deposits in financial institutions	0	1
Interest on investment securities	18	45
Interest on federal funds sold	93	276

Total interest income	4,857	6,080

INTEREST EXPENSE:

Interest on deposits	591	1,558
Interest on trust securities	70	0
Interest on other borrowings	2	3

Total interest expense	663	1,561

Net interest income	4,194	4,519

PROVISION FOR LOAN LOSSES	50	500

Net interest income after provision for loan losses	4,144	4,019

OTHER OPERATING INCOME	843	609

OPERATING EXPENSES:
Salaries and related benefits	2,428	2,167
Occupancy expense	330	270
Equipment expense	140	144
Promotion expense	47	35
Professional service expense	351	325
Customer service expense	89	132
Supply/communication expense	141	146
Other expenses	510	367

Total operating expenses	4,036	3,586

Income before provision for income taxes	951	1,042

PROVISION FOR INCOME TAXES	392	430

NET INCOME	$559	$612

EARNINGS PER SHARE (Note 2)
Basic	$0.21	$0.23
Diluted	$0.21	$0.23

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES

Net Income	$559	$612

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	50	500
Depreciation and amortization	79	69
Amortization of investment security and guaranteed loan premiums	0	252
Accretion of investment security discounts	(5)	(17)
(Increase) decrease in interest receivable	(45)	249
Decrease in interest payable	(30)	(28)
Increase in taxes payable	702	610
Net increase in other assets	(906)	(1,292)
Net increase in other liabilities	331	714

Net cash provided by operating activities	$735	$1,669

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$0	$99
Decrease in investment securities	22	20
Decrease in guaranteed loans	2,588	2,113
Net increase in other loans	(26,859)	(21,894)
Increase in premises and equipment	(92)	(101)

Net cash used in investing activities	$(24,341)	$(19,763)

FINANCING ACTIVITIES

Net increase (decrease) in noninterest bearing deposits, money market deposits, and other deposits	$6,719	$(1,143)
Net increase (decrease) in time deposits	7,891	(2,230)
Decrease in note payable	(38)	(38)
Decrease in securities sold under agreement to repurchase	(265)	(1,335)
Decrease in shareholders’ equity	(206)	(292)

Net cash provided by (used in) financing activities	$14,101	$(5,038)

Decrease in cash and cash equivalents	$(9,505)	$(23,132)

Cash and cash equivalents, beginning of period	51,615	59,559

Cash and cash equivalents, end of period	$42,110	$36,427

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

NOTE 1       -       First Regional Bancorp, a bank holding company (the Company), and one of its wholly-owned subsidiaries, First Regional Bank primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has another subsidiary, First Regional Statutory Trust I, that exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  Certain amounts in the 2001 financial statements have been reclassified to be comparable with the classifications used in the 2002 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations for the three month periods ended March 31, 2002 and 2001.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2001 annual report.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 31, 2001.  Management has determined the adoption of this statement will not have a material effect on the Company’s financial statements.

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

NOTE 2                          –     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

	Three Months Ended March 31, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$559,000	2,663,145	$0.21

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		9,727	(0.00)

Diluted EPS
Income available to common shareholders	$559,000	2,672,872	$0.21

	Three Months Ended March 31, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$612,000	2,649,190	$0.23

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		28,763	(0.00)

Diluted EPS
Income available to common shareholders	$612,000	2,677,953	$0.23

NOTE 3                          –     As of March 31, 2002 the Bank had a total of $2,469,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4                          –     The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three month periods ended March 31, 2002 and 2001, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(in thousands)
Net Income	$559	$612
Other comprehensive income	0	1

Total comprehensive income	$559	$613

NOTE 5                          –     In 2001 the Company established First Regional Statutory Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Trust was formed for the sole purpose of issuing securities and investigating the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

On December 18, 2001, the Trust issued $5,000,000 of Cumulative Preferred Capital Securities (the “Trust Securities”) in a private placement transaction, which represent undivided preferred beneficial interests in the assets of the Trust.  Simultaneously, the Trust purchased $5,000,000 of Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company.  The Company then invested the net proceeds of the sale of the Debentures in First Regional Bank as additional paid-in capital to support the Bank’s future growth.  The structure of this transaction enabled the Company to obtain additional Tier I capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes.  The Trust Securities, whish are not registered with the Securities Exchange Commission, must be redeemed in 2031.  Because of this required redemption, the Trust Securities are recorded in the liability section of the consolidated balance sheet in accordance with accounting principals generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s 2001 Annual Report on Form 10-K.  Certain statements in this report on Form 10-Q constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations.  For additional information concerning these factors, see “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As of March 31, 2002 total assets were $362,720,000 compared to $347,052,000 at December 31, 2001, an increase of $15,668,000 or 4.5% and the March 31, 2002 asset level represents an improvement over the $302,951,000 that existed on the same date in 2001. The 2002 asset increase reflects a corresponding increase in total deposits of $14,610,000 or 4.7%, from $312,580,000 at the end of 2001 to $327,190,000 at March 31, 2002.  While overall deposits increased, the deposit growth was centered in money market deposits and time deposits, while noninterest bearing deposits and savings deposits remained relatively constant.  There were several changes in the composition of the Bank’s assets during the first quarter. The Bank’s core loan portfolio grew significantly by $24,221,000 during the three month period, bringing the Bank’s total loans to $304,604,000 at March 31, 2002 from the December 31, 2001 total of $280,383,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets. Investment securities remained relatively constant, while cash and cash equivalents (cash and due from banks and Federal funds sold) fell by $9.5 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned a profit of $559,000 in the first quarter of 2002, compared to earnings of $612,000 in the three months ended March 31, 2001.

NET INTEREST INCOME

Total interest income decreased by $1,223,000 (20%) for the three months ended March 31, 2002 compared to the same period in 2001 although total earning assets were substantially higher (21%) in 2002 than in 2001. The majority of the decrease in interest income arises from a substantial decrease of $1,012,000 (17.5%) in interest on loans from $5,758,000 for the three months ended March 31, 2001 compared to $4,746,000 for the same period in 2002. Although there was an increase in the loan portfolio of $54,018,000 (22%) from March 31, 2001 to March 31, 2002, this decrease in interest income on loans relates to the Federal Reserve’s unprecented series of interest rate reductions throughout 2001.  For the three months ended March 31, 2002 interest expense decreased by $898,000 (58%), to $663,000 from the 2001 level of $1,561,000 due to a series of interest rate reductions although total deposits increased $52,500,000 (19%) from March 31, 2001 to March 31, 2002.  The increases were primarily in noninterest bearing demand deposit accounts and money market deposits.  The net result was a decrease in net interest income of $325,000 (7%), from $4,519,000 in the first quarter of 2001 to $4,194,000 for the first three months of 2002.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended March 31,
	2002			2001
	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income (2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans (1)	$296,775	$4,746	6.4%	$238,876	$5,758	9.6%

Investment Securities	2,771	18	2.6%	2,981	45	6.0%

Funds Sold	22,394	93	1.7%	20,033	276	5.5%

Time Deposits With Other Financial Institutions	0	0	0.0%	88	1	4.5%

Total Interest Earning Assets	$321,940	$4,857	6.0%	$261,978	$6,080	9.3%

	For Period Ended March 31,
	2002			2001
	Average Balance	Income (2)/ Expense	Yield/ Rate %	Average Balance	Income (2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$4,399	$10	0.9%	$1,858	$12	2.6%

Money Market Accounts	151,390	335	0.9%	108,349	725	2.7%

Time	52,846	246	1.9%	59,080	821	5.6%

Trust securities	5,000	70	5.6%	0	0	0.0%

Securities sold under Agreements to repurchase	$421	$2	1.9%	$174	$3	6.9%

Total interest Bearing liabilities	$214,056	$663	1.2%	$169,461	$1,561	3.7%

(1)               This figure reflects total loans, including non–accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first quarter of $5,002,000 in 2002 and $4,709,000 in 2001.

(2)               Includes loan fees in the first quarter of $393,000 in 2002 and $337,000 in 2001.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Period Ended March 31,
	2002	2001
	(Dollars in Thousands)

Total interest income (1)	$4,857	$6,080

Total interest expense	663	1,561

Net interest earnings	$4,194	$4,519

Average interest earning assets	$321,940	$261,978

Average interest bearing liabilities	$214,056	$169,461

Net yield on average interest earning assets	5.2%	6.9%

(1)               Includes loan fees in the first quarter of $393,000 in 2002 and $337,000 in 2001.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non–performing loans are included in average loans.

	Increase (Decrease) March 31, 2002 over 2001
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)

Loans (2)	$2,604	$(3,616)	$(1,012)

Investment securities	(3)	(24)	(27)

Funds sold	37	(220)	(183)

Interest on time deposits with other financial institutions	(1)	(0)	(1)

Total Interest Earning Assets	$2,637	$(3,860)	$(1,223)

Interest Expense (1)

Savings	$(4)	$2	$(2)

Money market	569	(959)	(390)

Time	(79)	(496)	(575)

Securities sold under agreements to repurchase	(2)	1	(1)

Total interest bearing liabilities	$484	$(1,452)	$(968)

(1)                   The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                   Includes loan fees in the first quarter of $393,000 in 2002 and $337,000 in 2001.

OTHER OPERATING INCOME

Other operating income rose to $843,000 in the first quarter of 2002 from $609,000 in the three months ended March 31, 2001.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $272,000 for the three months ended March 31, 2002 in contrast with $208,000 in the corresponding period of 2001.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, that had revenue which increased from $148,000 in first quarter of 2001 to $188,000 in the first quarter of 2002. The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue of $104,000 in first quarter of 2002 and had no revenue in the first quarter of 2001.  No gains or losses on securities sales or sales of land were realized in the first quarter of 2002 or 2001.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(Dollars in Thousands)

Commercial loans	$70,493	$72,173
Real estate construction loans	45,956	46,748
Real estate loans	172,277	143,762
Government guaranteed loans	20,411	22,999
Other loans	2,080	1,125

Total loans	$311,217	$286,807

Less – Allowances for loan losses	5,050	5,000
– Deferred loan fees	1,563	1,424

Net loans	$304,604	$280,383

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

The allowance for possible loan losses was $5,050,000 and $5,000,000 (or 1.63% and 1.75% of gross outstanding loans) at March 31, 2002 and December 31, 2001 respectively.  Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, provisions for possible losses were $50,000 for the three month period ended March 31, 2002, compared to $500,000 in the first quarter of 2001.  For the three months ended March 31, 2002 and 2001, the Company generated net loan charge-offs $0 and $258,000.

For the quarter ended March 31, 2002, the Company identified loans having an aggregate average balance of $116,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2002 totaled $31,000 for the loans as a group.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first quarter of 2002 compared to the same period of 2001, although some categories of expense actually decreased from the levels of previous periods.  Operating expenses rose to a total of $4,036,000 for the first quarter of 2002 from $3,586,000 for the three months ended March 31, 2001.

Salary and related benefits increased by $261,000, rising from a total of $2,167,000 for the first quarter of 2001 to $2,428,000 for the same period in 2002.  The increase principally reflects increases in staffing which took place during 2001 due to staffing in the new trust department and also reflects employee salary adjustments.  Occupancy expense rose to $330,000 for the three months ended March 31, 2002 from $270,000 in the first quarter of 2001, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2002 compared to the prior year, increasing from $1,149,000 for the first quarter of 2001 to $1,278,000 for the first three months of 2002.

The combined effects of the above-described factors resulted in income before taxes of $951,000 for the three months ended March 31, 2002 compared to $1,042,000 for the first quarter of 2001.  In the first quarter, the Company’s provision for taxes decreased from $430,000 in 2001 to $392,000 in 2002.  This brought Net Income for the first quarter of 2002 to $559,000 compared to $612,000 for the same period in 2001.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, and federal funds sold) stood at 13.7% of total deposits at March 31, 2002.  This level represents a decrease from the 17.4% liquidity level which existed on December 31, 2001.  In addition, at March 31, 2002 some $20.4 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant sources of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 93.1% and 89.7% as of March 31, 2002 and December 31, 2001, respectively.

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2002, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	16,660	0	0	0	0	0	0	16,660
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	0	2,727	0	0	0	0	2,727
Subtotal	16,660	0	2,727	0	0	0	0	19,387

Loans	300,815	58	839	2,761	131	0	0	304,604
Total earning assets	317,475	58	3,566	2,761	131	0	0	323,991

Cash and due from banks	0	0	0	0	0	0	25,450	25,450
Premises and equipment	0	0	0	0	0	0	1,540	1,540
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	11,739	11,739
Total non-earning assets	0	0	0	0	0	0	38,729	38,729

Total assets	317,475	58	3,566	2,761	131	0	38,729	362,720

Funds purchased	372	0	0	0	0	0	0	372
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	372	0	0	0	0	0	0	372

Savings deposits	17,101	0	0	0	0	0	0	17,101
Trust Securities	0	5,000	0	0	0	0	0	5,000
Money market deposits	137,384	0	0	0	0	0	0	137,384
Time deposits	0	33,192	19,480	2,996	118	0	0	55,786
Total bearing liabilities	154,857	38,192	19,480	2,996	118	0	0	215,643

Demand deposits	0	0	0	0	0	0	116,919	116,919
Other liabilities	0	0	0	0	0	0	4,845	4,845
Equity capital	0	0	0	0	0	0	25,313	25,313
Total non-bearing liabilities	0	0	0	0	0	0	147,077	147,077

Total liabilities	154,857	38,192	19,480	2,996	118	0	147,077	362,720

GAP	162,618	(38,134)	(15,914)	(235)	13	0	(108,348)	0

Cumulative GAP	162,618	124,484	108,570	108,335	108,348	108,348	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2002.  As of March 31, 2002 the Company’s investment portfolio contained no unrealized gains and no unrealized losses.  By comparison, at March 31, 2001 the Company’s investment portfolio contained gross unrealized gains of $2,000 and no unrealized gains.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

Total shareholders equity was $25,313,000 and $24,955,000 as of March 31, 2002 and December 31, 2001, respectively.  The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-02	12-31-01
Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	8.51%	8.90%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-02	12-31-01
Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	9.70%	10.00%

	3-31-02	12-31-01
Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bancorp	10.95%	11.30%

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

No items were submitted to a vote of the Company’s shareholders during the first quarter of 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: May 10, 2002	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: May 10, 2002	/s/ Thomas McCullough
Thomas McCullough, Chief Financial Officer