Form 10-Q
period 2002-06-30
FIRST REGIONAL BANCORP
filed 2002-08-09
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended     June 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 6,2002
Common Stock, No Par Value	2,725,020

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

(unaudited)

	June 30,	December 31,
	2002	2001
ASSETS
Cash and due from banks	$79,802	$25,975
Federal funds sold	0	25,640

Cash and cash equivalents	79,802	51,615

Investment securities, available for sale, at fair value	2,741	2,739

Loans, net of allowance for losses of $5,200 in 2002 and $5,000 in 2001	339,005	280,383

Premises and equipment, net of accumulated depreciation	1,572	1,527

Accrued interest receivable and other assets	11,681	10,788

Total Assets	$434,801	$347,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$128,981	$116,112
Interest Bearing:
Savings deposits	44,647	16,477
Money market deposits	157,504	132,096
Time deposits	67,064	47,895

Total deposits	398,196	312,580

Note payable	937	1,013
Accrued interest payable and other liabilities	4,669	3,504
Trust Securities	5,000	5,000

Total Liabilities	408,802	322,097

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,730,000 and 2,750,000 shares issued in 2002 and 2001, respectively	13,750	13,850
Less: Unearned ESOP shares; 99,000 and 107,000 outstanding in 2002 and 2001, respectively	(888)	(958)
Total common stock, no par value; Outstanding 2,631,000 (2002) and 2,643,000 (2001) shares	12,862	12,892

Retained earnings	13,136	12,068
Accumulated other comprehensive income,
Net of tax	1	(5)

Total Shareholders’ Equity	25,999	24,955

Total Liabilities and Shareholders’ Equity	$434,801	$347,052

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
INTEREST INCOME:

Interest and fees on loans	$5,279	$5,382	$10,025	$11,140
Interest on investment securities	14	25	32	71
Interest on federal funds sold	61	459	154	735

Total interest income	5,354	5,866	10,211	11,946

INTEREST EXPENSE:

Interest on deposits	622	1,587	1,213	3,145
Interest on trust securities	72	0	142	0
Interest on other borrowings	2	2	4	5

Total interest expense	696	1,589	1,359	3,150

Net interest income	4,658	4,277	8,852	8,796

PROVISION FOR LOAN LOSSES	150	300	200	800

Net interest income after provision for loan losses	4,508	3,977	8,652	7,996

OTHER OPERATING INCOME:
Customer service fees	672	514	1,389	992
Other, net	142	123	268	254
Total other operating income	814	637	1,657	1,246

OPERATING EXPENSES:
Salaries and related benefits	2,625	2,174	5,053	4,341
Occupancy expense	325	289	655	559
Equipment expense	150	133	290	277
Promotion expense	62	106	109	141
Professional service expense	324	322	675	647
Customer service expense	81	119	170	251
Supply/communication expense	186	166	327	312
Other expenses	463	360	973	727
Total operating expenses	4,216	3,669	8,252	7,255

Income before provision for income taxes	1,106	945	2,057	1,987

PROVISION FOR INCOME TAXES	457	390	849	820

NET INCOME	$649	$555	$1,208	$1,167

EARNINGS PER SHARE (Note 2)
Basic	$0.25	$0.21	$0.46	$0.44
Diluted	$0.24	$0.21	$0.45	$0.44

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
OPERATING ACTIVITIES

Net Income	$1,208	$1,167

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	200	800
Depreciation and amortization	162	146
Amortization of investment security and guaranteed loan premiums	0	405
Accretion of investment security discounts	(2)	(28)
(Increase) decrease in accrued interest receivable	(29)	696
Decrease in accrued interest payable	(14)	(39)
Increase in taxes payable	619	279
Net increase in other liabilities	1,011	839
Net increase in other assets	(864)	(1,277)
Net cash provided by operating activities	2,291	2,988

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$0	$99
Decrease in investment securities	5	1024
Decrease in guaranteed loans	4,475	6,020
Net increase in other loans	(63,297)	(26,539)
Increase in premises and equipment	(207)	(292)
Net cash used in investing activities	(59,024)	(19,688)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	66,447	19,444
Net increase (decrease) in time deposits	19,169	(405)
Decrease in note payable	(76)	(76)
Decrease in securities sold under agreement to repurchase	(451)	(1,258)
Common stock repurchased and retired	(169)	(258)
Net cash provided by financing activities	84,920	17,447

Increase in cash and cash equivalents	28,187	747

Cash and cash equivalents, beginning of period	51,615	59,559

Cash and cash equivalents, end of period	$79,802	$60,306

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,378	$3,184
Income taxes paid	$686	$949

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations for the three and six month periods ended June 30, 2002 and 2001.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2001 annual report on Form 10K.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 31, 2001.  The adoption of this statement did not have a material effect on the Company’s financial statements as the Company has no recorded goodwill and the intangible asset continues to be amortizable.  For the six months ended June 2002, amortization expense for intangible assets is $64,000 and is estimated to be approximately $128,000 each year for the next four years.  These amortization amounts are consistent with 2001.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121.  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of this statement on January 1, 2002 did not have a material impact on the Corporation’s financial position, results of operations or cash flows.

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

	Three Months Ended June 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS

Income available to common shareholders	$649,000	2,629,102	$0.25

Effect of Dilutive
Securities
Incremental shares from assumed exercise of outstanding options		45,748	(0.01)

Diluted EPS

Income available to common shareholders	$649,000	2,674,850	$0.24

	Three Months Ended June 30, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$555,000	2,638,176	$0.21

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		36,781	(0.00)

Diluted EPS
Income available to common shareholders	$555,000	2,674,957	$0.21

	Six Months Ended June 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,208,000	2,629,981	$0.46

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		44,237	(0.01)

Diluted EPS
Income available to common shareholders	$1,208,000	2,674,218	$0.45

	Six Months Ended June 30, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,167,000	2,644,822	$0.44

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		33,112	(0.00)

Diluted EPS
Income available to common shareholders	$1,167,000	2,677,934	$0.44

NOTE 3	-	As of June 30, 2002 the Bank had a total of $3,233,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 4	-

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three and six month periods ended June 30, 2002 and 2001, the Company’s comprehensive income was as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001
	(in thousands)

Net Income	$649	$555
Other comprehensive income	1	2

Total comprehensive income	$650	$557

	Six Months Ended
	June 30, 2002	June 30, 2001
	(in thousands)

Net Income	$1,208	$1,167
Other comprehensive income	1	3

Total comprehensive income	$1,209	$1,170

NOTE 5	-

In 2001 the Company established First Regional Statutory Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Trust was formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

On December 18, 2001, the Trust issued $5,000,000 of Cumulative Preferred Capital Securities (the “Trust Securities”) in a private placement transaction, which represent undivided preferred beneficial interests in the assets of the Trust.  Simultaneously, the Trust purchased $5,000,000 of Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company.  The Company then invested the net proceeds of the sale of the Debentures in First Regional Bank as additional paid-in capital to support the Bank’s future growth.  The structure of this transaction enabled the Company to obtain additional Tier I capital for regulatory reporting purposes while permitting the Company to deduct the payment of future interest distributions for tax purposes.  The Trust Securities, which are not registered with the Securities Exchange Commission, must be redeemed in 2031.  Because of this required redemption, the Trust Securities are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

NOTE 6	-

Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of June 30, 2002 and 2001:  core banking operations, the administrative services in relation to TASC, and Trust Services.  The following describes these three business segments.

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

Administrative Services- The principal business activity of this segment is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

Trust Services - The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

Total assets of TASC at June 30, 2002 and December 31, 2001 were $814,000 and $864,000, respectively, and total assets of Trust Services at June 30, 2002 and December 31, 2001 were $85,000 and $92,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administration and custodial services, and the trust services for the six month periods ended June 30, 2002 and 2001.

	Core Banking Operations	Administrative Services	Trust Services	Six Month Period Ended June 30, 2002

Net interest income	$8,852			$8,852
Provision for Loan Losses	200			200
Other operating income	1,075	$365	$217	1,657
Other operating expenses	7,344	554	354	8,252
Provision for income taxes	849			849

Net income	$1,534	$(189)	$(137)	$1,208

	Core Banking Operations	Administrative Services	Six Month Period Ended June 30, 2001

Net interest income	$8,796		$8,796
Provision for Loan Losses	800		800
Other operating income	953	$293	1,246
Other operating expenses	6,744	511	7,255
Provision for income taxes	820		820

Net income	$1,385	$(218)	$1,167

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

As of June 30, 2002 total assets were $434,801,000 compared to $347,052,000 at December 31, 2001, an increase of $87,749,000 or 25.3%. Moreover, the June 30, 2002 asset level represents a $109,026,000 (33.7%) increase over the $325,775,000 that existed on the same date in 2001.  The 2002 asset growth reflects a corresponding increase in total deposits of $85,616,000 or 27.4%, from $312,580,000 at the end of 2001 to $398,196,000 at June 30, 2002.  While overall deposits increased, the deposit growth was centered primarily in savings and money market deposits while time deposits and noninterest bearing deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first six months of 2002.  The Bank’s core loan portfolio grew significantly by $58,622,000 during the six month period, bringing the Bank’s total loans to $339,005,000 at June 30, 2002 from the December 31, 2001 total of $280,383,000.  The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets.  Investment securities remained relatively constant, cash and cash equivalents, including cash and due from banks and federal funds sold, increased significantly by $28.2 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned a profit of $649,000 in the three months ended June 30, 2002, compared to earnings of $555,000 in the second quarter of 2001. The results for the six months ended June 30, 2002 were profits of $1,208,000 compared to a profit of $1,167,000 for the corresponding period of 2001, an increase of 3.5%.

NET INTEREST INCOME

Total interest income decreased by $512,000 (9%) for the second quarter of 2002 compared to the same period in 2001, and decreased by $1,735,000 (14%) for the six month period ended June 30, 2002 compared to the prior year although total earning assets were substantially higher (18.5%) in 2002 than in 2001.  The majority of the decrease in interest income arises from a substantial decrease of $1,115,000 (10%) in interest on loans from $11,140,000 for the six months ended June 30, 2001 compared to $10,025,000 for the same period in 2002.  Although there was an increase in the loan portfolio of $88,134,000 (35%) from June 30, 2001 to June 30, 2002, this decrease in interest income on loans relates to the Federal Reserve’s unprecedented series of interest rate reductions throughout 2001. For the three months ended June 30, 2002 interest expense decreased by $893,000 (56%) to $696,000 from the 2001 level of $1,589,000 and for the six months ended June 30, 2002 interest expense decreased by $1,791,000 (57%) to $1,359,000 from the 2001 level of $3,150,000 due to a series of interest rate reductions although total deposits increased $101,094,000 (34%) from June 30, 2001 to June 30, 2002. The increases were primarily in noninterest bearing demand deposit accounts, savings and money market deposits.  The net result was an increase in net interest income of $381,000 (9%), from $4,277,000 in the second quarter of 2001 to $4,658,000 for the second quarter of 2002 and an increase in net interest income of $56,000 (1%), from $8,796,000 for the six months ended June 30, 2001 to $8,852,000 for the first six months of 2002.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Six Month Period Ended June 30,
	2002			2001
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$311,914	$10,025	6.4%	$243,908	$11,140	9.1%

Investment Securities	2,751	32	2.3%	2,497	69	5.5%

Federal Funds Sold	18,336	154	1.7%	31,606	735	4.7%

Time Deposits With Other Financial Institutions	0	0	0.0%	44	2	9.1%

Total Interest Earning Assets	$333,001	$10,211	6.1%	$278,055	$11,946	8.6%

	For the Six Month Period Ended June 30,
	2002			2001
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$4,241	$19	0.9%	$1,770	$21	2.4%

Money Market Accounts	153,484	679	0.9%	115,636	1,501	2.6%

Time deposits	56,072	515	1.8%	63,817	1,623	5.1%

Trust Securities	5,000	142	5.7%	0	0	0.0%

Securities sold under agreements to repurchase	$455	$4	1.8%	$190	$5	5.3%

Total interest bearing liabilities	$214,252	$1,359	1.2%	$181,413	$3,150	3.5%

(1)                                  This figure reflects total loans, including non–accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first six months of $5,052,000 in 2002 and $4,795,000 in 2001.

(2)                                  Includes loan fees in the first six months of $854,000 in 2002 and $719,000 in 2001.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Six Month Period Ended June 30,
	2002	2001
	(Dollars in Thousands)

Total interest income(1)	$10,211	$11,946

Total interest expense	1,359	3,150

Net interest earnings	$8,852	$8,796

Average interest earning assets	$333,001	$278,055

Average interest bearing liabilities	$219,252	$181,413

Net yield on average interest earning assets	5.3%	6.3%

(1)           Includes loan fees in the first six months of $854,000 in 2002 and $719,000 in 2001.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease)
	For the Six Month Periods
	June 30,
	2002 over 2001
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans(2)	$17,788	$(18,903)	$(1,115)

Funds sold	(230)	(351)	(581)

Investment securities	6	(45)	(39)

Total Interest Earning Assets	$17,564	$(19,299)	$(1,735)

Interest Expense(1)

Savings	$(4)	$2	$(2)

Money market	811	(1,633)	(822)

Trust Securities	142	0	142

Time	(177)	(931)	(1,108)

Securities sold under agreements to repurchase	(2)	1	(1)

Total interest bearing liabilities	$770	$(2,561)	$(1,791)

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees in the first six months of $854,000 in 2002 and $719,000 in 2001.

OTHER OPERATING INCOME

Other operating income increased to $814,000 in the second quarter of 2002 from $637,000 in the three months ended June 30, 2001.  For the first half of 2002 other operating income also increased to $1,657,000 for the six months ended June 30, 2002 from $1,246,000 for the first six months of 2001.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $215,000 for the second quarter of 2002 and $487,000 for the six months ended June 30, 2002 in contrast with $226,000 for the second quarter of 2001 and $434,000 for the six months ended June 30, 2001.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, also had an increase in revenue to $365,000 for the six months ended June 30, 2002 in contrast with $293,000 in the first six months of 2001.  The Bank’ Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue of $222,000 in the first six months of 2002 and no revenue during the first six months of 2001.  No gains or losses on securities sales or sales of premises and equipment were realized in the first six months of 2002 or 2001.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001
	(Dollars in Thousands)

Commercial loans	$75,312	$72,173
Real estate construction loans	57,877	46,748
Real estate loans	193,466	143,762
Government guaranteed loans	18,524	22,999
Other loans	898	1,125

Total loans	346,077	286,807

Less - Allowances for loan losses	5,200	5,000
- Deferred loan fees	1,872	1,424

Net loans	$339,005	$280,383

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

When considered necessary by management, the Bank also establishes special reserves to reflect unusual conditions that could impact the repayment performance of the Bank's borrowers. In 2001, for example, the bank established special reserves relating to California's energy crisis and the economic recession. In 2002, Management concluded that these factors would no longer influence borrower performance, and the associated reserves were discontinued.

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $5,200,000 and $5,000,000 (or 1.51% and 1.75% of gross outstanding loans) at June 30, 2002 and December 31, 2001 respectively.  Provisions for loan losses were $150,000 and $200,000 for the three and six month period ended June 30, 2002, compared to $300,000 and $800,000 for the same periods of 2001. For the three and six months ended June 30, 2002, the Company generated no net loan charge-offs; by comparison, in the first half of 2001 the Company experienced net loan chargeoffs of $301,000 and $559,000.

For the quarter ended June 30, 2002 the Company identified loans having an aggregate average balance of $109,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to  discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at June 30, 2002 totaled $22,000 for the loans as a group.

OTHER OPERATING EXPENSES

Other operating expenses increased in the first six months of 2002 compared to the same period of 2001, although some categories of expense actually decreased from the levels of previous periods.  Other operating expenses rose to a total of $4,216,000 for the second quarter of 2002 from $3,669,000 for the three months ended June 30, 2001.  For the six months ended June 30, 2002 other operating expenses totaled $8,252,000, an increase from $7,255,000 for the corresponding period in 2001.

Salary and related benefits increased by $451,000, rising from a total of $2,174,000 for the second quarter of 2001 to $2,625,000 for the same period in 2002, and also rose for the six months ended June 30, to $5,053,000 from $4,341,000 in 2001.  The increase principally reflects increases in staffing which took place during 2001 due to staffing in the new trust department and also reflects employee salary adjustments.  Occupancy expense rose to $325,000 for the three months ended June 30, 2002 from $289,000 in the second quarter of 2001, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2002 compared to the prior year, increasing from $1,206,000 for the second quarter of 2001 to $1,266,000 for the second quarter of 2002 and a corresponding increase from $2,355,000 for the first six months of 2001 to $2,544,000 for the same period of 2002.

The combined effects of the above-described factors resulted in income before taxes of $1,106,000 for the three months ended June 30, 2002 compared to $945,000 for the second quarter of 2001.  For the six months ended June 30, 2002 income before taxes is $2,057,000 compared to $1,987,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for taxes increased from $390,000 in 2001 to $457,000 in 2002.  For the six months ended June 30, 2002 the provisions were $849,000 compared to $820,000 in 2001.  This brought net income for the second quarter of 2002 to $649,000 compared to $555,000 for the same period in 2001.  For the six months ended June 30, net income in 2002 was $1,208,000, while 2001 net income through June 30 was $1,167,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities available for sale, and federal funds sold) stood at 20.7% of total deposits at June 30, 2002.  This level represents an increase from the 17.4% liquidity level which existed on December 31, 2001.  In addition, at June 30, 2002 some $18.5 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 85.1% and 89.7% as of June 30, 2002 and December 31, 2001, respectively.

Total shareholders equity was $25,999,000 and $24,955,000 as of June 30, 2002 and December 31, 2001, respectively.  The Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows (the Company’s ratios are substantially the same):

	6-30-02	12-31-01

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bank	8.36%	8.90%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows (the Company’s ratios are substantially the same):

	6-30-02	12-31-01

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bank	9.13%	10.00%

	6-30-02	12-31-01

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bank	10.38%	11.30%

At June 30, 2002, the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company believes that it will continue to meet all applicable capital standards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2002, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	0	0	0	0	0	0	0	0
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	0	2,741	0	0	0	0	2,741
Subtotal	0	0	2,741	0	0	0	0	2,741

Loans	335,480	0	3,311	56	158	0	0	339,005
Total earning assets	335,480	0	6,052	56	158	0	0	341,746

Cash and due from banks	0	0	0	0	0	0	79,802	79,802
Premises and equipment	0	0	0	0	0	0	1,572	1,572
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	11,681	11,681
Total non-earning assets	0	0	0	0	0	0	93,055	93,055

Total assets	335,480	0	6,052	56	158	0	93,055	434,801

Funds purchased	186	0	0	0	0	0	0	186
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	186	0	0	0	0	0	0	186

Savings deposits	44,647	0	0	0	0	0	0	44,647
Trust Securities	0	5,000	0	0	0	0	0	5,000
Money market deposits	157,504	0	0	0	0	0	0	157,504
Time deposits	0	37,262	28,809	875	118	0	0	67,064
Total bearing liabilities	202,337	42,262	28,809	875	118	0	0	274,401

Demand deposits	0	0	0	0	0	0	128,981	128,981
Other liabilities	937	0	0	0	0	0	4,483	5,420
Equity capital	0	0	0	0	0	0	25,999	25,999
Total non-bearing liabilities	937	0	0	0	0	0	159,463	160,400

Total liabilities	203,274	42,262	28,809	875	118	0	159,463	434,801

GAP	132,206	(42,262)	(22,757)	(819)	40	0	(66,408)	0

Cumulative GAP	132,206	89,944	67,187	66,368	66,408	66,408	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first half of 2002.  As of June 30, 2002 the Company’s investment portfolio contained gross unrealized gains of $1,000 and no unrealized losses.  By comparison, at June 30, 2001 the Company’s investment portfolio contained gross unrealized gains of $3,000 and no unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the normal course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual meeting of shareholders on May 16, 2002.  The Bylaws were amended providing for the establishment of a classified Board of Directors and the elimination of cumulative voting.

The Board of Directors was elected as follows (Class 1 serve until 2003 and Class 2 serve until 2004):

Class 1	Class 2
Gary M. Horgan	Fred M. Edwards
Thomas E. McCullough	H. Anthony Gartshore
Marilyn Sweeney	Lawrence J. Sherman
Jack A. Sweeney

The Company’s 1999 Stock Option Plan covering 600,000 shares of the Company’s Common Stock was ratified.

No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2002.

CERTIFICATION AND SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his capacity as an officer of First Regional Bancorp (the “Company”) that the Quarterly Report of the Company on Form 10Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

FIRST REGIONAL BANCORP

Date: August 8, 2002	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: August 8, 2002	/s/ Thomas McCullough
Thomas McCullough, Chief Financial Officer