Form 10-Q
period 2002-09-30
FIRST REGIONAL BANCORP
filed 2002-11-13
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended        September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,725,020
Class	Outstanding on November 7, 2002

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Cash and due from banks	$25,734	$25,975
Federal funds sold	22,975	25,640

Cash and cash equivalents	48,709	51,615

Investment securities, available for sale, at fair value	2,733	2,739

Loans, net of allowance for losses of $5,350 in 2002 and $5,000 in 2001	355,681	280,383

Premises and equipment, net of accumulated depreciation	1,531	1,527

Accrued interest receivable and other assets	12,781	10,788

Total Assets	$421,435	$347,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$128,860	$116,112
Interest Bearing:
Savings deposits	23,792	16,477
Money market deposits	164,562	132,096
Time deposits	59,427	47,895

Total deposits	376,641	312,580

Note payable	900	1,013
Accrued interest payable and other liabilities	4,519	3,504
Trust Securities	12,500	5,000

Total Liabilities	394,560	322,097

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,725,000 and 2,750,000 shares issued in 2002 and 2001, respectively	13,725	13,850
Less: Unearned ESOP shares; 95,000 and 107,000 outstanding in 2002 and 2001, respectively	(853)	(958)
Total common stock, no par value; Outstanding 2,630,000 (2002) and 2,643,000 (2001) shares	12,872	12,892

Retained earnings	14,003	12,068
Accumulated other comprehensive income, Net of tax	0	(5)

Total Shareholders’ Equity	26,875	24,955

Total Liabilities and Shareholders’ Equity	$421,435	$347,052

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

INTEREST INCOME:

Interest and fees on loans	$5,838	$5,268	$15,863	$16,408
Interest on investment securities	13	23	45	94
Interest on federal funds sold	179	213	333	948

Total interest income	6,030	5,504	16,241	17,450

INTEREST EXPENSE:

Interest on deposits	726	1,180	1,939	4,325
Interest on trust securities	70	0	212	0
Interest on other borrowings	3	3	7	8

Total interest expense	799	1,183	2,158	4,333

Net interest income	5,231	4,321	14,083	13,117

PROVISION FOR LOAN LOSSES	150	100	350	900

Net interest income after provision for loan losses	5,081	4,221	13,733	12,217

OTHER OPERATING INCOME:
Customer service fees	731	571	2,121	1,563
Other, net	146	148	413	402
Total other operating income	877	719	2,534	1,965

OPERATING EXPENSES:
Salaries and related benefits	2,807	2,225	7,860	6,566
Occupancy expense	320	306	975	865
Equipment expense	153	136	443	413
Promotion expense	70	67	179	208
Professional service expense	308	348	983	995
Customer service expense	113	134	283	385
Supply/communication expense	195	158	522	470
Other expenses	449	502	1,422	1,229
Total operating expenses	4,415	3,876	12,667	11,131

Income before provision for income taxes	1,543	1,064	3,600	3,051

PROVISION FOR INCOME TAXES	634	441	1,483	1,261

NET INCOME	$909	$623	$2,117	$1,790

EARNINGS PER SHARE (Note 2)
Basic	$0.35	$0.24	$0.81	$0.68
Diluted	$0.34	$0.23	$0.79	$0.67

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES

Net Income	$2,117	$1,790

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	350	900
Depreciation and amortization	244	223
Amortization of investment security and guaranteed loan premiums	16	514
Accretion of investment security discounts	(38)	(39)
Decrease in accrued interest receivable	17	873
Decrease in accrued interest payable	(53)	(173)
Increase in taxes payable	448	174
Net increase in other liabilities	834	878
Net increase in other assets	(2,010)	(1,922)

Net cash provided by operating activities	1,925	3,218

INVESTING ACTIVITIES

Decrease in investments in time deposits with other financial institutions	$0	$99
Decrease (increase) in investment securities	45	(735)
Decrease in guaranteed loans	6,161	7,842
Net increase in other loans	(81,821)	(35,733)
Increase in premises and equipment	(248)	(353)

Net cash used in investing activities	(75,863)	(28,880)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits money market deposits, and other deposits	52,529	29,215
Net increase (decrease) in time deposits	11,532	(4,126)
Decrease in note payable	(113)	(113)
Decrease in securities sold under agreement to repurchase	(214)	(1,401)
Issuance of Trust Securities	7,500	0
Common stock repurchased and retired	(202)	(223)

Net cash provided by financing activities	71,032	23,352

Decrease in cash and cash equivalents	(2,906)	(2,310)

Cash and cash equivalents, beginning of period	51,615	59,559

Cash and cash equivalents, end of period	$48,709	$57,249

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,217	$4,506
Income taxes paid	$1,491	$1,494

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

NOTE 1  -                                            First Regional Bancorp, a bank holding company (the Company), and one of its wholly-owned subsidiaries, First Regional Bank primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  Certain amounts in the 2001 financial statements have been reclassified to be comparable with the classifications used in the 2002 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2001 annual report on Form 10K.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 31, 2001.  The adoption of this statement did not have a material effect on the Company’s financial statements as the Company has no recorded goodwill and the intangible asset continues to be amortizable.  For the nine months ended September 2002, amortization expense for intangible assets is $96,000 and is estimated to be approximately $128,000 each year for the next four years.  These amortization amounts are consistent with 2001.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for fiscal years beginning after December 31, 2002.  This standard requires costs associated with exit or disposal activities (including restructurings), to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. Management believes that the adoption of this statement will not have a material impact on the results of operations, the financial position or cash flows of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No. 141 and No. 142. In addition, this Statement amends FASB Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company has adopted the provisions of SFAS No. 147 for acquisitions of financial institutions that are initiated after October 1, 2002. Management believes that the adoption of this statement will not have a material impact on the results of operations, the financial position or cash flows of the Company.

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

	Three Months Ended September 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$909,000	2,629,310	$0.35

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		47,649	(0.01)

Diluted EPS
Income available to common shareholders	$909,000	2,676,959	$0.34

	Three Months Ended September 30, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$623,000	2,642,230	$0.24

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		36,165	(0.01)

Diluted EPS
Income available to common shareholders	$623,000	2,678,395	$0.23

	Nine Months Ended September 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$2,117,000	2,629,602	$0.81

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		45,375	(0.02)

Diluted EPS
Income available to common shareholders	$2,117,000	2,674,977	$0.79

	Nine Months Ended September 30, 2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,790,000	2,644,242	$0.68

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		25,504	(0.01)

Diluted EPS
Income available to common shareholders	$1,790,000	2,669,746	$0.67

NOTE 3  -                                            As of September 30, 2002 the Bank had a total of $2,130,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4  -                                            The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2002 and 2001, the Company’s comprehensive income was as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001
	(in thousands)

Net Income	$909	$623
Other comprehensive income	0	3

Total comprehensive income	$909	$626

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(in thousands)

Net Income	$2,117	$1,790
Other comprehensive income	0	3

Total comprehensive income	$2,117	$1,793

NOTE 5  -                                            In 2002 the Company established First Regional Statutory Trust II (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company.  In 2001 the Company established First Regional Statutory Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company.  These Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

On September 26, 2002, the Trust issued $7,500,000 of Cumulative Preferred Capital Securities (the “Trust Securities”) in a private placement transaction, which represent undivided preferred beneficial interests in the assets of the Trust.  Simultaneously, the Trust purchased $7,500,000 of Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company.  The Company then invested the majority of the net proceeds of the sale of the Debentures in First Regional Bank as additional paid-in capital to support the Bank’s future growth.

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

The structure of these transactions enabled the Company to obtain additional Tier I capital for regulatory reporting purposes while permitting the Company to deduct the payment of future interest distributions for tax purposes.  The Trust Securities, which are not registered with the Securities Exchange Commission, must be redeemed in 30 years.  Because of this required redemption, the Trust Securities are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

NOTE 6  -                                        Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of September 30, 2002 and 2001:  core banking operations, the administrative services in relation to TASC, and Trust Services.  The following describes these three business segments:

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

Total assets of TASC at September 30, 2002 and December 31, 2001 were $805,000 and $864,000, respectively, and total assets of Trust Services at September 30, 2002 and December 31, 2001 were $82,000 and $92,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administration and custodial services, and the trust services for the nine month periods ended September 30, 2002 and 2001.

	Core Banking Operations	Administrative Services	Trust Services	Nine Month Period Ended September 30, 2002

Net interest income	$14,083			$14,083
Provision for Loan Losses	350			350
Other operating income	1,607	$596	$331	2,534
Other operating expenses	11,347	799	521	12,667
Provision for income taxes	1,483			1,483

Net income	$2,510	$(203)	$(190)	$2,117

	Core Banking Operations	Administrative Services	Trust Services	Nine Month Period Ended September 30, 2001

Net interest income	$13,117			$13,117
Provision for Loan Losses	900			900
Other operating income	1,514	$434	$17	1,965
Other operating expenses	10,054	763	314	11,131
Provision for income taxes	1,261			1,261

Net income	$2,416	$(329)	$(297)	$1,790

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

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.  In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increase or decreases in nonperforming and impaired loans.  Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses.

As of September 30, 2002 total assets were $421,435,000 compared to $347,052,000 at December 31, 2001, an increase of $74,383,000 or 21.4%. Moreover, the September 30, 2002 asset level represents an $89,331,000 (26.9%) increase over the $332,104,000 that existed on the same date in 2001.  The 2002 asset growth reflects a corresponding increase in total deposits of $64,061,000 or 20.5%, from $312,580,000 at the end of 2001 to $376,641,000 at September 30, 2002.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, noninterest bearing deposits, and time deposits while savings deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first nine months of 2002.  The Bank’s core loan portfolio grew significantly by $75,298,000 during the nine month period, bringing the Bank’s total loans to $355,681,000 at September 30, 2002 from the December 31, 2001 total of $280,383,000.  The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets.  Investment securities remained relatively constant, cash and cash equivalents, including cash and due from banks and federal funds sold, decreased by $2.9 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned a profit of $909,000 in the three months ended September 30, 2002, compared to earnings of $623,000 in the third quarter of 2001. The results for the nine months ended September 30, 2002 were profits of $2,117,000 compared to a profit of $1,790,000 for the corresponding period of 2001, an increase of 18.3%.

NET INTEREST INCOME

Total interest income increased by $526,000 (10%) for the third quarter of 2002 compared to the same period in 2001, and decreased by $1,209,000 (7%) for the nine month period ended September 30, 2002 compared to the prior year although total earning assets were substantially higher (31.3%) in 2002 than in 2001.  The majority of the decrease in interest income arises from a substantial decrease of $615,000 (65%) in interest on federal funds sold from $948,000 for the nine months ended September 30, 2001 compared to $333,000 for the same period in 2002.  There was a decrease in the average federal funds sold of $3,523,000 (12%) from September 30, 2001 to September 30, 2002, but this decrease in interest income on federal funds sold relates also to the Federal Reserve’s unprecedented series of interest rate reductions throughout 2001.  Another portion of the decrease in interest income arises from a substantial decrease of $545,000 (3%) in interest on loans from $16,408,000 for the nine months ended September 30, 2001 compared to $15,863,000 for the same period in 2002.  Although there was an increase in the loan portfolio of $97,634,000 (38%) from September 30, 2001 to September 30, 2002, this decrease in interest income on loans relates to the Federal Reserve’s unprecedented series of interest rate reductions throughout 2001. For the three months ended September 30, 2002 interest expense decreased by $384,000 (32%) to $799,000 from the 2001 level of $1,183,000 and for the nine months ended September 30, 2002 interest expense decreased by $2,175,000 (50%) to $2,158,000 from the 2001 level of $4,333,000 due to a series of interest rate reductions although total deposits increased $73,489,000 (24%) from September 30, 2001 to September 30, 2002. The increases were primarily in noninterest bearing demand deposit accounts, savings and money market deposits.  The net result was an increase in net interest income of $910,000 (21%), from $4,321,000 in the third quarter of 2001 to $5,231,000 for the third quarter of 2002 and an increase in net interest income of $966,000 (7%), from $13,117,000 for the nine months ended September 30, 2001 to $14,083,000 for the first nine months of 2002.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Nine Month Period Ended September 30,
	2002			2001
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$325,400	$15,863	6.5%	$249,296	$16,408	8.8%

Investment Securities	2,748	45	2.2%	2,383	92	5.1%

Federal Funds Sold	25,847	333	1.7%	29,370	948	4.3%

Time Deposits With Other Financial Institutions	0	0	0.0%	29	2	9.2%

Total Interest Earning Assets	$353,995	$16,241	6.1%	$281,078	$17,450	8.3%

	For the Nine Month Period Ended September 30,
	2002			2001
	Average Balance	Income(2)/ Expense	Yield/ Rate%	Average Balance	Income(2)/ Expense	Yield/ Rate%
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$5,937	$47	1.1%	$2,098	$38	2.4%

Money Market Accounts	163,195	1,088	0.9%	117,518	2,144	2.4%

Time deposits	58,106	804	1.8%	61,393	2,143	4.6%

Trust Securities	5,000	212	5.7%	0	0	0.0%

Securities sold under agreements to repurchase	$597	$7	1.6%	$434	$8	2.5%

Total interest bearing liabilities	$232,835	$2,158	1.2%	$181,443	$4,333	3.2%

(1)                                  This figure reflects total loans, including non–accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first nine months of $5,120,000 in 2002 and $4,835,000 in 2001.

(2)                                  Includes loan fees in the first nine months of $1,511,000 in 2002 and $1,099,000 in 2001.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Nine Month Period Ended September 30,
	2002	2001
	(Dollars in Thousands)

Total interest income (1)	$16,241	$17,450

Total interest expense	2,158	4,333

Net interest earnings	$14,083	$13,117

Average interest earning assets	$353,995	$281,078

Average interest bearing liabilities	$232,835	$181,443

Net yield on average interest earning assets	5.3%	6.2%

(1)           Includes loan fees in the first nine months of $1,511,000 in 2002 and $1,099,000 in 2001.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non–performing loans are included in average loans.

	Increase (Decrease) For the Nine Month Periods September 30, 2002 over 2001
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$(3,480)	$2,935	$(545)

Funds sold	(102)	(513)	(615)

Investment securities	17	(64)	(47)

Total Interest Earning Assets	$(3,565)	$2,358	$(1,207)

Interest Expense (1)

Savings	$13	$(4)	$9

Money market	1,675	(2,731)	(1,056)

Trust Securities	212	0	212

Time deposits	(109)	(1,230)	(1,339)

Securities sold under agreements to repurchase	(28)	27	(1)

Total interest bearing liabilities	$1,763	$(3,938)	$(2,175)

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees in the first nine months of $1,511,000 in 2002 and $1,099,000 in 2001.

OTHER OPERATING INCOME

Other operating income increased to $877,000 in the third quarter of 2002 from $719,000 in the three months ended September 30, 2001.  For the first nine months of 2002 other operating income also increased to $2,534,000 for the nine months ended September 30, 2002 from $1,965,000 for the first nine months of 2001.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $209,000 for the third quarter of 2002 and $696,000 for the nine months ended September 30, 2002 in contrast with $292,000 for the third quarter of 2001 and $726,000 for the nine months ended September 30, 2001.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had an increase in revenue to $595,000 for the nine months ended September 30, 2002 in contrast with $434,000 in the first nine months of 2001.  The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue of $339,000 in the first nine months of 2002 and revenue of $19,000 during the first nine months of 2001.  No gains or losses on securities sales or sales of premises and equipment were realized in the first nine months of 2002 or 2001.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(Dollars in Thousands)

Commercial loans	$77,102	$72,173
Real estate construction loans	62,110	46,748
Real estate loans	205,993	143,762
Government guaranteed loans	16,826	22,999
Other loans	1,042	1,125

Total loans	363,073	286,807

Less - Allowances for loan losses	5,350	5,000
- Deferred loan fees	2,042	1,424

Net loans	$355,681	$280,383

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

When considered necessary by management, the Bank also establishes special reserves to reflect unusual conditions that could impact the repayment performance of the Bank’s borrowers.  In 2001, for example, the bank established special reserves relating to California’s energy crisis and the economic recession.  In 2002, Management concluded that these factors would no longer influence borrower performance, and the associated reserves were discontinued.

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $5,350,000 and $5,000,000 (or 1.48% and 1.75% of gross outstanding loans) at September 30, 2002 and December 31, 2001 respectively.  Provisions for loan losses were $150,000 and $350,000 for the three and nine month period ended September 30, 2002, compared to $100,000 and $900,000 for the same periods of 2001. For the three and nine months ended September 30, 2002, the Company generated no net loan charge-offs; by comparison, in the first nine months of 2001 the Company experienced net loan chargeoffs of $0 and $559,000.

For the quarter ended September 30, 2002 the Company identified loans having an aggregate average balance of $239,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to  discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at September 30, 2002 totaled $50,000 for the loans as a group.

OTHER OPERATING EXPENSES

Other operating expenses increased in the first nine months of 2002 compared to the same period of 2001, although some categories of expense actually decreased from the levels of previous periods.  Other operating expenses rose to a total of $4,415,000 for the third quarter of 2002 from $3,876,000 for the three months ended September 30, 2001.  For the nine months ended September 30, 2002 other operating expenses totaled $12,667,000, an increase from $11,131,000 for the corresponding period in 2001.

Salary and related benefits increased by $582,000, rising from a total of $2,225,000 for the third quarter of 2001 to $2,807,000 for the same period in 2002, and also rose for the nine months ended September 30, to $7,860,000 from $6,566,000 in 2001.  The increase principally reflects increases in staffing which took place during 2001 due to staffing in the new trust department and also reflects employee salary adjustments.  Occupancy expense rose to $320,000 for the three months ended September 30, 2002 from $306,000 in the third quarter of 2001, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2002 compared to the prior year, increasing from $3,700,000 for the first nine months of 2001 to $3,832,000 for the same period of 2002, although the expenses for the nine months increased, the third quarter expenses decreased from $1,345,000 in 2001 to $1,288,000 for the same period of 2002.

The combined effects of the above-described factors resulted in income before taxes of $1,543,000 for the three months ended September 30, 2002 compared to $1,064,000 for the third quarter of 2001.  For the nine months ended September 30, 2002 income before taxes is $3,600,000 compared to $3,051,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for taxes increased from $441,000 in 2001 to $634,000 in 2002.  For the nine months ended September 30, 2002 the provisions were $1,483,000 compared to $1,261,000 in 2001.  This brought net income for the third quarter of 2002 to $909,000 compared to $623,000 for the same period in 2001.  For the nine months ended September 30, net income in 2002 was $2,117,000, while 2001 net income through September 30 was $1,790,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities available for sale, and federal funds sold) stood at 13.7% of total deposits at September 30, 2002.  This level represents a decrease from the 17.4% liquidity level which existed on December 31, 2001.  In addition, at September 30, 2002 some $16.8 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 94.4% and 89.7% as of September 30, 2002 and December 31, 2001, respectively.

Total shareholders equity was $26,875,000 and $24,955,000 as of September 30, 2002 and December 31, 2001, respectively.  The Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows (the Company’s ratios are substantially the same):

	9-30-02	12-31-01

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bank	8.86%	8.90%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows (the Company’s ratios are substantially the same):

	9-30-02	12-31-01

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bank	10.53%	10.00%

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bank	11.78%	11.30%

At September 30, 2002, the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because custome deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2002, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	22,975	0	0	0	0	0	0	22,975
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	0	2,733	0	0	0	0	2,733
Subtotal	22,975	0	2,733	0	0	0	0	25,708

Loans	351,963	151	2,600	818	149	0	0	355,681
Total earning assets	374,938	151	5,333	818	149	0	0	381,389

Cash and due from banks	0	0	0	0	0	0	25,734	25,734
Premises and equipment	0	0	0	0	0	0	1,531	1,531
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	12,781	12,781
Total non-earning assets	0	0	0	0	0	0	40,046	40,046

Total assets	374,938	151	5,333	818	149	0	40,046	421,435

Funds purchased	423	0	0	0	0	0	0	423
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	423	0	0	0	0	0	0	423

Savings deposits	23,792	0	0	0	0	0	0	23,792
Trust Securities	0	12,500	0	0	0	0	0	12,500
Money market deposits	164,562	0	0	0	0	0	0	164,562
Time deposits	0	29,288	27,914	2,114	111	0	0	59,427
Total bearing liabilities	188,777	41,788	27,914	2,114	111	0	0	260,704

Demand deposits	0	0	0	0	0	0	128,860	128,860
Other liabilities	900	0	0	0	0	0	4,096	4,996
Equity capital	0	0	0	0	0	0	26,875	26,875
Total non-bearing liabilities	900	0	0	0	0	0	159,831	160,731

Total liabilities	189,677	41,788	27,914	2,114	111	0	159,831	421,435

GAP	185,261	(41,637)	(22,581)	(1,296)	38	0	(119,785)	0

Cumulative GAP	185,261	143,624	121,043	119,747	119,785	119,785	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 2002.  As of September 30, 2002 the Company’s investment portfolio contained no gross unrealized gains or losses.  By comparison, at September 30, 2001 the Company’s investment portfolio contained gross unrealized gains of $5,000 and no unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives.  Management also evaluated the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the Company’s controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company.  Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the normal course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholder vote during the third quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2002.

CERTIFICATION AND SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his capacity as an officer of First Regional Bancorp (the “Company”) that the Quarterly Report of the Company on Form 10Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

FIRST REGIONAL BANCORP

Date: November 12, 2002	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 12, 2002	/s/ Thomas McCullough

Thomas McCullough, Chief Financial Officer

Certification

I, Thomas McCullough, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Regional Bancorp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas McCullough

Thomas McCullough, Chief Financial Officer

Certification

I, Jack A. Sweeney, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Regional Bancorp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer