Form 10-K
period 2002-12-31
FIRST REGIONAL BANCORP
filed 2003-03-28
CIK 356708

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002        Commission File No. 0-10232

FIRST REGIONAL BANCORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3582843 (I.R.S. Employer Identification Number)
1801 Century Park East Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)
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

        Aggregate market value of Common Stock held by non-affiliates as of March 18, 2003: $24,605,100

        Number of shares of Common Stock outstanding at March 18, 2003: 2,924,730.

        Documents incorporated by reference and parts of Form 10-K into which incorporated:

Portions of Proxy Statement for 2003 Annual Meeting of Share-holders (to be filed within 120 days of fiscal year end)	PART III
Annual Report on Form 10-K for the Years Ended December 31, 1982, 1987, 1988, 1991, and 1993	PART IV
Registration Statement on Form 10 as Filed with the Commission in March, 1982	PART IV
Registration Statement on Form S-14 Filed with the Commission on December 2, 1981 (File Number 2-75140)	PART IV

FORM 10-K
TABLE OF CONTENTS AND
CROSS REFERENCE SHEET

		Page in 10-K	Incorporation by Reference
PART I
Item 1.	Business	2
Item 2.	Properties	33
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
PART II
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	35
Item 6.	Selected Financial Data	36
Item 7.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	37
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Disagreements on Accounting and Financial Disclosure	48
PART III
Item 10.	Directors and Executive Officers of the Registrant	49	2003 Proxy Statement
Item 11.	Executive Compensation	49	2003 Proxy Statement
Item 12.	Security Ownership of Certain Beneficial Owners and Management	49	2003 Proxy Statement
Item 13.	Certain Relationships and Related Transactions	49	2003 Proxy Statement
Item 14.	Controls and Procedures	49
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	50
CERTIFICATIONS AND SIGNATURES		51
INDEX TO FINANCIAL STATEMENTS		56
INDEX TO EXHIBITS		88

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

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term

"mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. The Bank formed Trust Administrative Services Corp. during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 18, 2003 the Bank had 132 equivalent full-time employees.

Competition

        The banking business in California generally, and in the Los Angeles County area where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

SUPERVISION AND REGULATION OF THE COMPANY

  GENERAL

        The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). Under FRB regulation, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

        The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (the "Commissioner" or the "DFI"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

        The Company has a class of securities registered with the Securities and Exchange Commission ("SEC") under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and has its common stock listed on the National Market System of the Nasdaq Market System ("Nasdaq"). Consequently, the Company is subject to supervision and regulation by the SEC and compliance with Nasdaq listing requirements.

  RECENT LEGISLATION

  The Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 (the "SOX") was signed into law on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933, as amended, and the Exchange Act. The SOX is designed to protect investors in capital markets by improving the accuracy and reliability of corporate disclosures of public companies. The SOX is intended to provide a payment framework that improves the quality of independent audits and accounting services, financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. The SOX's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act or are otherwise reporting to the SEC pursuant to Section 15(d) of the Exchange Act (collectively, the "public companies"). It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by many notable companies in 2002.

        The SOX's provisions will become effective at different times, ranging from immediately upon enactment, which was July 30, 2002, to later dates specified in the SOX or the date on which the required implementing regulations become effective. In addition to SEC rulemaking to implement the SOX, Nasdaq and the New York Stock Exchange will be proceeding with their proposed changes to their listing standards which, in some instances, may impose requirements more rigorous than those set forth in the SOX. Wide-ranging in scope, the SOX will have a direct and significant impact on banks and bank holding companies that are public companies, including the Company.

  Enhanced Financial Disclosure and Reports.

        Certification of Financial Statements.    The SOX contains two different certification provisions, Section 302 and Section 906, each of which requires the CEOs and CFOs of public companies to certify certain matters in periodic reports filed with the SEC.

        The Section 906 certification requires each periodic report containing financial statements filed under Section 13(a) or 15(d) of the Exchange Act by an issuer to be accompanied by a written statement or certification by the CEO and CFO (or their equivalent). Section 906 provides for two levels of criminal penalties, depending on the intent of the signing officer. If the signing officer willfully certifies his written statement knowing that the periodic report accompanying the statement does not comport with all the requirements of Section 906, then such officer could be fined up to $5 million and imprisoned up to 20 years. The Section 906 certification requirement became effective on July 30, 2002.

        Section 302 contains a CEO and CFO certification requirement that is different from and in addition to that required under Section 906. The Section 302 certification is required to be made in each annual or quarterly report filed by a domestic or foreign issuer under Section 13(a) or 15(d) of the Exchange Act. Unlike the Section 906 certification, the Section 302 certification requires extensive representations by the CEO and CFO, including statements: (i) as to their responsibility for establishing and maintaining internal controls (both financial and non-financial), including a representation that they have evaluated the effectiveness of those controls on a quarterly basis; (ii) that the report does not contain any untrue statement of material fact or omit to state a material fact; and (iii) that the financial statements (and other information included in the report) fairly represent in all material respects the financial condition and results of operation of the issuer as of, and for, the periods presented in the report. The Section 302 certification requirement became effective on August 29, 2002.

        Disclosure of Material Information.    Under rules adopted by the SEC, reporting companies with a public float of at least $75 million, that have been reporting for at least 12 months, have previously filed at least one annual report, and are not small business issuers will have to accelerate the filing of their periodic reports over three years beginning with the fiscal year ending on or after December 15, 2003. The due date for annual reports will be reduced from 90 days to 75 days after the fiscal year end in the second year and then to 60 days after the fiscal year end in the third year and beyond. The quarterly reports will be due 40 days after quarter end in the second year and then be further reduced to 35 days for the third year and thereafter. In addition, accelerated filers will have to make their periodic reports available on their websites for fiscal years ending on or after December 15, 2002.

        Section 409 of the SOX requires that public companies report on a "rapid and current" basis information regarding material changes to its financial condition and other operations. In response thereto, effective March 28, 2003, the SEC has adopted rules to improve the timeliness of public disclosure of such information. Under those rules, a Current Report on Form 8-K must be filed with the SEC within five (5) business days of any public announcement of material non-public information regarding a public company's results of operations or financial conditions for a prior annual or quarterly fiscal period. While this regulation does not require the filing of the report upon the occurrence of the event that effects the company's financial condition, once an announcement has been made regarding the previously non-public information, the report on Form 8-K is required. Any further announcements made within 48 hours of the Form 8-K filing regarding the same information do not trigger an additional Form 8-K filing.

        Section 401 of the SOX requires public companies to disclose in their quarterly and annual reports "all material off-balance sheet transactions, arrangement, obligations, and other relationships … that may have a material current or future effect" on the company's "financial condition, results of operations, liquidity," or capital expenditures or resources. Under implementing regulations adopted by the SEC, these disclosures are to be made part of a separately captioned section of the company's management discussion and analysis and in tabular format. The nature and business purpose of the off- balance sheet arrangement, the financial impact and risk exposure, and the actual amounts of payment due for each category and time period therefor must be disclosed. Compliance with most amendments is required for all financial statements for fiscal years ending on or after December 15, 2003.

        Section 403 of the SOX amended and restated Section 16(a) of the Exchange Act, effective August 29, 2002, to require insiders of public companies to report any change in their beneficial ownership of the company's equity securities within two business days after the date on which the transaction occurs. Prior to the amendment, changes in beneficial ownership were required to be reported on SEC Form 4 within 10 days after the end of the month in which the transaction took place, and several types of transactions were eligible for delayed reporting on Form 5 within 45 days after the end of the issuer's fiscal year.

        In general, the revised SEC rules amend existing rules to reflect the new two-business day deadline for Form 4 reports, expand the category of transactions reportable on Form 4 to include several types of transactions previously reportable on a delayed basis on Form 5, and make technical amendments to Forms 4 and 5 to reflect these changes. While the SOX and the SEC's implementing rules have a seemingly sweeping effect on Section 16, most of the rules and interpretations under Section 16 remain unchanged.

        Section 306(a) of the SOX prohibits the directors and executive officers of public companies from engaging in certain types of transactions in the company's securities during 401k blackout periods. The SOX bars a director or an executive officer from purchasing and selling equity securities of the company during a blackout period in which plan participants are prohibited from engaging in transactions in the company's equity securities under the plan, if the equity security to be bought or sold by the insider was acquired in connection with his or her service or employment as a director or executive officer. By restricting the ability of directors and executive officers to trade in an issuer's equity securities when plan participants are unable to do so, Section 306(a) seeks to mitigate the differential treatment between plan participants and an issuer's directors and executive officers. To enforce this provision: any profits realized by a director or executive officer in violation of this provision will be recoverable by the issuer. Moreover, if the issuer fails to institute an action to recover such profits within 60 days after being requested to do so by a shareholder, the shareholder can initiate such action on behalf of the issuer. There is a two-year statute of limitations period running from the date on which the profit was realized.

        Section 408 of the SOX requires the SEC to review the financial statements and other disclosures issued by public companies on a "regular and systematic" basis which, in any event, shall not be "less frequently than once every three years." In scheduling the reviews, the SEC will take into account issuers (i) that have issued material restatements of its financial statements, (ii) that have experienced significant volatility in their stock price, (iii) whose operations significantly affect any material sector of the economy, (iv) with the largest market capitalization, and (v) emerging companies with disparities in price to earning ratios.

  Enhanced Accounting Oversight, Board Independence and Conflicts of Interest.

        Public Accounting Oversight Board.    The Public Company Accounting Oversight Board (the "Board") has been established by the SOX. The Board is a non-profit corporation to be composed of five persons of "integrity and reputation" who have demonstrated a commitment to the investing public and are understanding of the responsibilities of financial disclosure under the securities law. The Board will be appointed by and operate under the supervision of the SEC. Section 103 of the SOX authorizes the Board to set standards for the accounting industry including auditing standards, quality control standards, and independence standards. All accounting firms that audit public companies must register with the Board within 180 days of the Board's establishment under the SOX; the Board is to be established by the SEC by April 26, 2003. The Board will have the power to inspect the firms, conduct investigations and disciplinary proceedings, and oversee compliance by the public accounting firms with the standards established to restore investor confidence in the periodic reports of public companies.

        Auditor Independence.    In addition to subjecting accounting firms to the oversight and authority of the Board, the SOX regulates and redefines the relationship between a registered public accounting firm and its public company audit clients.

        Section 202 of the SOX amends Section 10A of the Exchange Act to require audit committee pre-approval of all auditing (including comfort letters issued in connection with securities offerings) and non-audit services provided by the issuer's outside auditor, with the non-audit services subject to a de minimis exception. The audit committee may delegate pre-approval authority to one or more members of the audit committee, and pre-approvals for audit-related services may be made in connection with approval of the audit engagement. Pre-approval of non-audit services to be performed by the issuer's auditor must be disclosed in periodic reports filed with the SEC. The de minimis exception is satisfied if the non-audit services are not prohibited by Section 201 of the SOX, as described below, and meet each of a three-part test: (i) the services involve payments to the auditor representing five percent or less of the total payments to the auditor in the year; (ii) the services were not recognized by the issuer at the time of engagement as non-audit services; and (iii) the services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or any of its delegatees.

        Section 201 of the SOX amends Section 10A of the Exchange Act to prohibit registered public accounting firms from providing, contemporaneously with any audit, eight categories of non-audit services to their audit clients. Non-audit services not explicitly prohibited—such as tax services—must be approved by the audit committee in advance, subject to the same de minimis exception set forth in Section 202. Any preapproval of non-audit services must be disclosed in periodic reports filed with the SEC. The prohibited non-audit services are: (i) bookkeeping and other services related to accounting records and financial statements; (ii) financial information systems design and implementation; (iii) valuation services; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker/dealer or investment banking services; and (viii) legal services.

        The SOX also prohibits any accounting firm from providing audit services to a public company whose CEO, CFO or chief accounting officer (or any person serving on an equivalent position) was employed by that accounting firm and participated in the audit of that public company during the one year preceding initiation of the audit. Section 203 of the SOX amends Section 10A of the Exchange Act to require a registered public accounting firm to rotate its lead partner and reviewing partner on audits so that neither role is performed by the same individual for the same company for more than five consecutive fiscal years.

        Independent Audit Committees.    One of the most critical provisions of the SOX is Section 301 which requires the SEC to direct national securities exchanges and national securities associations to prohibit the listing of or delist any security of an issuer that is not in compliance with the following audit committee requirements established by the SOX: (i) each member of the audit committee must be independent according to specified criteria; (ii) the audit committee must be directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the issuer; (iii) the audit committee must establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters; (iv) the audit committee must have the authority to engage independent counsel and other advisors, as it determines necessary; and (v) the issuer must provide appropriate funding for its audit committee.

        Section 301's new responsibilities and duties on audit committees also include pre-approval of all audit and non-audit services required by Section 201 and Section 202 (see section entitled "Auditor Independence" above).

        Section 407 of the SOX requires public companies to disclose in their periodic reports whether the audit committee of the company includes at least one member whose education and experience as a public accountant, auditor, or principal financial or accounting officer renders him/her capable of understanding generally accepted accounting principles, gives them experience in the preparation of financial statements, and the application of principles as well as experience in internal accounting controls and audit committee functions. Public companies must comply with the disclosure requirements of Section 407 in their annual reports for fiscal years ending on or after July 15, 2003. Small business issuers have to comply in their annual reports for fiscal years ending on or after December 15, 2003.

        Section 303 of the SOX makes it unlawful for any officer or director of a public company to influence, coerce, manipulate or mislead any auditor of the company's financial statements. The SEC is empowered to enforce this provision in civil proceedings.

        Code of Ethics.    Section 406 of the SOX requires public companies to disclose whether they have adopted a written code of ethics, that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, establishing standards that promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a company files with, or submits to, the SEC and in other public communications made by the company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and (v) accountability for adherence to the code. Should a company fail to adopt such a code of ethics its disclosure must also explain why the company has failed to do so. Regulations promulgated by the SEC require disclosure of such information in annual reports for fiscal years ending on or after July 15, 2003.

        Independent Board of Directors.    In response to the SOX, the national securities exchanges have issued proposed rules to the SEC that increase the independence of the boards of directors. Under proposed rules, Nasdaq listed companies that are not controlled by an individual or a group that owns or controls more than fifty percent (50%) of the company's stock are required to have a board of directors a majority of whose members are "independent." To be "independent", the proposed rules state that the directors must have no relationship which, in the company's board of directors' opinion, would interfere with his/her exercise of independent judgments as a director. A director is not independent if he or she: (i) has received more than $60,000 from the company for services (other than board or committees service), (ii) is or was an employee of the company's auditing firm that worked on the company audit, (iii) is a partner or controlling shareholder or executive officer of any entity that receives from or makes payments to the company in an amount that exceeds 5% of the entity's gross revenues or $200,000 which ever is greater in the current year or in any of the past three years, or (iv) is a part of an interlocking compensation committee. The independent directors must meet regularly in executive session. Adoption of the final rules by Nasdaq is awaiting SEC approval.

        Independent Nominating Committee and Compensation Committee.    Proposed Nasdaq rules would also require that any director nominating committee established be comprised of independent directors, a majority of whom approve all director nominations. The committee may include one non-independent director who is an officer and owns more than 20% of the outstanding voting securities of the company or any other non independent director under specified exceptional circumstances. If such a committee is not established a majority of the independent directors must act upon nominations.

        Nasdaq proposed rules also require that any compensation committee established be comprised of independent directors with the exception that one non-independent director may serve for two years under specified exceptional circumstances. This committee must approve all executive officer compensation. If no such committee is established a majority of the independent directors must approve all executive officer compensation.

        Director and Executive Officer Loans.    Section 402 of the SOX prohibits public companies and their subsidiaries from making loans to a director or executive officer from and after July 30, 2002. This prohibition, however, does not apply to insured depositary institutions provided the loan is subject to Section 22(h) of the Federal Reserve Act and Regulation O. Consequently, banks and bank subsidiaries may continue to make loans to their directors and executive officers as long as they comply with Regulation O. However, the ban on insider loans imposed by Section 402 would apply to bank holding companies (or any nonbank subsidiary) as they are not insured depositary institutions. Section 402 also permits certain loans including, home improvement loans, consumer credit and charge cards, provided the extension of credit is made in the ordinary cause of business, is the type of credit generally made to the public by the company, and is made on no more favorable terms than offered to the general public.

        Stock Option Plans.    While the SOX does not address procedures for modification of stock option plans, Nasdaq proposed rules would require shareholder approval of newly adopted stock option plans and significant modification of existing plans. There are certain exceptions including the assumption of outstanding options as part of a merger and employee stock ownership plans.

        Attorney Conduct.    The SEC recently adopted new rules establishing minimum standards of professional conduct for attorneys practicing before the SEC as mandated by Section 307 of the SOX. Beginning August 5, 2003, the rules will: (i) require an attorney to report evidence of a material violation of securities laws, a material breach of fiduciary duty or a similar material violation to the issuer's chief legal officer ("CLO") or to both the CLO and the chief executive officer ("CEO"); (ii) require the attorney, in the absence of an appropriate and timely response from the CLO or CEO, to report the evidence "up the ladder" to the issuer's audit committee, another independent committee of the board or the full board; and (iii) permit an issuer to establish a "qualified legal compliance committee" as an alternative procedure for addressing evidence of a material violation.

        The new rules also provide guidelines where attorneys may, but are not required to, disclose confidential issuer information to the SEC to prevent financial injury, fraud or perjury or to rectify prior violations. There is no obligation for attorneys to withdraw from representation of the issuer or to report any withdrawal to the SEC or the issuer.

  Enhanced Enforcement Powers and Penalties.

        Document Destruction.    The SOX's most important document-destruction provision is contained in Section 802. Effective as of July 30, 2002, an entirely new criminal statute, Section 1519 of Title 18 of the United States Code, was created pursuant to Section 802 which provides that anyone who "knowingly alters, destroys, mutilates, conceals, covers up, falsifies, or makes false entry in any record, document, or tangible object with the intent to impede, obstruct, or influence the investigation or proper administration of any matter within the jurisdiction of any department or agency of the United

States or any case filed under title 11, or in relation to or contemplation of any such matter or case, shall be fined under this title, imprisoned not more than 20 years, or both."

        Also effective July 30, 2002, a new Section 1520 of Title 18 of the United States Code was created pursuant to Section 802. The new Section 1520 contains two separate provisions, each of which is enforceable by criminal penalties including imprisonment up to 10 years. First, Section 1520 requires auditors to retain their workpapers for five years after the audit. Second, Section 1520 directs the SEC to issue new regulations relating to the retention of relevant records such as workpapers, documents that form the basis of an audit or review, memoranda, correspondence, communications, other documents and records (including electronic records) which are created, sent, or received in connection with an audit or financial data relating to such an audit or review (collectively, the "Records"), which is conducted by any accountant who conducts an audit for an issuer of securities. In January 2003, the SEC adopted Rule 2-06 of Regulation S-X to implement Section 802. Under Rule 2-06(a), accounting firms are required to retain the Records for seven years after the conclusion of the audit or review of the financial statements.

        Forfeiture For Restated Financial Statements.    Section 304 of the SOX provides that should a company be required to restate its financial statements due to a material noncompliance with the reporting requirements as a result of "misconduct" of the principal executive officer(s) or the principal financial officer(s), the officer must reimburse his/her company the amount of any bonus or equity based compensation received during the twelve months preceding the improper reporting and any profits realized by the officer from the company's securities during the same period.

        No Discharge in Bankruptcy.    Section 803 of the SOX prohibits an officer of a public company who has been adjudicated guilty of securities fraud from discharging the judgment in bankruptcy thereby causing the officer to remain personally liable until the judgment is satisfied.

        Power to Freeze Funds.    Under the SOX, the SEC enforcement powers have also been enhanced allowing the SEC to obtain a temporary or permanent ban against an individual prohibiting that person from continuing to serve as an officer of a public company upon a showing in an administrative proceeding that the individual is "unfit" to serve as an officer. Section 1103 of SOX also authorizes the SEC to freeze "extraordinary payments" to officers or directors for up to 90 days during an SEC investigation. The freeze on the funds may remain in effect beyond the 90 day period should the SEC commence an action against the officer for securities law violations.

        Whistleblower Protection.    Section 806 of the SOX affirmatively prohibits a public company from discharging or discriminating against (i.e. demoting, suspending, threatening or harassing) any officer, employee, contractor or agent because the person has provided information or otherwise assisted in an investigation conducted by federal regulatory or law enforcement agency, Congress, or a person in the public company with supervisory authority over the employee, contractor or agent.

        Section 806 provides employees with several remedies when their employers take illegal action against them for engaging in protected conduct. Specifically, Section 806 permits employees to take the following action if they believe illegal conduct has occurred: (i) within 90 days of violation of Section 806's Securities Fraud Whistleblower Protections, an employee may file a complaint with the Secretary of Labor; and (ii) an employee may bring an action in federal court if the Secretary of Labor does not resolve the employee's complaint within 180 days (and there is no showing that such delay was due to the bad faith of the employee).

        Securities Fraud Felony.    Section 807 of the SOX creates a new federal criminal statute, Section 1348 of Title 18 of the United States Code, which provides for fines and imprisonment for up to 25 years for anyone who "knowingly executes, or attempts to execute, a scheme or artifice. . . to defraud any person in connection with any security" of a public company.

        Extended Statue of Limitation.    Section 804 of the SOX extends the time frame in which claims may be filed under Section 10(b) of the Exchange Act. Claimants now have until the earlier of two years after discovery of the fraud or five years after the violation to initiate a lawsuit.

        Although no assurances can be given, it is anticipated that this far reaching legislation and the implementing rules which have been and will be promulgated by the SEC and the national securities exchanges pursuant to the SOX will result in significant additional regulations and requirements for compliance by banks and their bank holding companies. It is likely that these additional obligations will result in additional significant and material expenditures by the public companies in auditors' fees, directors' fees, attorneys' fees, outside advisor fees, increased errors and omissions insurance premium costs and other costs of compliance in order for the public companies to satisfy the new requirements for corporate governance imposed by the SOX and the accompanying rules and regulations.

  The California Corporate Disclosure Act

        On January 1, 2003, the California Corporate Disclosure Act (the "CCD") became effective. The CCD amends Section 1502 and 2117 of the California Corporations Code, which previously required companies incorporated or qualified to do business in California to make biannual filings with the California Secretary of State disclosing relatively limited corporate information. The new form, which was published recently by the Secretary of State, reflects the significant additional information required under the CCD for publically traded companies. The CCD also increases the frequency of the filing to annually. The following is a brief summary of the information required in the new form.

  •
  The name of the independent auditor for the publicly traded company, a description of the services rendered by the auditor during the previous 24 months, the date of the last audit and a copy of the report.

  •
  The annual compensation pay to each director and executive officer including options or shares granted to them that were not available to other employees of the company.

  •
  A description of any loans made to any director at a preferential loan rate during the previous 24 months including the amount and terms.

  •
  A statement indicating whether any bankruptcy has been filed by the company's executive officers or directors during the past 10 years.

  •
  A statement indicating whether any member of the board of directors or executive officer was convicted of fraud during the past 10 years.

  •
  A statement indicating whether the corporation has been adjudicated as guilty of having violated any federal securities laws or any banking or securities laws of California during the past 10 years which a judgment of over $10,000 was imposed.

For purposes of the CCD, a "publicly traded company" is any company with securities that are listed on or admitted to trading a national or foreign exchange, or is the subject of a two-way quotation, such as both bid and asked prices, that is regularly published by one or more broker-dealers in the National Daily Quotations Service or a similar service.

  BANK HOLDING COMPANY LIQUIDITY

        The Company is a legal entity, separate and distinct from its bank subsidiary. Although it has the ability to raise capital on its own behalf or borrow from external sources, the Company may also obtain additional funds through dividends paid by, and fees for services provided to, the bank subsidiary. However, regulatory constraints may restrict or totally preclude its bank subsidiary from paying dividends to the Company. See "Limitations on Dividend Payments."

        The FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways, such as by borrowing, that weaken the bank holding company's financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

  TRANSACTIONS WITH AFFILIATES

        The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the bank subsidiary within the meaning of Sections 23A and 23B of the Federal Reserve Act, herein referred to as the "FRA," as amended. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. See "—Supervision and Regulation of the Bank Subsidiary—Significant Legislation."

  LIMITATIONS ON BUSINESSES AND INVESTMENT ACTIVITIES

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

        In general, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting securities of a company that is not a bank or a bank holding company. However, with FRB consent, a bank holding company may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses, subject to limitations imposed as a result of regulatory action. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

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

  •
  acting as investment or financial advisor;

  •
  providing management consulting advice under certain circumstances;

  •
  providing support services, including courier services and printing and selling MICR-encoded items;

  •
  acting as a principal, agent or broker for insurance under certain circumstances.

  •
  making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents;

  •
  providing financial, banking, or economic data processing and data transmission services;

  •
  owning, controlling, or operating a savings association under certain circumstances;

  •
  selling money orders, travelers' checks and U.S. Savings Bonds;

  •
  providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

  •
  underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

  •
  the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank; or

  •
  the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

        In late 1999, the Gramm-Leach-Bliley Act, herein referred to as the "GLB Act," was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company, herein referred to as "FHC," can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies. Moreover, various non-bank financial service providers who were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. See "—Supervision and Regulation of the Bank-Significant Legislation."

  CAPITAL ADEQUACY

        Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "—Supervision and Regulation of the Bank-Risk-Based Capital Guidelines"), assign various risk percentages to different categories of assets, and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

        The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, or risks associated with nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of the GLB Act, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

  LIMITATIONS ON DIVIDEND PAYMENTS

        The Company is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available for dividends as specified and limited by the California Financial Code. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) a bank's retained earnings; or (ii) a bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (i) a bank's retained earnings; (ii) net income for a bank's last preceding fiscal year; or (iii) net income for a bank's current fiscal year. If the DFI finds that the shareholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay a dividend to the bank's shareholders.

        Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

        As a California corporation, the Company's ability to pay dividends is subject to the dividend limitations of the California Corporations Code, herein referred to as the "CCC." Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company meets the following criteria:

  •
  its assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

  •
  its current assets would be at least equal to its current liabilities.

SUPERVISION AND REGULATION OF THE BANK

  GENERAL

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund, and facilitate to conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial services industry. Consequently, the Bank's growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

  •
  the FDIC;

  •
  the DFI; and

  •
  the FRB.

        The system of supervision and regulation applicable to the Bank governs most aspects of the Bank's business, including:

  •
  the scope of permissible business;

  •
  investments;

  •
  reserves that must be maintained against deposits;

  •
  capital levels that must be maintained;

  •
  the nature and amount of collateral that may be taken to secure loans;

  •
  the establishment of new branches;

  •
  mergers and consolidations with other financial institutions; and

  •
  the payment of dividends.

        The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank's business. California law exempts all banks from usury limitations on interest rates.

        The following summarizes the material elements of the regulatory framework that applies to the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies may have material effect on the Bank's business.

  SIGNIFICANT LEGISLATION

        In 1999, the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. The GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRB's prior approval.

        The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as an FHC, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act, herein referred to as "CRA," examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the BHCA as of November 11, 1999.

        The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and CRA examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

        The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act removed the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advised mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

        Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

  RISK-BASED CAPITAL GUIDELINES

        General.    The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

        Qualifying Capital.    A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

  •
  common stockholders' equity;

  •
  qualifying non-cumulative perpetual preferred stock (including related surplus); and

  •
  minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank's total qualifying capital may consist of the following items:

  •
  a portion of the allowance for loan and lease losses;

  •
  certain types of perpetual preferred stock and related surplus;

  •
  certain types of hybrid capital instruments and mandatory convertible debt securities; and

  •
  a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

        Risk Weighted Assets and Off-Balance Sheet Items.    Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank's total risk weighted assets.

        A two-step process determines risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank's risk-weighted assets and comprises the denominator of the risk-based capital ratio.

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

        All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of term subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted asserts. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

        The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions, which may be significantly above the minimum guidelines and ratios.

  OTHER FACTORS AFFECTING MINIMUM CAPITAL STANDARDS

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

        The federal risk-based capital rules adopted by banking agencies take into account banks' concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards.

        The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

        The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carry back years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

  •
  the amount that can be realized within one year of the quarter-end report date; or

  •
  10% of Tier 1 capital.

        The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

        The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process, and the level of its interest rate exposure is a critical factor in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

  PROMPT CORRECTIVE ACTION

        The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

  •
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

  •
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

        Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

        Information concerning the Bank's capital adequacy at December 31, 2002 is as follows:

					Amount to be "Well Capitalized" Under Prompt Corrective Action Provisions
			Minimum Amount for Capital Adequacy Purposes
	Actual
				Minimum Regulatory Ratio
	Amount	Ratio				Ratio
	(Dollars in thousands)
Total Capital (To Risk-Weighted Assets)	$44,042	11.0%	$32,030	8.0%	$40,038	10.0%
Tier 1 Capital (To Risk-Weighted Assets)	39,032	9.8	15,931	4.0	23,897	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	39,032	8.6	18,154	4.0	22,693	5.0

        A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

  DEPOSIT INSURANCE ASSESSMENTS

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

        Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories, "well capitalized," "adequately capitalized," and "undercapitalized." Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

  •
  Group A—financially sound with only a few minor weaknesses;

  •
  Group B—demonstrates weaknesses that could result in significant deterioration; and

  •
  Group C—poses a substantial probability of loss.

        The capital ratios used by the FDIC to define "well-capitalized," "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

        The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates Supervisory Group
Capital Group	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

  INTERSTATE BANKING AND BRANCHING

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

        California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. Interstate branching into California is, however, limited to the acquisition of an existing bank.

  ENFORCEMENT POWERS

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

  •
  the termination of the bank's deposit insurance;

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

  FDIC RECEIVERSHIP

        The FDIC may be appointed as conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

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

        As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of that institution, its depositors and the FDIC. Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of that institution with respect to the institution and the assets of the institution; may take over the assets of and operate the institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

  SAFETY AND SOUNDNESS GUIDELINES

        The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

  •
  internal controls, information systems and internal audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  asset growth; and

  •
  compensation, fees and benefits.

        Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in a formal enforcement action.

        The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

  CONSUMER PROTECTION LAWS AND REGULATIONS

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

  •
  the Community Reinvestment Act, or the CRA;

  •
  the Truth in Lending Act or the TILA;

  •
  the Fair Housing Act, or the FH Act;

  •
  the Equal Credit Opportunity Act, or the ECOA;

  •
  the Home Mortgage Disclosure Act, or the HMDA;

  •
  the Real Estate Settlement Procedures Act, or the RESPA; and

  •
  the Gramm-Leach-Bliley Act, or the GLB Act.

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

  •
  overt evidence of discrimination;

  •
  evidence of disparate treatment; and

  •
  evidence of disparate impact.

        This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable even when there is no intent to discriminate.

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

        The GLB Act required disclosure of the bank's privacy policy at the time the customer relationship is established and annually thereafter. Under the provisions of the GLB Act financial institutions must put systems in place to safeguard the non-public personal information of its customers.

        Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

  OTHER ASPECTS OF BANKING LAW

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

  USA PATRIOT ACT OF 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency, in addition to current requirements, laws and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons

  •
  standards for verifying customer identification at account opening

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

  •
  reports by non-financial businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a Board approved customer identification program implementing reasonable procedures for:

  •
  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

  •
  maintaining records of the information used to verify the person's identity; and

  •
  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

        Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

  IMPACT OF MONETARY POLICIES

        Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the Bank's earnings. These rates are highly sensitive to many factors which are beyond the Bank's control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

  •
  Open-market dealings in United States government securities;

  •
  Adjusting the required level of reserves for financial institutions subject to reserve requirements; and

  •
  Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

        The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Since January, 2001, the FRB has significantly decreased interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

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

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the average balances of the Bank's assets, liabilities, and shareholders' equity for the past three years:

	For Period Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Assets
Cash and Due From Banks	$24,949	$23,577	$15,526
Time Deposits with Other Financial Institutions	0	22	3,397
Investment Securities	2,745	2,499	21,904
Funds Sold	30,577	28,538	23,706
Net Loans	332,530	249,609	177,143
Other Assets	12,847	12,253	7,867

Total	$403,648	$316,498	$249,543

Liabilities & Shareholders' Equity
Deposits:
Demand (non-interest bearing)	$132,428	$103,702	$77,461
Savings	5,687	2,375	1,885
Money Market Accounts	169,206	120,420	98,488
Time	58,380	61,168	45,039

Total Deposits	365,701	287,665	222,873
Securities Sold Under Agreements to Repurchase	610	388	888
Trust Securities	6,973	178	0
Other Liabilities	4,103	3,754	2,877

Total Liabilities	377,387	291,985	226,638

Shareholders' Equity	26,261	24,513	22,905

Total	$403,648	$316,498	$249,543

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended December 31,
	2002			2001			2000
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$337,721	$21,800	6.5%	$254,471	$21,083	8.3%	$180,262	$19,446	10.8%
Investment Securities	2,745	56	2.0%	2,499	109	4.4%	21,904	1,304	6.0%
Federal Funds Sold	30,577	484	1.6%	28,538	1,084	3.8%	23,706	1,451	6.1%
Time Deposits With Other Financial Institutions	0	0	0.0%	22	2	9.1%	3,397	220	6.5%

Total Interest Earning Assets	$371,043	$22,340	6.0%	$285,530	$22,278	7.8%	$229,269	$22,421	9.8%

Interest Bearing Liabilities:
Savings deposits	$5,687	$56	1.0%	$2,375	$48	2.0%	$1,885	$50	2.7%
Money Market Accounts	169,206	1,427	0.8%	120,420	2,532	2.1%	98,488	2,510	2.5%
Time	58,380	1,052	1.8%	61,168	2,559	4.2%	45,039	2,455	5.5%
Securities sold under agreements to repurchase	610	8	1.3%	388	9	2.3%	888	15	1.7%
Trust Securities	$6,973	$383	5.5%	$178	$12	6.7%	$0	$0	0.0%

Total interest bearing liabilities	$240,856	$2,926	1.2%	$184,529	$5,160	2.8%	$146,300	$5,030	3.4%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $5,191,000, $4,862,000 and $3,119,000 in 2002, 2001 and 2000 respectively.

(2)
Includes loan fees of $1,932,000 in 2002 and $1,509,000 in 2001 and $1,219,000 in 2000.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	2002	2001	2000
	(Dollars in Thousands)
Total interest income(1)	$22,340	$22,278	$22,421
Total interest expense	2,926	5,160	5,030

Net interest earnings	$19,414	$17,118	$17,391

Average interest earning assets	$371,043	$285,530	$229,269
Net yield on average interest earning assets	5.2%	6.0%	7.6%

(1)
Includes loan fees of $1,932,000 in 2002, $1,509,000 in 2001 and $1,219,000 in 2000.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2002 over 2001			Increase (Decrease) 2001 over 2000
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$2,207	$(1,490)	$717	$3,751	$(2,114)	$1,637
Investment securities	12	(65)	(53)	(918)	(277)	(1,195)
Funds sold	84	(684)	(600)	426	(793)	(367)
Interest on time deposits with other financial institutions	(2)	0	(2)	(367)	149	(218)

Total Interest Earning Assets	$2,301	$(2,239)	$62	$2,892	$(3,035)	$(143)

Interest Expense(1)
Savings	$13	$(5)	$8	$(24)	$22	$(2)
Money market	2,310	(3,415)	(1,105)	103	(81)	22
Time	(112)	(1,395)	(1,507)	296	(192)	104
Securities sold under agreements to repurchase	(4)	3	(1)	(18)	12	(6)
Trust securities	373	(2)	371	12	0	12

Total interest bearing liabilities	$2,580	$(4,814)	$(2,234)	$369	$(239)	$130

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)
Includes loan fees of $1,932,000 in 2002 and $1,509,000 in 2001.

Investment Securities

        The following table shows fair value of the investment securities portfolio at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(Dollars in Thousands)
U.S. Treasury Securities	$1,745	$1,736
Obligations of U.S. Government Agencies	994	1,003

Total	$2,739	$2,739

        The maturity schedule and weighted average yields of investment securities at December 31, 2002 is as follows:

	Amount	Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$1,745	1.57%
Over one year	0	0.00%

Category total	$1,745	1.57%
U.S. Agency Securities
One year or less	$994	1.22%
Over one year	0	0.00%

Category total	$994	1.22%
Total Investment Portfolio
One year or less	$2,739	1.50%
Over one year through five years	0	0.00%
Over five years	0	0.00%

Total	$2,739	1.50%

Loan Portfolio

        The loan portfolio consisted of the following at December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in Thousands)
Commercial loans	$80,510	$72,173	$68,927
Real estate construction loans	72,088	46,748	53,352
Real estate loans	237,477	143,762	78,809
Government guaranteed loans	16,260	22,999	35,047
Other loans	1,299	1,125	1,011

Total loans	$407,634	$286,807	237,146
Less—Allowances for loan losses	5,500	5,000	4,600
—Deferred loan fees	2,281	1,424	989

Net loans	$399,853	$280,383	$231,557

Loan Maturities and Interest Rates

        The following table shows the amounts of total loans outstanding as of December 31, 2002, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

        Aggregate maturities of loan balances which are due:

In one year or less:
Interest rates are floating or adjustable	$147,065
Interest rates are fixed or predetermined	3,497
After one year but within five years:
Interest rates are floating or adjustable	137,097
Interest rates are fixed or predetermined	367
After five years but within ten years:
Interest rates are floating or adjustable	113,505
Interest rates are fixed or predetermined	0
After ten years or more:
Interest rates are floating or adjustable	6,103
Interest rates are fixed or predetermined	0

Total	$407,634

Non-Performing Loans

        The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

        The following table shows the principal amount of non-performing loans:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-accrual loans
Commercial	$91	$0	$29	$129	$85
Real estate loans	0	0	0	0	158
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	0	0	0

Total	$91	$0	$29	$129	$243

Accruing loans past due more than 90 days
Commercial	$0	$88	$1,822	$0	$0
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	220
Other loans	0	0	0	0	0

Total	$0	$88	$1,822	$0	$220

        Except as may have been included in the above table, at December 31, 2002, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2002, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

        The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$407,634	$286,807	$237,146	$124,842	$94,763

Average amount of loans outstanding before allowance for loan losses	$337,721	$254,471	$180,262	$102,633	$82,393

Balance of allowance for loan losses at beginning of period	$5,000	$4,600	$2,300	$2,500	$2,400
Loans charged off:
Commercial	0	567	0	0	19
Real estate	0	0	0	46	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loans charged off	0	567	0	46	19
Recoveries of loans previously charged off:
Commercial	0	9	16	10	47
Real estate	0	0	80	42	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loan recoveries	0	9	96	52	47

Net loans charged off (recovered)	0	558	(96)	(6)	(28)

Provisions charged to operating expense	500	958	2,204	(206)	72

Balance of allowance for loan losses at end of period	$5,500	$5,000	$4,600	$2,300	$2,500

The ratio of net loans charged off to average loans outstanding	0.000%	0.210%	0.050%	0.000%	(0.030)%

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

        For the purposes of this report, the allowance for loan losses has been allocated to the major categories of loans as set forth in the following table. The allocations are estimates based upon historical loss experience and management judgment. The allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in this allocation is an unallocated portion, and, as previously stated, the total allowance is applicable to the entire portfolio.

	2002		2001		2000		1999		1998
	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans
Commercial	$1,475	20%	$1,210	25%	$1,404	29%	$714	34%	$472	26%
Real estate	3,817	76%	3,225	67%	2,648	56%	1,397	61%	1,009	65%
Gov't guarant.	0	4%	0	8%	0	15%	0	4%	0	1%
Other	3	0%	3	0%	3	0%	4	1%	4	8%
Unallocated	205	0%	562	0%	545	0%	185	0%	1,015	0%

Total	$5,500	100%	$5,000	100%	$4,600	100%	$2,300	100%	$2,500	100%

Deposits

        The average amounts of deposits for the periods indicated are summarized below.

	2002	2001	2000
	(Dollars in Thousands)
Demand deposits	$132,428	$103,702	$77,461
Savings deposits, money market and time certificates of deposit of less than $100,000	198,929	142,807	114,556
Time certificates of deposit of $100,000 or more	34,344	41,156	30,856

Total	$365,701	$287,665	$222,873

        The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2002 is as follows:

December 31, 2002
(Dollars in Thousands)
3 months or less	$20,828
Over 3 through 6 months	5,484
Over 6 through 12 months	2,773
Over 12 months	100

Total	$29,185

Selected Financial Ratios

        The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

	2002	2001	2000
Return on assets	0.8%	0.8%	1.0%
Return on equity	11.6%	9.9%	10.5%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	6.5%	7.7%	9.2%

Item 2. Properties

        The Bank's head office is located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 3,735 square feet of ground floor office space and approximately 8,256 square feet of eighth floor office space under a lease which expires on February 28, 2003. The total monthly rental for the premises is $35,280 through February, 2003. At the end of 1994, the Bank elected to apply the unused tenant improvement allowance of $224,000 against its future lease payments. Payment of the allowance was made to the Bank over a 15-month period beginning February 1, 1995. The Bank is deferring recognition of this amount and amortizing it evenly over the lease term.

        The Bank also subleases an office on the eight floor of the same office building consisting of approximately 4,999 square feet. The premises are provided under a lease which expires February 28, 2003 at a monthly rental of $10,997 plus a proportionate share of the building's operating costs.

        Effective March 2003 the above mentioned lease and sublease were combined for a total of 19,734 rentable square feet provided under a lease that expires February 28, 2013. The total monthly rental for the premises is $52,247 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during the first 2 years of the lease, the Bank will defer recognition of this amount and amortize it evenly over the lease term.

        The Bank's Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2007. The total monthly rental is $5,878, subject to adjustments every 20 months of 3% and various operating costs.

        The Bank also leases an office to house its Orange County Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2006 at a monthly rental of $13,718 subject to annual adjustments plus a proportionate share of the building's operating costs.

        The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 4,859 square feet are provided under a lease which expires September 30, 2007 at a rental of $13,216 per month, subject to annual adjustments and various operating costs.

        The Bank's South Bay Regional Office is located at 990 West 190th Street, Suite 350, Torrance, California. The premises consist of approximately 2,209 square feet which are provided under a lease which expires on June 30, 2005. The total monthly rental is $4,086, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp. The premises consisting of approximately 4,294 square feet are provided under a lease which expires January 31, 2004 at a rental of $7,360 per month, subject to annual adjustments and various operating costs.

        The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 2,812 square feet which are provided under a lease which expires on June 14, 2005. The total monthly rental is $7,030, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,930 square feet are provided under a lease which expires June 30, 2005 at a rental of $6,739 per month, subject to annual adjustments and various operating costs.

        The Bank's new Hollywood Regional Office will be located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires five years from commencement date estimated to be during March 2003 at a rental of $4,603 per month, subject to annual adjustments and various operating costs.

Item 3. Legal Proceedings

Litigation

        In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2002, no matters were submitted to a vote of the Company's shareholders.

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

	2002		2001
	High	Low	High	Low
1st Quarter	$13.50	$10.62	$8.75	$6.00
2nd Quarter	13.80	10.75	9.00	7.00
3rd Quarter	15.00	11.00	13.25	8.30
4th Quarter	15.97	11.26	15.75	8.11

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

        Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $1,200,000, $350,000 and $550,000 in 2002, 2001 and 2000.

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

Item 6. Selected Financial Data

        The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2002	2001	2000	1999	1998
	(Dollars in thousands except per share amounts)
Total assets	$467,254	$347,052	$306,079	$233,033	$193,884
Net loans	399,853	280,383	231,557	121,816	91,701
Investment securities	2,739	2,739	3,084	59,712	58,003
Funds sold	21,960	25,640	38,740	37,090	31,900
Total deposits	422,130	312,580	278,063	205,732	170,423
Shareholders' equity	27,830	24,955	22,779	20,703	20,470
Book value per share outstanding	$10.57	$9.44	$8.52	$7.73	$7.22

        The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2002	2001	2000	1999	1998
	(Dollars in Thousands except for per share)
Interest income	$22,340	$22,278	$22,421	$15,257	$12,612
Interest expense	2,926	5,160	5,030	4,461	3,440

Net interest income	19,414	17,118	17,391	10,796	9,172
Provision for (reversal of) loan losses	500	958	2,204	(206)	72

Net interest income after provision for (reversal of) loan losses	18,914	16,160	15,187	11,002	9,100
Other income	3,544	2,837	1,896	1,935	891
Other expense	17,636	14,858	12,988	9,998	7,085

Income before taxes	4,822	4,139	4,095	2,939	2,906
Provision for income taxes	1,785	1,713	1,689	1,213	1,197

Net income	$3,037	$2,426	$2,406	$1,726	$1,709
Basic earnings per common share outstanding	$1.15	$0.92	$0.89	$0.61	$0.66
Diluted earnings per common share outstanding	$1.14	$0.91	$0.89	$0.59	$0.62
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

        The number of shares outstanding (net of unearned ESOP shares) was 2,634,000 in 2002, 2,643,000 in 2001, 2,672,000 in 2000, 2,677,000 in 1999, and 2,837,000 in 1998.

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

        Accounting for the allowance for loan losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Loan Portfolio and Provision for Loan Losses".

        We generally cease to accrue interest on any loan with respect to which the loan's contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms and future monthly principal and interest payments are expected to be collected.

        Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to the other real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property less construction and renovation costs.

Summary

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administration services in relation to the formation of Trust Administration Services Corp. (TASC) during 1999 and Trust Services formed during 2001. For segment reporting financial information see Note 18 of the Consolidated Financial Statements.

          Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

          Administration Services—The principal business activity of this segment is providing administrative services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

          Trust Services—The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income. The segment's principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

        The Company achieved continued profitability in 2002, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2000, 2001 and 2002. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

        Average assets in 2002 were $403,648,000 compared to $316,498,000 in 2001 and $249,543,000 in 2000. As was the case in 2001 and 2000, the Company's asset growth in 2002 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $3,037,000 in 2002 compared to a profit of $2,426,000 in 2001 and a profit of $2,406,000 in 2000.

Net Interest Income

        Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2001, in 2002 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased significantly during 2002. The 2002 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2000 and an increase in personnel in 2001 and 2002. While the deposit growth was centered in noninterest bearing deposits and money market deposits, there was also growth in savings deposits. Average time deposits decreased slightly in 2002 as compared to the prior year. Deposit levels increased and interest rates decreased in 2002 from the 2001, and the combination of higher deposit levels and lower interest rates led to a significant decrease in interest expense in 2002. Deposit levels increased and interest rates decreased in 2001 from the 2000, and the combination of higher deposit levels and lower interest rates led to a slight increase in interest expense in 2001. The 2000 interest expense increased significantly from the 1999 expense level due to an increase in both deposit growth and interest rates during 2000.

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2002			2001
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$337,721	$21,800	6.5%	$254,471	$21,083	8.3%
Investment Securities	2,745	56	2.0%	2,499	109	4.4%
Federal Funds Sold	30,577	484	1.6%	28,538	1,084	3.8%
Time Deposits With Other Financial Institutions	0	0	0.0%	22	2	9.1%

Total Interest Earning Assets	$371,043	$22,340	6.0%	$285,530	$22,278	7.8%

	For Year Ended December 31,
	2002			2001
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$5,687	$56	1.0%	$2,375	$48	2.0%
Money Market Accounts	169,206	1,427	0.8%	120,420	2,532	2.1%
Time deposits	58,380	1,052	1.8%	61,168	2,559	4.2%
Securities sold under agreements to repurchase	610	8	1.3%	388	9	2.3%
Trust Securities	$6,973	$383	5.5%	$178	$12	6.7%

Total interest bearing liabilities	$240,856	$2,926	1.2%	$184,529	$5,160	2.8%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $5,191,000 in 2002 and $4,862,000 in 2001.

(2)
Includes loan fees of $1,932,000 in 2002 and $1,509,000 in 2001.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Total interest income(1)	$22,340	$22,278
Total interest expense	2,926	5,160

Net interest earnings	$19,414	$17,118

Average interest earning assets	$371,043	$285,530
Average interest bearing liabilities	$240,856	$184,529
Net yield on average interest earning assets	5.2%	6.0%

(1)
Includes loan fees of $1,932,000 in 2002 and $1,509,000 in 2001.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2002 over 2001
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$2,207	$(1,490)	$717
Investment securities	12	(65)	(53)
Funds sold	84	(684)	(600)
Interest on time deposits with other financial institutions	(2)	0	(2)

Total Interest Earning Assets	$2,301	$(2,239)	$62

Interest Expense(1)
Savings	$13	$(5)	$8
Money market	2,310	(3,415)	(1,105)
Time	(112)	(1,395)	(1,507)
Securities sold under agreements to repurchase	(4)	3	(1)
Trust securities	373	(2)	371

Total interest bearing liabilities	$2,580	$(4,814)	$(2,234)

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $1,932,000 in 2002.

Other Operating Income

        Other operating income increased for 2002 to $3,544,000, versus $2,837,000 in 2001 and $1,896,000 for the year 2000. The Bank's Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $938,000 during 2002 and $602,000 during 2001 and $415,000 during 2000. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $927,000 in 2002, $1,014,000 in 2001 and $750,000 in 2000. The Bank's trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $458,000 in 2002 and $103,000 in 2001. Other operating income included gains on sales of land of $68,000 in 2000.

Loan Portfolio and Provision for Loan Losses

        The loan portfolio consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(Dollars in Thousands)
Commercial loans	$80,510	72,173
Real estate construction loans	72,088	46,748
Real estate loans	237,477	143,762
Government Guaranteed Loans	16,260	22,999
Other loans	1,299	1,125

Total loans	$407,634	286,807
Less—Allowances for loan losses	5,500	5,000
—Deferred loan fees	2,281	1,424

Net loans	$399,853	$280,383

        The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company's emphasis on maintaining high asset quality continued in 2002, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $99,000 (less than 1% of total loans) at the end of 2002. This is a decrease from $159,000 on December 31, 2001 and $1,851,000 on December 31, 2000, and management believes the allowance for loan losses as of December 31, 2002 is adequate in relation to both existing and potential risks in the loan portfolio.

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

        The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan.", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

        Central to the first phase and the Bank's credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower's financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower's financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

        The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies". In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally groups of non-homogeneous loans, such as construction loans are also reviewed to determine a portfolio allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

        The second major element in the Bank's methodology for assessing the appropriateness of the allowance consists of management's considerations of all known relevant internal and external factors that may affect a loan's collectibility. This includes management's estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

        The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2002 provisions of $500,000 were made to the reserve for loan losses, no loans were charged off, and no loans previously charged off were recovered. In 2001 provisions of $958,000 were made to the reserve for loan losses, $567,000 in loans were charged off, and $9,000 in loans previously charged off were recovered. By way of comparison, in 2000 provisions of $2,204,000 were made to the reserve for loan losses, no loans were charged off, and $96,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2002 to $5,500,000 (or 1.3% of total loans), compared to 2001 to $5,000,000 (or 1.7% of total loans), and compared to $4,600,000 (or 1.9% of total loans) at December 31, 2000.

        In 2002, the Company identified loans having an aggregate average balance of $153,000 which it concluded were impaired under SFAS No. 114. In 2001, the Company identified loans having an aggregate average balance of $1,643,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2000, the Company identified loans having an aggregate average balance of $1,420,000 which it concluded were impaired under SFAS No. 114. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a general loss reserve for each of the loans which at December 31, 2002 totaled $20,000 for the loans as a group.

Operating Expenses

        Total operating expenses rose in 2002, to $17,636,000 from $14,858,000 in 2001 and $12,988,000 in 2000. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

        Salaries and related benefits expense increased again in 2002, rising to $10,831,000 from a 2001 total of $8,759,000 and from $7,662,000 in 2000. The increase in this expense category principally reflects the increases in staffing which took place due to the additions of the TASC operation and the Trust department as well as staffing in the regional offices opened in 1999 and 2000 as part of the Company's growth initiative. Occupancy expense rose in 2002, to $1,318,000 from $1,164,000 in 2001 and a 2000 total of $937,000; the increases reflect the rent paid on the various facilities which house the Bank's expansion of regional offices and the TASC and Trust operations. Other expenses rose again in 2002 as they did in 2001 and 2000. Other expenses totaled $5,487,000 in 2002 compared to $4,935,000 in 2001, which was increased from $4,389,000 in 2000. Other expenses in 2002 include professional services of $551,000 an increase from the prior year when professional services were $515,000 for 2001, a significant increase after totaling $385,000 in 2000. Data processing fees declined in 2002 to $767,000 compared to $812,000 in 2001 and $708,000 in 2000. Equipment expense increased to $594,000 during 2002 from $550,000 during 2001 and $498,000 for 2000. Most of the remaining categories of other expense generally remained stable: directors fees were $98,000 in 2002, $95,000 in 2001, and 71,000 in 2000; and other expenses, which rose to $2,427,000 in 2002 from $1,767,000 in 2001 and $1,679,000 in 2000 principally due to higher costs of services provided to customers.

Taxes

        The combined effects of the activity described above resulted in Income Before Taxes of $4,822,000 in 2002, up from $4,139,000 in 2001, and $4,095,000 in 2000. In 2002, the Company recorded tax provisions of $1,785,000. The Company recorded tax provisions of $1,713,000 and $1,689,000 during 2001 and 2000, respectively. As a result, the Company generated Net Income of $3,037,000 in 2002, compared to $2,426,000 in 2001, and versus Net Income of $2,406,000 in 2000.

Contractual Obligations and Commitments

        At December 31, 2002, the Bank had commitments to extend credit of approximately $119,897,000 and obligations under letters of credit of $2,133,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Bank holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

        The following table summarized the commitments by expiration period:

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	One year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in Thousands)
Commitment to extend credit	$119,897	$77,472	$40,030	$732	$1,663
Obligations under letters of credit	2,133	2,133	0	0	0

Total	$122,030	$79,605	$40,030	$732	$1,663

        The Bank has available lines of credit totaling $12,000,000 from certain financial institutions, and lease obligations totaling $9,124,000. The following indicates the expiration periods for these items:

	Amount of Lines of Credit and Lease Expirations Per Period
	Total Amounts Committed	Less Than One Year	One year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in Thousands)
Available Lines of credit	$12,000	$3,000	$1,000	$0	$8,000
Leases	9,124	1,130	2,182	1,836	3,976

Total	$21,124	$4,130	$3,182	$1,836	$11,976

Liquidity, Sources of Funds, and Capital Resources

        The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $52,713,000 and $54,354,000 (or 12.5% and 17.4% of total deposits) at December 31, 2002 and 2001, respectively. In addition, at December 31, 2002, some $16 million of the banks total loans consisted of government guaranteed loans which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 94.7% and 89.7% at the end of 2002 and 2001, respectively.

        In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. Deposits held for TASC clients by the bank represent approximately 13% of the Bank's total deposits as of both December 31, 2002 and 2001.

        The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $27,830,000 and $24,955,000 as of December 31, 2002 and 2001, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-02	12-31-01
Leverage Ratio (Tier I Capital to Assets:
First Regional Bancorp	8.60%	8.90%
Regulatory requirement	4.00%	4.00%

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

	12-31-02	12-31-01
Tier I Capital to Assets:
First Regional Bancorp	9.80%	10.00%
Regulatory requirement	4.00%	4.00%
Total Capital to Assets:
First Regional Bancorp	11.00%	11.30%
Regulatory requirement	8.00%	8.00%

        The Company believes that it will continue to meet all applicable capital standards.

        During 1998, the Company established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This Plan helps build the capital base of First Regional Bank and provides its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.

        During 1999, the company repurchased 275,800 shares of its outstanding common stock at a total cost of $2,059,000 and during 2000, the Company repurchased 94,000 shares of its outstanding common stock at a total cost of $685,000. During 2001, the company repurchased 45,000 shares of its outstanding common stock at a total cost of $388,000. During 2002, the company repurchased 25,000 shares of its outstanding common stock at a total cost of $310,000. As the average price paid for these repurchased shares was less than the book value per share outstanding, these purchases resulted in an increase in book value per share of the remaining outstanding shares, thus benefiting existing shareholders.

        In 2001 and 2002 the Company issued $5,000,000 and $7,500,000, respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. The Company then invested the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank's future growth.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") SFAS No. 142—Goodwill and Other Intangible Assets, requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized but tested for impairment on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this statement had no material impact on the Company's financial position, results of operations, or cash flows.

        SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact upon adoption.

        SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging

Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of the statement on January 1, 2003 will not have a material effect on the Company's financial statements.

        SFAS No. 147—Acquisitions of Certain Financial Institutions, addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of SFAS No. 147 apply for acquisitions of certain financial institutions that are initiated after October 1, 2002. Management believes that the adoption of the statement on October 1, 2002 will not have a material effect on the Company's financial statements.

        SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

        FIN No. 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

        Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2002, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	21,960	0	0	0	0	0	0	21,960
Time deposits with other banks	0	0	0	0	0	0	0	0
Investment securities	0	0	1,745	994	0	0	0	2,739

Subtotal	21,960	0	1,745	994	0	0	0	24,699
Loans	395,989	0	58	3,439	367	0	0	399,853

Total earning assets	417,949	0	1,803	4,433	367	0	0	424,552
Cash and due from banks	0	0	0	0	0	0	28,014	28,014
Premises and equipment	0	0	0	0	0	0	1,558	1,558
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	13,130	13,130

Total non-earning assets	0	0	0	0	0	0	42,702	42,702

Total assets	417,949	0	1,803	4,433	367	0	42,702	467,254
Funds purchased	161	0	0	0	0	0	0	161
Repurchase agreements	0	0	0	0	0	0	0	0

Subtotal	161	0	0	0	0	0	0	161
Savings deposits	24,207	0	0	0	0	0	0	24,207
Money market deposits	178,563	0	0	0	0	0	0	178,563
Time deposits	0	23,248	18,976	3,741	203	0	0	46,168

Total bearing liabilities	202,931	23,248	18,976	3,741	203	0	0	249,099
Demand deposits	0	0	0	0	0	0	173,192	173,192
Other liabilities	0	0	0	0	0	0	4,633	4,633
Trust Preferred Securities	0	0	12,500	0	0	0	0	12,500
Equity capital	0	0	0	0	0	0	27,830	27,830

Total non-bearing liabilities	0	0	12,500	0	0	0	205,655	218,155

Total liabilities	202,931	23,248	31,476	3,741	203	0	205,655	467,254
GAP	215,018	(23,248)	(29,673)	692	164	0	(162,953)	0
Cumulative GAP	215,018	191,770	162,097	162,789	162,953	162,953	0	0

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

        The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Treasury and Agency securities. Losses of $24,000 were recorded on security sales during 2000. No gains or losses were recorded on security sales during 2002 or 2001. As of

December 31, 2002 the Bank's investment portfolio contained no gross unrealized losses and gross unrealized gains of $1,000, for net unrealized gains of $1,000. As of December 31, 2001 the Bank's investment portfolio contained gross unrealized gains of $1,000 and gross unrealized losses of $8,000, for net unrealized losses of $7,000. The Company adopted SFAS No. 115 in 1994, with the result that the net unrealized gains and losses gave rise to a $1,000 (net of taxes) increase in shareholders' equity as of December 31, 2002, and a $5,000 decrease (net of taxes) in the Company's shareholders' equity as of December 31, 2001. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus the unrealized gains and losses had no effect on the Company's income statement.

Item 8. Financial Statements and Supplementary Data

        See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" below for financial statements filed as part of this report.

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

Item 14. Controls and Procedures

        The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the Company's controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer conclude that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        List of Documents filed as a part of this report:

  (a)
  Financial Statements and Financial Statement Schedules

    See Index to Financial Statements which is part of this Form 10-K.

  (b)
  Exhibits

    See Index to Exhibits which is part of this Form 10-K

    (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

  (c)
  Reports on Form 8-K

    No reports on Form 8K were filed in the fourth quarter of 2002.

CERTIFICATIONS AND SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Each of the undersigned hereby certifies in his capacity as an officer of First Regional Bancorp (the "Company") that the Annual Report of the Company on Form 10K for the period ended December 31, 2002 fully complies with the requirements of Section 13 of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

FIRST REGIONAL BANCORP
Date: March 20, 2003	By:	/s/ JACK A. SWEENEY Jack A. Sweeney, Chairman of the Board and Chief Executive Officer
Date: March 20, 2003	By:	/s/ THOMAS MCCULLOUGH Thomas McCullough, Chief Operating Officer
Date: March 20, 2003	By:	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SWEENEY Jack A. Sweeney	Director, Chairman of the Board and Chief Executive Officer	March 20, 2003
/s/ LAWRENCE J. SHERMAN Lawrence J. Sherman	Director, Vice Chairman of the Board	March 20, 2003
/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore	Director and President	March 20, 2003
/s/ THOMAS MCCULLOUGH Thomas E. McCullough	Director, Chief Operating Officer	March 20, 2003
/s/ GARY HORGAN Gary Horgan	Director	March 20, 2003
/s/ FRED M. EDWARDS Fred M. Edwards	Director	March 20, 2003
/s/ MARILYN J. SWEENEY Marilyn J. Sweeney	Director	March 20, 2003

Certification

I, Thomas McCullough, certify that:

        1.    I have reviewed this annual report on Form 10-K of First Regional Bancorp;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ THOMAS MCCULLOUGH Thomas McCullough, Chief Operating Officer

Certification

I, Jack A. Sweeney, certify that:

        1.    I have reviewed this annual report on Form 10-K of First Regional Bancorp;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ JACK A. SWEENEY Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Certification

I, Elizabeth Thompson, certify that:

        1.    I have reviewed this annual report on Form 10-K of First Regional Bancorp;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

First Regional Bancorp
and Subsidiaries

Consolidated Financial Statements as of
December 31, 2002 and 2001 and for
Each of the Three Years in the Period
Ended December 31, 2002 and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
First Regional Bancorp and Subsidiaries
Century City, California

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 2003

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Cash and due from banks (Note 7)	$28,014,000	$25,975,000
Federal funds sold	21,960,000	25,640,000

Cash and cash equivalents	49,974,000	51,615,000
Investment securities available for sale—amortized cost of $2,738,000 and $2,746,000 (Note 2)	2,739,000	2,739,000
Loans—net (Note 3)	399,853,000	280,383,000
Premises and equipment—net (Note 4)	1,558,000	1,527,000
Accrued interest receivable and other assets (Notes 15 and 16)	10,215,000	8,418,000
Deferred income tax assets (Note 5)	2,915,000	2,370,000

TOTAL	$467,254,000	$347,052,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 7, 13, 15 and 16):
Noninterest bearing	$173,192,000	$116,112,000
Interest bearing:
Time deposits	46,168,000	47,895,000
Money market deposits	178,563,000	132,096,000
Other	24,207,000	16,477,000

Total deposits	422,130,000	312,580,000
Federal funds purchased	161,000	637,000
Note payable (Note 11)	862,000	1,013,000
Accrued interest payable and other liabilities	3,771,000	2,867,000
Trust securities (Note 6)	12,500,000	5,000,000

Total liabilities	439,424,000	322,097,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
SHAREHOLDERS' EQUITY (Notes 6, 8, 9, 10 and 11):
Common stock—no par value; authorized, 50,000,000 shares; outstanding, 2,725,000 (2002) and 2,750,000 (2001) shares	13,725,000	13,850,000
Unearned ESOP shares; 91,000 in 2002 and 107,000 in 2001	(817,000)	(958,000)

Total common stock—no par value; outstanding, 2,634,000 (2002) and 2,643,000 (2001) shares	12,908,000	12,892,000
Retained earnings	14,921,000	12,068,000
Accumulated other comprehensive income (loss)	1,000	(5,000)

Total shareholders' equity	27,830,000	24,955,000

TOTAL	$467,254,000	$347,052,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
INTEREST INCOME:
Interest on loans	$21,800,000	$21,083,000	$19,446,000
Interest on deposits in financial institutions		2,000	220,000
Interest on federal funds sold	484,000	1,084,000	1,451,000
Interest on investment securities	56,000	109,000	1,304,000

Total interest income	22,340,000	22,278,000	22,421,000

INTEREST EXPENSE:
Interest on deposits (Notes 13 and 15)	2,535,000	5,139,000	5,015,000
Interest on trust securities	383,000	12,000
Interest on other borrowings	8,000	9,000	15,000

Total interest expense	2,926,000	5,160,000	5,030,000

NET INTEREST INCOME	19,414,000	17,118,000	17,391,000
PROVISION FOR LOAN LOSSES (Note 3)	500,000	958,000	2,204,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,914,000	16,160,000	15,187,000

OTHER OPERATING INCOME:
Customer service fees (Note 15)	2,988,000	2,292,000	1,573,000
Other—net	556,000	545,000	323,000

Total other operating income	3,544,000	2,837,000	1,896,000

OTHER OPERATING EXPENSES:
Salaries and related benefits (Notes 7 and 11)	10,831,000	8,759,000	7,662,000
Occupancy expenses (Note 4)	1,318,000	1,164,000	937,000
Other expenses (Note 14)	5,487,000	4,935,000	4,389,000

Total other operating expenses	17,636,000	14,858,000	12,988,000

INCOME BEFORE PROVISION FOR INCOME TAXES	$4,822,000	$4,139,000	$4,095,000
PROVISION FOR INCOME TAXES (Note 5)	1,785,000	1,713,000	1,689,000

NET INCOME	$3,037,000	$2,426,000	$2,406,000

BASIC EARNINGS PER COMMON SHARE (Note 9)	$1.15	$0.92	$0.89

DILUTED EARNINGS PER COMMON SHARE (Note 9)	$1.14	$0.91	$0.89

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings		Comprehensive Income
BALANCE, JANUARY 1, 2000	2,677,000	$13,166,000	$7,538,000	$(1,000)
Common stock repurchased and retired	(94,000)	(547,000)	(138,000)
Earned ESOP shares	9,000	142,000
Options exercised—including tax benefit	80,000	211,000
Comprehensive income:
Net income			2,406,000		$2,406,000
Other comprehensive income—net change in unrealized loss on securities available for sale, net of tax				2,000	2,000

Comprehensive income					$2,408,000

BALANCE, DECEMBER 31, 2000	2,672,000	12,972,000	9,806,000	1,000
Common stock repurchased and retired	(45,000)	(224,000)	(164,000)
Earned ESOP shares	16,000	144,000
Comprehensive income:
Net income			2,426,000		$2,426,000
Other comprehensive income—net change in unrealized gain on securities available for sale, net of tax				(6,000)	(6,000)

Comprehensive income					$2,420,000

BALANCE, DECEMBER 31, 2001	2,643,000	12,892,000	12,068,000	(5,000)
Common stock repurchased and retired	(25,000)	(126,000)	(184,000)
Earned ESOP shares	16,000	142,000
Comprehensive income:
Net income			3,037,000		$3,037,000
Other comprehensive income—net change in unrealized loss on securities available for sale, net of tax				6,000	6,000

Comprehensive income					$3,043,000

BALANCE, DECEMBER 31, 2002	2,634,000	$12,908,000	$14,921,000	$1,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$3,037,000	$2,426,000	$2,406,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans	500,000	958,000	2,204,000
Provision for depreciation	361,000	320,000	261,000
Gain on sale of real estate			(68,000)
Amortization of investment securities premiums and discounts—net	(47,000)	(27,000)	(126,000)
Loss on sale of premises and equipment	9,000	3,000
Amortization of loan premiums and discounts—net	32,000	536,000	647,000
(Increase) decrease in accrued interest receivable and other assets	(1,797,000)	8,000	(6,301,000)
Increase in accrued interest payable and other liabilities	904,000	400,000	672,000
Deferred income tax benefit	(545,000)	(456,000)	(1,163,000)
Deferred compensation expense	142,000	144,000	142,000

Net cash provided by (used in) operating activities	2,596,000	4,312,000	(1,326,000)

INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in financial institutions		99,000	6,824,000
Net increase in loans	(120,002,000)	(50,320,000)	(112,592,000)
Purchases of investment securities	(6,447,000)	(4,736,000)	(2,960,000)
Proceeds from maturities of investment securities	6,500,000	5,000,000	52,893,000
Purchases of premises and equipment	(412,000)	(472,000)	(481,000)
Proceeds from sale of premises and equipment	11,000	14,000
Proceeds from sale of real estate			68,000

Net cash used in investing activities	(120,350,000)	(50,415,000)	(56,248,000)

(Continued)

	2002	2001	2000
FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	$(1,727,000)	$(17,516,000)	$21,359,000
Net increase in noninterest-bearing deposits and other interest-bearing deposits	111,277,000	52,033,000	50,972,000
Net (decrease) increase in federal funds purchased	(476,000)	(820,000)	(1,738,000)
Issuance of trust securities	7,500,000	5,000,000
Decrease in note payable	(151,000)	(150,000)	(150,000)
Stock options exercised			211,000
Common stock repurchased and retired	(310,000)	(388,000)	(685,000)

Net cash provided by financing activities	116,113,000	38,159,000	69,969,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,641,000)	(7,944,000)	12,395,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,615,000	59,559,000	47,164,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,974,000	$51,615,000	$59,559,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,053,000	$5,405,000	$4,854,000
Income taxes paid	$1,706,000	$2,019,000	$1,941,000

(Concluded)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through their branches. The Company's primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. The Company has three operating segments as discussed in Note 18. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities (see Note 6). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following are descriptions of the more significant of these policies.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Investment Securities—Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other than temporary) is reported as a separate component of shareholders' equity. Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific-identification basis and reported in earnings.

        Loans—Loans are carried at face amount less payments collected, deferred fees, and allowances for loan losses. Interest on loans is accrued daily on a simple-interest basis. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment. Premiums on purchases of loans are amortized on a level-yield method over the estimated lives of the loans, considering estimated prepayments.

        The allowance for loan losses is maintained at a level considered adequate by management to provide for losses that might be reasonably anticipated. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management's periodic estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events. Such estimates are based on previous loan loss experience; current economic conditions; volume, growth and composition of the loan portfolio; the value of collateral; and other relevant factors.

        Loans are considered to be impaired when it is not probable that they will be collected in accordance with their original terms. Impaired loans are carried at the lower of their contractual balances or estimated fair values. Specific reserves necessary to reduce their carrying amounts to fair value are included in the allowance for loan losses.

        All loans on nonaccrual are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include a below-market interest rate, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

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

        Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2002 and 2001.

        Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Amortization is computed using the straight-line method over the estimated useful lives of the leasehold improvements or the term of the lease, whichever is shorter. The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

        Trust Securities—During 2002, the Company established First Regional Statutory Trust II ("Trust II") as a wholly owned subsidiary. In a private placement transaction, Trust II issued $7,500,000 of floating rate capital securities representing undivided preferred beneficial interest in the assets of Trust II. During 2001, the Company established First Regional Statutory Trust I ("Trust I") as a wholly owned subsidiary. In a private placement transaction, Trust I issued $5,000,000 of floating rate capital securities representing undivided preferred beneficial interest in the assets of Trust I. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes.

        Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A deferred tax asset is recorded to the extent that management believes it is more likely than not to be realized. A valuation allowance is recognized for the remaining portion of the deferred tax asset.

        Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction.

        Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks and federal funds sold.

        Earnings per Common Share—Basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 9.

        Administrative and Custodial Services—Trust Administrative Services Corp. ("TASC"), a wholly owned subsidiary of the Bank, maintains investments and assets as a custodian for customers. The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

        Trust Services—Trust Services, a division of the Bank, is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters. The amount of investments and assets and related liabilities administered by Trust Services has not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company. Trust fee income is recorded on an accrual basis.

        Stock Compensation Plans—The Company's policy is to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Employee Stock Ownership Plan and Trust—The debt of the Employee Stock Ownership Plan and Trust ("ESOP") is recorded as debt of the Company, and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

        Reclassifications—Certain items in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

        Recent Accounting Pronouncements—Statement of Financial Accounting Standards ("SFAS") SFAS No. 142—Goodwill and Other Intangible Assets, requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized but tested for impairment on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this statement had no material impact on the Company's financial position, results of operations, or cash flows.

        SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact upon adoption.

        SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of the statement on January 1, 2003 will not have a material effect on the Company's financial statements.

        SFAS No. 147—Acquisitions of Certain Financial Institutions, addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of SFAS No. 147 apply for acquisitions of certain financial institutions that are initiated after October 1, 2002. Management believes that the adoption of the statement on October 1, 2002 will not have a material effect on the Company's financial statements.

        SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

        FIN No. 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

2.    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities available for sale were as follows as of December 31:

2002	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$1,744,000	$1,000	$1,745,000
U.S. agency securities	994,000		994,000

	$2,738,000	$1,000	$2,739,000

2001	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$1,744,000	$(8,000)	$1,736,000
U.S. agency securities	1,002,000	1,000	1,003,000

	$2,746,000	$(7,000)	$2,739,000

        All securities held at December 31, 2002 are scheduled to mature in 2003.

        Securities carried at $2,739,000 were pledged as of December 31, 2002 and 2001 to secure current or future public deposits and for other purposes required or permitted by law.

3.    LOANS

        The loan portfolio consisted of the following at December 31:

	2002	2001
Real estate loans	$237,477,000	$143,762,000
Commercial loans	80,510,000	72,173,000
Real estate construction loans	72,088,000	46,748,000
Government guaranteed loans	16,260,000	22,999,000
Other loans	1,299,000	1,125,000

	407,634,000	286,807,000
Allowance for loan losses	(5,500,000)	(5,000,000)
Deferred loan fees—net	(2,281,000)	(1,424,000)

Loans—net	$399,853,000	$280,383,000

        Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates and were generally purchased at premiums. Premiums on purchases of government guaranteed loans are amortized on a level-yield method over the estimated lives of the loans, considering estimated prepayments.

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

        An analysis of the activity in the allowance for loan losses is as follows for the years ended December 31:

	2002	2001	2000
Balance, beginning of year	$5,000,000	$4,600,000	$2,300,000
Provision for loan losses	500,000	958,000	2,204,000
Loans charged off		(567,000)
Recoveries on loans previously charged off		9,000	96,000

Balance, end of year	$5,500,000	$5,000,000	$4,600,000

        Management believes the allowance for loan losses as of December 31, 2002 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions upon examination of the Bank by such authorities.

        At December 31, 2002 and 2001, the recorded investment in loans for which impairment had been recognized was $99,000 and $159,000, with specific reserves of $20,000 and $31,000, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $153,000, $1,643,000 and $1,420,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2002 and 2000. Interest income on impaired loans of $16,000 was recognized for cash payments received in 2001.

        In the ordinary course of business, the Bank may grant loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31:

	2002	2001
Balance, beginning of year	$—	$—
Loans granted or renewed	210,000	115,000
Repayments	(7,000)	(115,000)

Balance, end of year	$203,000	$—

4.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following as of December 31:

	2002	2001
Furniture, fixtures and equipment	$3,325,000	$3,345,000
Leasehold improvements	792,000	717,000

	4,117,000	4,062,000
Accumulated depreciation and amortization	(2,559,000)	(2,535,000)

Premises and equipment—net	$1,558,000	$1,527,000

        Rental expense for premises included in occupancy expenses for 2002, 2001 and 2000 was approximately $1,233,000, $1,095,000 and $889,000, respectively.

        The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2002, net of sublease income:

Year Ending December 31	Minimum Rental Commitments
2003	$1,130,000
2004	1,073,000
2005	1,109,000
2006	975,000
2007 and thereafter	4,837,000

Total	$9,124,000

5.    INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

	2002	2001	2000
Current provision:
Federal	$1,657,000	$1,576,000	$2,163,000
State	673,000	593,000	689,000

	2,330,000	2,169,000	2,852,000

Deferred (benefit) provision:
Federal	(402,000)	(320,000)	(925,000)
State	(143,000)	(136,000)	(238,000)

	(545,000)	(456,000)	(1,163,000)

Total	$1,785,000	$1,713,000	$1,689,000

        Income tax (liabilities) assets consisted of the following at December 31:

	2002	2001
Income taxes currently (payable) receivable:
Federal	$(263,000)	$(278,000)
State	(22,000)	(68,000)

	(285,000)	(346,000)

Deferred income tax assets:
Federal	2,143,000	1,742,000
State	772,000	628,000

	2,915,000	2,370,000

Net	$2,630,000	$2,024,000

        The components of the net deferred income tax assets are summarized as follows at December 31:

Federal	2002	2001
Deferred tax liabilities:
Prepaid expenses	$(103,000)	$(94,000)
State taxes	(262,000)	(214,000)
Depreciation	(254,000)	(205,000)

Gross liabilities	(619,000)	(513,000)

Deferred tax assets:
Loan and real estate loss allowances	1,494,000	1,293,000
Deferred compensation	836,000	698,000
State franchise tax	216,000	180,000
Intangible assets	122,000	70,000
Accrued expenses	93,000	5,000
Other	1,000	9,000

Gross assets	2,762,000	2,255,000

Net deferred tax assets—federal	$2,143,000	$1,742,000

State	2002	2001
Deferred tax liabilities:
Prepaid expenses	$(33,000)	$(30,000)
Depreciation	(58,000)	(55,000)

Gross liabilities	(91,000)	(85,000)

Deferred tax assets:
Loan and real estate loss allowances	527,000	465,000
Deferred compensation	266,000	223,000
Intangible assets	30,000	22,000
Other	40,000	3,000

Gross assets	863,000	713,000

Net deferred tax assets—state	772,000	628,000

Net deferred tax assets	$2,915,000	$2,370,000

        The provision for income taxes varied from the federal statutory tax rate for the following reasons for the years ended December 31:

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,687,000	35.0%	$1,449,000	35.0%	$1,433,000	35.0%
State franchise taxes—net of federal income tax benefit	326,000	6.7	301,000	7.3	297,000	7.3
Other—net	(228,000)	(4.7)	(37,000)	(0.9)	(41,000)	(1.0)

Total	$1,785,000	37.0%	$1,713,000	41.4%	$1,689,000	41.3%

6.    TRUST SECURITIES

      In 2002, the Company established Trust II, a statutory business trust and wholly owned subsidiary of the Company. The Trust was formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

        On September 26, 2002, Trust II issued $7,500,000 of Cumulative Preferred Capital Securities (the "Trust Securities II") in a private placement transaction, which represent undivided preferred beneficial interests in the assets of Trust II. Simultaneously, Trust II purchased $7,500,000 of Junior Subordinated Deferrable Debentures (the "Debentures II") from the Company. The Company then invested the net proceeds of the sale of the Debentures II in the Bank as additional paid-in capital to support the Bank's future growth. The structure of this transaction enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities II, which are not registered with the Securities and Exchange Commission, must be redeemed by 2032. Because of this required redemption, the Trust Securities II are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

        Holders of the Trust Securities II are entitled to receive cumulative cash distributions, accumulating from September 26, 2002, the original date of issuance, and payable quarterly in arrears on March 26, June 26, September 26 and December 26 of each year commencing on December 26, 2002 at a floating interest rate starting at an annual rate of 5.22%, equal to three-month LIBOR plus 3.40%, not to exceed 11.90% prior to September 26, 2007. The terms of the Debentures II are identical to those of the Trust Securities II, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures II at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures II. If and for so long as interest payments on the Debentures II are so deferred, cash distributions on the Trust Securities II will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures II.

        The Debentures II have a scheduled maturity date of September 26, 2032, at which time the Company is obligated to redeem them. The Debentures II are prepayable prior to their maturity date at the option of the Company on or after September 26, 2007, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures II. Upon the repayment of the Debentures II on September 26, 2032, or prepayment of some or all of the Debentures II prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities II upon not less than 30 nor more than 60 days notice of a date of redemption.

        The Indenture II for the Trust Securities II includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trust II. The Indenture II also includes provisions relating to the payment of expenses associated with the issuance of the Trust Securities II.

        In 2001, the Company established Trust I, a statutory business trust and wholly owned subsidiary of the Company. Trust I was formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

        On December 18, 2001, Trust I issued $5,000,000 of Cumulative Preferred Capital Securities (the "Trust Securities I") in a private placement transaction, which represent undivided preferred beneficial interests in the assets of Trust I. Simultaneously, Trust I purchased $5,000,000 of Junior Subordinated Deferrable Debentures (the "Debentures I") from the Company. The Company then invested the net proceeds of the sale of the Debentures I in the Bank as additional paid-in capital to support the Bank's future growth. The structure of this transaction enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities I, which are not registered with the Securities and Exchange Commission, must be redeemed by 2031. Because of this required redemption, the Trust Securities I are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

        Holders of the Trust Securities I are entitled to receive cumulative cash distributions, accumulating from December 18, 2001, the original date of issuance, and payable quarterly in arrears on March 18, June 18, September 18 and December 18 of each year commencing on March 18, 2002 at a floating interest rate starting at an annual rate of 5.60%, equal to three-month LIBOR plus 3.60%, not to exceed 12.50% prior to December 18, 2006. The terms of the Debentures I are identical to those of the Trust Securities I, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures I at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures I. If and for so long as interest payments on the Debentures I are so deferred, cash distributions on the Trust Securities I will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures I.

        The Debentures I have a scheduled maturity date of December 18, 2031, at which time the Company is obligated to redeem them. The Debentures I are prepayable prior to their maturity date at the option of the Company on or after December 18, 2006, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures I. Upon the repayment of the Debentures I on December 18, 2031, or prepayment of some or all of the Debentures I prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities I upon not less than 30 nor more than 60 days notice of a date of redemption.

        The Indenture I for the Trust Securities I includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trust I. The Indenture I also includes provisions relating to the payment of expenses associated with the issuance of the Trust Securities I.

7.    COMMITMENTS AND CONTINGENCIES

        The Company had the following commitments and contingent liabilities as of December 31, 2002:

Undisbursed loans	$119,897,000
Standby letters of credit	$2,133,000

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

        The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $126,000, $106,000 and $88,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        As of December 31, 2002, the Bank had unused lines of credit with other depository institutions of $12,000,000.

        The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2002 and 2001, there were $47,180,000 and $36,439,000, respectively, of merchant credit card deposit balances on hand.

        Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $15,487,000 and $8,074,000 at December 31, 2002 and 2001, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2002 and 2001, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

        Following is a table showing the minimum capital ratios required for the Bank and the Bank's actual capital ratios and actual capital amounts at December 31, 2002 and 2001 (the Company's ratios and amounts are substantially the same):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount (000's)	Ratio	Amount (000's)	Ratio	Amount (000's)	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets)	$44,042	11.0%	$32,030	>8.0%	$40,038	>10.0%
Tier I capital (to risk-weighted assets)	$39,032	9.8%	$15,931	>4.0%	$23,897	>6.0%
Tier I capital (to average assets)	$39,032	8.6%	$18,154	>4.0%	$22,693	>5.0%
As of December 31, 2001:
Total capital (to risk-weighted assets)	$33,622	11.3%	$23,803	>8.0%	$29,754	>10.0%
Tier I capital (to risk-weighted assets)	$29,876	10.0%	$11,950	>4.0%	$17,926	>6.0%
Tier I capital (to average assets)	$29,876	8.9%	$13,427	>4.0%	$16,784	>5.0%

9.    EARNINGS PER SHARE RECONCILIATION

	December 31, 2002
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$3,037,000	2,630,000	$1.15
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		32,000	(0.01)

Diluted EPS
Income available to common shareholders	$3,037,000	2,662,000	$1.14

	December 31, 2001
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$2,426,000	2,644,000	$0.92
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		29,000	(0.01)

Diluted EPS
Income available to common shareholders	$2,426,000	2,673,000	$0.91

	December 31, 2000
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$2,406,000	2,691,000	$0.89
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		19,000

Diluted EPS
Income available to common shareholders	$2,406,000	2,710,000	$0.89

10.    STOCK COMPENSATION PLANS

        In 1999, the Company adopted a new nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009, and granted 335,000 options at an exercise price of $7.75 per share. In 2000, these 335,000 options were canceled, and 335,000 options were granted under the new plan at an exercise price of $7.25. In accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, the reissuance of these 335,000 options is treated as a repricing of the original 335,000 options issued in 1999. As such, the Company applied variable accounting treatment to the options in accordance to FIN No. 44 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In April 2001, the Company canceled the 335,000 reissued options.

        The Company also has a nonqualified employee stock option plan that authorizes the issuance of up to 350,000 shares of its common stock and expired in April 2002. In 2000, 10,000 shares were granted under this plan at an exercise price of $7.25, vesting over a five-year period and expiring in 2005. Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

        The Company had options outstanding granted under the plans as follows at December 31:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	131,000	$7.95	366,000	$7.27	441,000	$6.52
Granted	335,000	11.50	100,000	8.15	360,000	7.30
Exercised					(100,000)	2.45
Terminated	(6,000)	5.75	(335,000)	7.25	(335,000)	7.75

Outstanding, end of year	460,000	10.57	131,000	7.95	366,000	7.27

Options exercisable at year-end	173,642	11.36	8,000	6.13	2,000	5.75

        Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number	Weighted- Average Price
$7.25	50,000	6.4	$7.25	4,000	$7.25
$8.00 - $8.75	75,000	8.0	8.60	2,142	8.00
$11.50	335,000	9.8	11.50	167,500	11.50

        The estimated fair value of options granted during 2002, 2001 and 2000 was $7.04, $3.43 and $1.60, respectively. Except as discussed above, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan, the Company's net income and basic EPS for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income to common shareholders:
As reported	$3,037,000	$2,426,000	$2,406,000
Pro forma	$2,312,000	$2,391,000	$2,352,000
Basic earnings per share:
As reported	$1.15	$0.92	$0.89
Pro forma	$0.88	$0.90	$0.88

        The fair values of options granted under the Company's stock option plan during 2002, 2001 and 2000, respectively, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 43%, 43% and 53%, risk-free interest rate of 4.5%, 5.4% and 5.5%, and expected lives of 10, 5 and 7 years.

11.    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        During 1998, the Company established an ESOP for eligible employees. Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

        On September 30, 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company's contributions to the ESOP. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus .5%, with interest of 4.75% at December 31, 2002. The outstanding principal balance of the ESOP loan at December 31, 2002 and 2001 was $862,000 and $1,013,000, respectively.

        Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement or disability. The number of shares of common stock allocated to employee accounts was 16,000 shares at December 31, 2002 and 2001.

        Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2002, 2001 and 2000 was $210,000, $241,000 and $274,000, respectively.

        At December 31, 2002 and 2001, unearned compensation related to the ESOP approximated $817,000 and $958,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Based upon the market price of the Company's stock at December 31, 2002, the unearned shares of the ESOP have a cumulative fair value of $1,422,000.

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

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and due from banks	$28,014	$28,014	$25,975	$25,975
Federal funds sold	21,960	21,960	25,640	25,640
Investment securities available for sale	2,739	2,739	2,739	2,739
Loans	399,853	406,530	280,383	287,738
Accrued interest receivable	838	838	835	835
Liabilities:
Deposits:
Noninterest bearing	173,192	173,192	116,112	116,112
Interest bearing:
Time deposits	46,168	46,234	47,895	48,008
Money market and other deposits	202,770	202,770	148,573	148,582
Trust Securities	12,500	12,500	5,000	5,000
Note payable	862	862	1,013	1,013
Federal funds purchased	161	161	637	637
Accrued interest payable	83	83	160	160

        Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2002 and 2001.

        The fair values of cash and due from banks, federal funds sold, noninterest bearing deposits, money market and other deposits, Trust Securities, note payable, federal funds purchased and accrued interest receivable and payable approximate their carrying value.

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

        No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $91,000 in 2002 and $0 in 2001 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.    DEPOSITS AND INTEREST EXPENSE

        A summary of interest expense on deposits is as follows for the years ended December 31:

	2002	2001	2000
Money market savings/NOW account deposits	$1,427,000	$2,532,000	$2,510,000
Time deposits of $100,000 or more	597,000	1,664,000	1,743,000
Time deposits under $100,000	455,000	895,000	712,000
Savings deposits	56,000	48,000	50,000

	$2,535,000	$5,139,000	$5,015,000

        The maturities of time deposits are as follows as of December 31, 2002:

2003	$45,965,000
2004	203,000

$46,168,000

        The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2002 and 2001 was approximately $29,185,000 and $34,693,000, respectively. The aggregate amount of deposits from escrow-related accounts was approximately $5,100,000 and $6,313,000 as of December 31, 2002 and 2001, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $644,000 and $1,385,000 as of December 31, 2002 and 2001, respectively.

14.    OTHER OPERATING EXPENSES

        Included in other operating expenses are the following items for the years ended December 31:

	2002	2001	2000
Professional services	$551,000	$515,000	$385,000
Data processing fees	767,000	812,000	708,000
Equipment expense	594,000	550,000	498,000
General insurance	216,000	261,000	295,000
Stationery and supplies	260,000	261,000	222,000
Customer courier service	224,000	389,000	298,000
Telephone and postage	448,000	380,000	304,000
Other	2,427,000	1,767,000	1,679,000

Total	$5,487,000	$4,935,000	$4,389,000

15.    ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

        In January 1999, the Bank established TASC, a wholly owned subsidiary of the Bank that provides administrative services to self-directed retirement plans. In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $894,000, which was recorded as an intangible asset in the accompanying consolidated balance sheet (included in other assets) and is being amortized over the expected recoverable period of seven years on a straight-line basis. At December 31, 2002, the recorded intangible asset was $383,000 (net of $511,000 of accumulated amortization). For the year ended December 31, 2002, amortization expense for the intangible asset was $128,000. Amortization expense for each of the succeeding three fiscal years is expected to be $128,000. As of December 31, 2002, TASC was the custodian of approximately $530,670,000 in retirement assets.

        Deposits held for TASC clients by the Bank represent approximately 13% of the Bank's total deposits as of December 31, 2002. The Bank paid interest of $294,000 and $631,000 on deposits of TASC clients and received fees of $938,000 and $602,000 from TASC clients during 2002 and 2001, respectively.

        The Bank established a Trust and Investment Division in March 2001. Trust powers were granted and the operation of the Department commenced in August 2001. The Division is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2002 and 2001, the total assets under administration were $86,624,000 and $76,827,000, respectively. Revenues were $458,000 and $103,000 for 2002 and the four months of operation in 2001, respectively. As of year-end, no Trust Division assets were held on deposit with the Bank.

16.    RELATED-PARTY TRANSACTIONS

        As of December 31, 2002 and 2001, deposits from directors, officers and their affiliates amounted to $196,000 and $414,000, respectively.

        During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer.

17.    FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2002	2001
ASSETS
Cash and due from banks	$1,023,000	$1,000
Investment in common stock of subsidiaries	39,760,000	30,480,000
Other assets	793,000	611,000

TOTAL ASSETS	$41,576,000	$31,092,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Subordinated debt—First Regional Statutory Trusts	$12,887,000	$5,155,000
Other liabilities	43,000	19,000

Total liabilities	12,930,000	5,174,000
STOCKHOLDERS' EQUITY	28,646,000	25,918,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,576,000	$31,092,000

STATEMENTS OF EARNINGS

	2002	2001	2000
Equity in net earnings of subsidiaries	$3,549,000	$2,470,000	$2,485,000
Other expense—net	(512,000)	(44,000)	(79,000)

Net earnings	$3,037,000	$2,426,000	$2,406,000

STATEMENTS OF CASH FLOWS

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,037,000	$2,426,000	$2,406,000
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in net earnings of subsidiaries	(3,549,000)	(2,470,000)	(2,485,000)
Other operating activities—net	(656,000)	(156,000)	(104,000)

Net cash provided by operating activities	(1,168,000)	(200,000)	(183,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from First Regional Bank	1,200,000	350,000	550,000
Investment in First Regional Statutory Trusts	(232,000)	(155,000)
Proceeds from subordinated debt invested in First Regional Bank	(6,200,000)	(4,839,000)

Net cash used in investing activities	(5,232,000)	(4,644,000)	550,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, including tax benefit			211,000
Common stock repurchased and retired	(310,000)	(388,000)	(685,000)
Increase in subordinated debt—First Regional Statutory Trusts	7,732,000	5,155,000

Net cash provided by (used in) financing activities	7,422,000	4,767,000	(474,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,022,000	(77,000)	(107,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,000	78,000	185,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,023,000	$1,000	$78,000

18.    SEGMENT REPORTING

        Management has evaluated the Company's overall operation and determined that its business consists of certain reportable business segments as of December 31, 2002, 2001 and 2000: core banking operations, the administrative services in relation to TASC, and Trust Services. The following describes these three business segments:

          Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.

          Administrative Services—The principal business activity of this segment is providing administrative services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

          Trust Services—The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income. The segment's principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

        Total assets of TASC at December 31, 2002 and 2001 were $804,000 and $864,000, respectively, and total assets of Trust Services at December 31, 2002 and 2001 were $78,000 and $92,000, respectively. The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

        The following table shows the net income (loss) for the core banking operations, the administration and custodial services, and the trust services for the years ended December 31, 2002, 2001 and 2000.

	Core Banking Operations	Administrative Services		Trust Services		Year Ended December 31, 2002
Net interest income	$19,414,000	$		$		$19,414,000
Provision for loan losses	500,000					500,000
Other operating income	2,159,000		938,000		447,000	3,544,000
Other operating expenses	15,893,000		1,023,000		720,000	17,636,000
Provision for income taxes	1,785,000					1,785,000

Net income (loss)	$3,395,000		$(85,000)		$(273,000)	$3,037,000

	Core Banking Operations	Administrative Services		Trust Services		Year Ended December 31, 2001
Net interest income	$17,118,000	$		$		$17,118,000
Provision for loan losses	958,000					958,000
Other operating income	2,136,000		602,000		99,000	2,837,000
Other operating expenses	13,280,000		1,011,000		567,000	14,858,000
Provision for income taxes	1,713,000					1,713,000

Net income (loss)	$3,303,000		$(409,000)		$(468,000)	$2,426,000

	Core Banking Operations	Administrative Services		Year Ended December 31, 2000
Net interest income	$17,391,000	$		$17,391,000
Provision for loan losses	2,204,000			2,204,000
Other operating income	1,481,000		415,000	1,896,000
Other operating expenses	12,029,000		959,000	12,988,000
Provision for income taxes	1,689,000			1,689,000

Net income (loss)	$2,950,000		$(544,000)	$2,406,000

        The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2002
Net interest income	$4,194	$4,658	$5,231	$5,331
Provision for loan losses	$50	$150	$150	$150
Net income	$559	$649	$909	$920
Basic earnings per common share	$0.21	$0.25	$0.35	$0.34
Diluted earnings per common share	$0.21	$0.24	$0.34	$0.34
2001
Net interest income	$4,519	$4,277	$4,321	$4,001
Provision for loan losses	$500	$300	$100	$58
Net income	$612	$555	$623	$636
Basic earnings per common share	$0.23	$0.21	$0.24	$0.24
Diluted earnings per common share	$0.23	$0.21	$0.23	$0.24

* * * * * *

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-14, File No. 2-75140 filed December 2, 1981 and incorporated herein). Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation by written consent of shareholders on November 24, 1987 and filed with the Secretary of State of the State of California on December 7, 1987 (filed as Exhibit 3.1 to the Company's Annual Statement on Form 10-K for the year ended December 31, 1987 and incorporated herein). Certificate of Chairman and Chief Executive Officer and Assistant Secretary evidencing amendment of Articles of Incorporation adopted at Annual Shareholders Meeting on May 19, 1988 and filed with the Secretary of State of the State of California (filed as Exhibit 3.1 to the Company's Annual Statement on Form 10-K for the year ended December 31, 1988 and incorporated herein).
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
11	Statement regarding computation of per share earnings (see Note 1 of the Notes to Consolidated Financial Statements at page 64 of this report on Form 10-K)
21	Subsidiary of Registrant

QuickLinks

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE SHEET
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Disagreements on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
CERTIFICATIONS AND SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS