Form 10-Q
period 2003-03-31
FIRST REGIONAL BANCORP
filed 2003-05-15
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended   March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,925,930
Class	Outstanding on May 5, 2003

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Cash and due from banks	$29,803	$28,014
Federal Funds Sold	4,765	21,960

Cash and cash equivalents	34,568	49,974

Investment securities, available for sale, at fair value	6,825	2,739

Loans, net of allowance for losses of $5,800 in 2003 and $5,500 in 2002	441,631	399,853

Premises and equipment, net of accumulated depreciation	1,628	1,558

Accrued interest receivable and other assets	13,789	13,130

Total Assets	$498,441	$467,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$174,807	$173,192
Interest bearing:
Savings deposits	26,371	24,207
Money market deposits	197,101	178,563
Time deposits	48,291	46,168

Total deposits	446,570	422,130

Note payable	825	862
Accrued interest payable and other liabilities	7,469	3,932
Trust Securities	12,500	12,500

Total Liabilities	467,364	439,424

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,926,000 and 2,725,000 shares outstanding in 2003 and 2002, respectively	16,408	13,725
Less: Unearned ESOP shares; 87,000 and 91,000 outstanding in 2003 and 2002, respectively	(782)	(817)
Total common stock, no par value; outstanding 2,839,000 (2003) and 2,634,000 (2002) shares	15,626	12,908

Retained earnings	15,450	14,921
Accumulated other comprehensive income, Net of tax	1	1

Total Shareholders’ Equity	31,077	27,830

Total Liabilities and Shareholders’ Equity	$498,441	$467,254

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
INTEREST INCOME:
Interest and fees on loans	$6,542	4,746
Interest on investment securities	14	18
Interest on federal funds sold	61	93

Total interest income	6,617	4,857

INTEREST EXPENSE:

Interest on deposits	514	591
Interest on trust securities	152	70
Interest on other borrowings	0	2

Total interest expense	666	663

Net interest income	5,951	4,194

PROVISION FOR LOAN LOSSES	300	50

Net interest income after provision for loan losses	5,651	4,144

OTHER OPERATING INCOME:
Customer service fees	877	717
Other, net	131	126
Total other operating income	1,008	843

OPERATING EXPENSES:
Salaries and related benefits	3,323	2,428
Occupancy expense	345	330
Equipment expense	178	140
Promotion expense	66	47
Professional service expense	337	351
Customer service expense	137	89
Supply/communication expense	188	141
Other expenses	536	510

Total operating expenses	5,110	4,036

Income before provision for income taxes	1,549	951

PROVISION FOR INCOME TAXES	636	392

NET INCOME	$913	$559

EARNINGS PER SHARE (Note 2)
Basic	$0.34	$0.21
Diluted	$0.33	$0.21

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES

Net Income	$913	$559

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	300	50
Depreciation and amortization	87	79
Accretion of investment security discounts	(14)	(5)
Increase in interest receivable	(52)	(45)
Decrease in interest payable	(14)	(30)
Increase in taxes payable	871	702
Net increase in other assets	(607)	(906)
Net increase in other liabilities	2,680	331

Net cash provided by operating activities	$4,164	$735

INVESTING ACTIVITIES

(Increase) decrease in investment securities	$(4,072)	$22
Decrease in guaranteed loans	1,783	2,588
Net increase in other loans	(43,861)	(26,859)
Increase in premises and equipment	(157)	(92)

Net cash used in investing activities	$(46,307)	$(24,341)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	$22,317	$6,719
Net increase in time deposits	2,123	7,891
Decrease in note payable	(37)	(38)
Decrease in securities sold under agreement to repurchase	(0)	(265)
Increase (decrease) in shareholders’ equity	2,334	(206)

Net cash provided by financing activities	$26,737	$14,101

Decrease in cash and cash equivalents	$(15,406)	$(9,505)

Cash and cash equivalents, beginning of period	49,974	51,615

Cash and cash equivalents, end of period	$34,568	$42,110

Supplemental Disclosures of Cash Flow Information:
Interest paid	$681	$694
Income taxes paid	$175	$146

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE 1 -                  First Regional Bancorp, a bank holding company (the Company), and one of its wholly-owned subsidiaries, First Regional Bank primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  Certain amounts in the 2002 financial statements have been reclassified to be comparable with the classifications used in the 2003 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations for the three month periods ended March 31, 2003 and 2002.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2002 annual report on Form 10K.

Recent Accounting Pronouncements

SFAS No. 148–Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

FIN No. 45–Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002.  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of such interpretation did not have a material impact on its results of operations, financial position or cash flows.

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

	Three Months Ended March 31, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$913,000	2,668,402	$0.34

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		86,422	(0.01)

Diluted EPS
Income available to common shareholders	$913,000	2,754,824	$0.33

	Three Months Ended March 31, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$559,000	2,630,145	$0.21

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		42,727	(0.00)
Diluted EPS
Income available to common shareholders	$559,000	2,672,872	$0.21

NOTE 3 -                  As of March 31, 2003 the Bank had a total of $2,580,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                  The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three month periods ended March 31, 2003 and 2002, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
	(in thousands)

Net Income	$913	$559
Other comprehensive income	1	0

Total comprehensive income	$914	$559

NOTE 5 -                  Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of March 31, 2003 and 2002: core banking operations, the administrative services in relation to TASC, and Trust Services.  The following describes these three business segments:

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

Total assets of TASC at March 31, 2003 and December 31, 2002 were $747,000 and $804,000, respectively, and total assets of Trust Services at March 31, 2003 and December 31, 2002 were $74,000 and $78,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administration and custodial services, and the trust services for the three month periods ended March 31, 2003 and 2002.

	Core Banking Operations	Administrative Services	Trust Services	Three Month Period Ended March 31, 2003

Net interest income	$5,951			$5,951
Provision for Loan Losses	300			300
Other operating income	539	$318	$151	1,008
Other operating expenses	4,681	225	204	5,110
Provision for income taxes	636			636

Net income	$873	$93	$(53)	$913

	Core Banking Operations	Administrative Services	Trust Services	Three Month Period Ended March 31, 2002

Net interest income	$4,194			$4,194
Provision for Loan Losses	50			50
Other operating income	554	$188	$101	843
Other operating expenses	3,582	290	164	4,036
Provision for income taxes	392			392

Net income	$724	$(102)	$(63)	$559

The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

NOTE 6.                      STOCK COMPENSATION PLANS

At March 31, 2003, the company  had two stock-based employee incentive plans, which are described more fully in Note 10 in the 2002 Annual Report on Form 10K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The Company did not grant any stock options in the first quarter of 2003 or 2002.  The following table illustrates the pro forma net income (loss) and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income to common shareholders:
As Reported	$913,000	$559,000
Pro forma	$878,000	$550,000

Basic earnings per share:
As reported	$0.34	$0.21
Pro forma	$0.33	$0.21

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-K.  Certain statements in this report on Form 10-Q constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses.

As of March 31, 2003 total assets were $498,441,000 compared to $467,254,000 at December 31, 2002, an increase of $31,187,000 or 6.7% and the March 31, 2003 asset level represents an improvement over the $362,720,000 that existed on the same date in 2002. The 2003 asset increase reflects a corresponding increase in total deposits of $24,440,000 or 5.8%, from $422,130,000 at the end of 2002 to $446,570,000 at March 31, 2003.  While overall deposits increased, the deposit growth was centered in money market deposits, savings deposits and time deposits, while noninterest bearing deposits remained relatively constant.  There were several changes in the composition of the Bank’s assets during the first quarter. The Bank’s core loan portfolio grew significantly by $41,778,000 during the three month period, bringing the Bank’s total loans to $441,631,000 at March 31, 2003 from the December 31, 2002 total of $399,853,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets. Investment securities increased by $4 million, while cash and cash equivalents (cash and due from banks and Federal funds sold) fell by $15.4 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned a profit of $913,000 in the first quarter of 2003, compared to earnings of $559,000 in the three months ended March 31, 2002.

NET INTEREST INCOME

Total interest income increased by $1,760,000 (36%) for the three months ended March 31, 2003 compared to the same period in 2002 as total earning assets were substantially higher (40%) in 2003 than in 2002. The majority of the increase in interest income arises from a substantial increase of $1,796,000 (38%) in interest on loans from $4,746,000 for the three months ended March 31, 2002 compared to $6,542,000 for the same period in 2003. Although there was an increase in the loan portfolio of $137,027,000 (45%) from March 31, 2002 to March 31, 2003, the interest income increase was tempered by the Federal Reserve’s unprecented series of interest rate reductions throughout 2001.  For the three months ended March 31, 2003 interest expense on deposits decreased by $77,000 (13%), to $514,000 from the 2002 level of $591,000 due to a series of interest rate reductions although total deposits increased $119,380,000 (36%) from March 31, 2002 to March 31, 2003.  The increases were primarily in noninterest bearing demand deposit accounts and money market deposits.  For the three months ended March 31, 2003 interest expense on trust securities increased by $82,000 (117%), to $152,000 from the 2002 level of $70,000 due to an increase of $7,500,000 in trust securities at March 31, 2003 compared to March 31, 2002.  The net result was an increase in net interest income of $1,757,000 (42%), from $4,194,000 in the first quarter of 2002 to $5,951,000 for the first three months of 2003.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended March 31,
	2003			2002
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$429,605	$6,542	6.1%	$296,775	$4,746	6.4%

Investment Securities	4,284	14	1.3%	2,771	18	2.6%

Funds Sold	21,132	61	1.2%	22,394	93	1.7%

Total Interest Earning Assets	$455,021	$6,617	5.8%	$321,940	$4,857	6.0%

	For Period Ended March 31,
	2003			2002
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$4,346	$8	0.7%	$4,399	$10	0.9%

Money Market Accounts	217,392	347	0.6%	151,390	335	0.9%

Time	47,713	159	1.3%	52,846	246	1.9%

Trust securities	12,500	152	4.9%	5,000	70	5.6%

Securities sold under Agreements to repurchase	$66	$0	0.0%	$421	$2	1.9%

Total interest Bearing liabilities	$282,017	$666	0.9%	$214,056	$663	1.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average balance in the first quarter of $5,603,000 in 2003 and $5,002,000 in 2002.

(2)                                  Includes loan fees in the first quarter of $562,000 in 2003 and $393,000 in 2002.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Period Ended March 31,
	2003	2002
	(Dollars in Thousands)

Total interest income (1)	$6,617	$4,857

Total interest expense	666	663

Net interest earnings	$5,951	$4,194

Average interest earning assets	$455,021	$321,940

Average interest bearing liabilities	$282,017	$214,056

Net yield on average interest earning assets	5.2%	5.2%

(1)                                  Includes loan fees in the first quarter of $562,000 in 2003 and $393,000 in 2002.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) March 31, 2003 over 2002
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$2,011	$(215)	$1,796

Investment securities	(44)	40	(4)

Funds sold	(5)	(27)	(32)

Total Interest Earning Assets	$1,962	$(202)	$1,760

Interest Expense (1)

Savings	$(0)	$(2)	$(2)

Money market	33	(21)	12

Time	(22)	(65)	(87)

Trust Preferred	90	(8)	82

Securities sold under agreements to repurchase	(1)	(1)	(2)

Total interest bearing liabilities	$100	$(97)	$3

(1)

The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Includes loan fees in the first quarter of $562,000 in 2003 and $393,000 in 2002.

OTHER OPERATING INCOME

Other operating income rose to $1,008,000 in the first quarter of 2003 from $843,000 in the three months ended March 31, 2002.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $222,000 for the three months ended March 31, 2003 in contrast with $272,000 in the corresponding period of 2002.  The Bank’s Trust Administration Services Corp. (TASC), a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, that had revenue which increased from $188,000 in first quarter of 2002 to $318,000 in the first quarter of 2003. The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue of $154,000 in first quarter of 2003 and $104,000 in first quarter of 2002.  No gains or losses on securities sales or sales of land were realized in the first quarter of 2003 or 2002.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at March 31, 2003 and December 31, 2002:

			March 31, 2003	December 31, 2002
			(Dollars in Thousands)

Commercial loans			$79,231	$80,510
Real estate construction loans			74,419	72,088
Real estate loans			279,131	237,477
Government guaranteed loans			14,477	16,260
Other loans			2,744	1,299

Total loans			$450,002	$407,634

Less	-	Allowances for loan losses	5,800	5,500
	-	Deferred loan fees	2,571	2,281

Net loans			$441,631	$399,853

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $5,800,000 and $5,500,000 (or 1.30% and 1.36% of gross outstanding loans) at March 31, 2003 and December 31, 2002 respectively.  Provisions for loan losses were $300,000 for the three month period ended March 31, 2003, compared to $50,000 for the same period of 2002. For the three months ended March 31, 2003 and 2002, the Company generated no net loan charge-offs.

For the quarter ended March 31, 2003, the Company identified loans having an aggregate average balance of $2,021,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2003 totaled $568,000 for the loans as a group.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first quarter of 2003 compared to the same period of 2002, although some categories of expense actually decreased from the levels of previous periods.  Operating expenses rose to a total of $5,110,000 for the first quarter of 2003 from $4,036,000 for the three months ended March 31, 2002.

Salary and related benefits increased by $895,000, rising from a total of $2,428,000 for the first quarter of 2002 to $3,323,000 for the same period in 2003.  The increase principally reflects increases in staffing which took place during 2002 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $345,000 for the three months ended March 31, 2003 from $330,000 in the first quarter of 2002, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2003 compared to the prior year, increasing from $1,278,000 for the first quarter of 2002 to $1,442,000 for the first three months of 2003.

The combined effects of the above-described factors resulted in income before taxes of $1,549,000 for the three months ended March 31, 2003 compared to $951,000 for the first quarter of 2002.  In the first quarter, the Company’s provision for taxes increased from $392,000 in 2002 to $636,000 in 2003.  This brought Net Income for the first quarter of 2003 to $913,000 compared to $559,000 for the same period in 2002.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, and federal funds sold) stood at 9.3% of total deposits at March 31, 2003.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2002. In addition, at March 31, 2003 some $14.4 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant sources of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 98.9% and 94.7% as of March 31, 2003 and December 31, 2002, respectively.

Total shareholders equity was $31,077,000 and $27,830,000 as of March 31, 2003 and December 31, 2002, respectively.  The Company completed a private placement during the current period and issued 236,510 shares of common stock and increased equity by $2,830,000.  The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-03	12-31-02

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	8.67%	8.60%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-03	12-31-02

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bancorp	10.01%	9.80%

	3-31-03	12-31-02

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bancorp	11.26%	11.00%

At March 31, 2003, the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company believes that it will continue to meet all applicable capital standards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2003, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	4,765	0	0	0	0	0	0	4,765
Investment securities	0	0	0	6,825	0	0	0	6,825
Subtotal	4,765	0	0	6,825	0	0	0	11,590

Loans	436,598	58	486	2,832	1,657	0	0	441,631
Total earning assets	441,363	58	486	9,657	1,657	0	0	453,221

Cash and due from banks	0	0	0	0	0	0	29,803	29,803
Premises and equipment	0	0	0	0	0	0	1,628	1,628
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	13,789	13,789
Total non-earning assets	0	0	0	0	0	0	45,220	45,220

Total assets	441,363	58	486	9,657	1,657	0	45,220	498,441

Funds purchased	0	0	0	0	0	0	0	0
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0	0

Savings deposits	26,371	0	0	0	0	0	0	26,371
Money market deposits	197,101	0	0	0	0	0	0	197,101
Time deposits	0	19,932	25,753	2,506	100	0	0	48,291
Trust Preferred	0	0	12,500	0	0	0	0	12,500
Total bearing liabilities	223,472	19,932	38,253	2,506	100	0	0	284,263

Demand deposits	0	0	0	0	0	0	174,807	174,807
Other liabilities	825	0	0	0	0	0	7,469	8,294
Equity capital	0	0	0	0	0	0	31,077	31,077
Total non-bearing liabilities	825	0	0	0	0	0	213,353	214,178

Total liabilities	224,297	19,932	38,253	2,506	100	0	213,353	498,441

GAP	217,066	(19,874)	(37,767)	7,151	1,557	0	(168,133)	0

Cumulative GAP	217,066	197,192	159,425	166,576	168,133	168,133	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2003.  As of March 31, 2003 the Company’s investment portfolio contained unrealized gains $1,000 and no unrealized losses.  By comparison, at March 31, 2002 the Company’s investment portfolio contained no unrealized gains or losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

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

No items were submitted to a vote of the Company’s shareholders during the first quarter of 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There are no exhibits to this report.

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

CERTIFICATION AND SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his capacity as an officer of First Regional Bancorp (the “Company”) that the Quarterly Report of the Company on Form 10Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

FIRST REGIONAL BANCORP

Date:	May 13, 2003	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date:	May 13, 2003	/s/ Thomas McCullough
Thomas McCullough, Chief Operating Officer

Date:	May 13, 2003	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

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

Date: May 13, 2003	/s/ Thomas McCullough
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

Date: May 13, 2003	/s/ Jack A. Sweeney
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

Date: May 13, 2003	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer