Form 10-Q/A
period 2003-03-31
FIRST REGIONAL BANCORP
filed 2003-08-08
CIK 356708

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,925,930
Class	Outstanding on August 8, 2003

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to supplement the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2003 by adding certain information relating to the Company’s private placement of common stock during the period.  While the number of shares issued and proceeds are disclosed under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), no disclosure was provided under Part II, Item 2 (“Changes in Securities and Use of Proceeds”), which disclosure is provided herein.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2003, the Company sold 236,510 shares of the Company’s common stock, no par value, all of which shares were sold to accredited investors.  Such sales were completed as of March 31, 2003.  The shares sold were not registered under the Securities Act in reliance on an exemption provided pursuant to Regulation D under the Securities Act.  The sale was underwritten by Stern Fisher Edwards Inc, the Vice Chairman of which is Fred Edwards, a director of the Company.  The aggregate offering price for the 236,510 shares was $2,956,375 and the aggregate underwriting discount was $118,255, representing four percent (4%) of the aggregate offering price.  Proceeds from the issuance were invested in the Company’s subsidiary, First Regional Bank, for general corporate purposes and to promote future growth.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 8, 2003
	By:	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: August 8, 2003
	By:	/s/ Thomas McCullough
Thomas McCullough, Chief Operating Officer

Date: August 8, 2003
	By:	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act