Form 10-Q
period 2003-06-30
FIRST REGIONAL BANCORP
filed 2003-08-12
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended  June 30, 2003

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

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$30,573	$28,014
Federal funds sold	10,425	21,960

Cash and cash equivalents	40,998	49,974

Investment securities, available for sale, at fair value	5,839	2,739

Interest-bearing deposits in financial institutions	3,000	0

Loans, net of allowance for losses of $6,250 at June 30, 2003 and $5,500 at December 31, 2002	510,812	399,853

Premises and equipment, net of accumulated depreciation	1,620	1,558

Accrued interest receivable and other assets	14,682	13,130

Total Assets	$576,951	$467,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$196,268	$173,192
Interest Bearing:
Savings deposits	27,200	24,207
Money market deposits	207,820	178,563
Time deposits	93,872	46,168

Total deposits	525,160	422,130

Note payable	788	862
Accrued interest payable and other liabilities	6,308	3,932
Trust Securities	12,500	12,500

Total Liabilities	544,756	439,424

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 2,926,000 and 2,725,000 shares issued at June 30, 2003 and December 31, 2002, respectively	16,443	13,725
Less: Unearned ESOP shares; 83,000 and 91,000 outstanding at June 30, 2003 and December 31, 2002, respectively	(746)	(817)
Total common stock, no par value; Outstanding 2,843,000 at June 30, 2003 and 2,634,000 at December 31, 2002 shares	15,697	12,908

Retained earnings	16,497	14,921
Accumulated other comprehensive income, Net of tax	1	1

Total Shareholders’ Equity	32,195	27,830

Total Liabilities and Shareholders’ Equity	$576,951	$467,254

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

INTEREST INCOME:

Interest and fees on loans	$7,406	$5,279	$13,948	$10,025
Interest on investment securities	20	14	34	32
Interest on federal funds sold	61	61	122	154

Total interest income	7,487	5,354	14,104	10,211

INTEREST EXPENSE:

Interest on deposits	648	622	1,162	1,213
Interest on trust securities	156	72	308	142
Interest on other borrowings	40	2	42	4

Total interest expense	844	696	1,512	1,359

Net interest income	6,643	4,658	12,592	8,852

PROVISION FOR LOAN LOSSES	450	150	750	200

Net interest income after provision for loan losses	6,193	4,508	11,842	8,652

OTHER OPERATING INCOME:
Customer service fees	944	672	1,821	1,389
Other, net	182	142	313	268
Total other operating income	1,126	814	2,134	1,657

OPERATING EXPENSES:
Salaries and related benefits	3,343	2,625	6,666	5,053
Occupancy expense	345	325	690	655
Equipment expense	174	150	352	290
Promotion expense	82	62	148	109
Professional service expense	383	324	720	675
Customer service expense	132	81	269	170
Supply/communication expense	198	186	386	327
Other expenses	867	463	1,401	973
Total operating expenses	5,524	4,216	10,632	8,252

Income before provision for income taxes	1,795	1,106	3,344	2,057

PROVISION FOR INCOME TAXES	745	457	1,381	849

NET INCOME	$1,050	$649	$1,963	$1,208

EARNINGS PER SHARE (Note 2)
Basic	$0.37	$0.25	$0.72	$0.46
Diluted	$0.36	$0.24	$0.69	$0.45

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES

Net Income	$1,963	$1,208

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	750	200
Depreciation and amortization	563	226
Accretion of investment security discounts	(33)	(2)
Increase in accrued interest receivable	(161)	(29)
Increase (decrease) in accrued interest payable	33	(14)
Increase in taxes payable	359	619
Net increase in other liabilities	1,984	1,011
Net increase in other assets	(1,774)	(928)

Net cash provided by operating activities	3,684	2,291

INVESTING ACTIVITIES

Increase in investments in time deposits, with other financial institutions	$(3,000)	$0
(Increase) decrease in investment securities	(3,067)	5
Decrease in guaranteed loans	3,412	4,475
Net increase in other loans	(115,121)	(63,297)
Increase in premises and equipment	(242)	(207)

Net cash used in investing activities	(118,018)	(59,024)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	55,326	66,447
Net increase in time deposits	47,704	19,169
Decrease in note payable	(74)	(76)
Decrease in securities sold under agreement to repurchase	0	(451)
Increase (decrease) in shareholders’ equity	2,402	(169)

Net cash provided by financing activities	105,358	84,920

(Decrease) increase in cash and cash equivalents	(8,976)	28,187

Cash and cash equivalents, beginning of period	49,974	51,615

Cash and cash equivalents, end of period	$40,998	$79,802

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,479	$1,378
Income taxes paid	$1,650	$686

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1                  First Regional Bancorp, a bank holding company (the Company), and one of its wholly-owned subsidiaries, First Regional Bank primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  Certain amounts in the 2002 financial statements have been reclassified to be comparable with the classifications used in the 2003 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 and 2002.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2002 annual report on Form 10K.

Stock Compensation Plans

At June 30, 2003, the company had two stock-based employee incentive plans, which are described more fully in Note 10 in the 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The Company did not grant any stock options in the first six months of 2003 or 2002.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended
	June 30, 2003	June 30, 2002

Net income to common shareholders:
As Reported	$1,963,000	$1,208,000
Pro forma	$1,892,000	$1,191,000

Basic earnings per share:
As reported	$0.72	$0.46
Pro forma	$0.69	$0.45

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

SFAS No. 149-Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Implementation of this standard is not expected to have a material effect on our results of operations, financial position or cash flows.

SFAS No. 150-Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003 which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Implementation of this standard is not expected to have a material effect on our results of operations, financial position or cash flows.

NOTE 2                                                      Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

	Three Months Ended June 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,050,000	2,840,842	$0.37

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		96,207	(0.01)

Diluted EPS
Income available to common shareholders	$1,050,000	2,937,049	$0.36

	Three Months Ended June 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$649,000	2,629,102	$0.25

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		45,748	(0.01)

Diluted EPS
Income available to common shareholders	$649,000	2,674,850	$0.24

	Six Months Ended June 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,963,000	2,742,588	$0.72

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		90,326	(0.03)

Diluted EPS
Income available to common shareholders	$1,963,000	2,832,914	$0.69

	Six Months Ended June 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,208,000	2,629,981	$0.46

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		44,237	(0.01)

Diluted EPS
Income available to common shareholders	$1,208,000	2,674,218	$0.45

NOTE 3                                                      As of June 30, 2003 the Bank had a total of $5,497,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4                                                      The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three and six month periods ended June 30, 2003 and 2002, the Company’s comprehensive income was as follows:

	Three Months Ended
	June 30, 2003	June 30, 2002
	(in thousands)

Net Income	$1,050	$649
Other comprehensive income	1	1

Total comprehensive income	$1,051	$650

	Six Months Ended
	June 30, 2003	June 30, 2002
	(in thousands)

Net Income	$1,963	$1,208
Other comprehensive income	1	1

Total comprehensive income	$1,964	$1,209

NOTE 5                                                      Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of June 30, 2003 and 2002: core banking operations, the administrative services in relation to TASC, and Trust Services.  The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of personnel, interest paid on deposits, and other general and administrative expenses.

Administrative Services - The principal business activity of this segment, which is operated by First Regional Bank's wholly owned subsidiary, Trust Administration Services Corp. ("TASC"), is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, and other general and administrative expenses.

Trust Services - The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional service expenses, and other general and administrative expenses.

Total assets of Administrative Services at June 30, 2003 and December 31, 2002 were $323,000 and $804,000, respectively. The decrease in total assets in 2003 relates primarily to the write-off of the intangible asset originally booked in connection with the Company’s acquisition of TASC, by $383,000 after review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The write-off was deemed appropriate during a periodic review of the customers of TASC where it was determined that a substantial portion of the customers obtained at the time of the acquisition no longer were current customers of TASC due to various reasons including the imposition of higher fees.  Total assets of Trust Services at June 30, 2003 and December 31, 2002 were $71,000 and $78,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administration and custodial services, and the trust services for the six month periods ended June 30, 2003 and 2002.

	Six Month Period Ended June 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$12,592			$12,592
Provision for Loan Losses	750			750
Other operating income	1,208	$619	$307	2,134
Other operating expenses	9,488	744	400	10,632
Provision for income taxes	1,381			1,381

Net income	$2,181	$(125)	$(93)	$1,963

	Six Month Period Ended June 30, 2002
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$8,852			$8,852
Provision for Loan Losses	200			200
Other operating income	1,075	$365	$217	1,657
Other operating expenses	7,344	554	354	8,252
Provision for income taxes	849			849

Net income	$1,534	$(189)	$(137)	$1,208

The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.  Other operating expenses of Administrative Services for the six months ended June 30, 2003 and 2002 include $383,000 and $64,000, respectively of amortization of intangible assets.  The increased amortization of $319,000 during 2003 relates primarily to the write-off of the intangible assets after a review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

                As of June 30, 2003 total assets were $576,951,000 compared to $467,254,000 at December 31, 2002, an increase of $109,697,000 or 23.5% and the June 30, 2003 asset level represents an $142,150,000 (32.7%) increase over the $434,801,000 that existed on the same date in 2002.  The 2003 asset growth reflects a corresponding increase in total deposits of $103,030,000 or 24.4%, from $422,130,000 at the end of 2002 to $525,160,000 at June 30, 2003.  While overall deposits increased, the deposit growth was centered primarily in time deposits, money market deposits, and noninterest bearing deposits, while savings deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first six months of 2003.  The Bank’s core loan portfolio grew significantly by $110,959,000 during the six month period, bringing the Bank’s total loans to $510,812,000 at June 30, 2003 from the December 31, 2002 total of $399,853,000.  The combined effect of the increase in loans and the growth in deposits was a decrease in the level of total liquid assets.  While investment securities increased by $3.1 million and interest-bearing deposits in financial institutions increased by $3 million, cash and cash equivalents, including cash and due from banks and Federal funds sold, decreased by $8.9 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $1,050,000 in the three months ended June 30, 2003, compared to earnings of $649,000 in the second quarter of 2002. The results for the six months ended June 30, 2003 was earnings of $1,963,000 compared to net income of $1,208,000 for the corresponding period of 2002, an increase of 62.5%.

NET INTEREST INCOME

Total interest income increased by $2,133,000 (40%) for the second quarter of 2003 compared to the same period in 2002, and increased by $3,893,000 (38%) for the six month period ended June 30, 2003 compared to the prior year as total earning assets were substantially higher (55%) in 2003 than in 2002.  The majority of the increase in interest income arises from a substantial increase of $2,127,000 (40%) in interest on loans from $5,279,000 for the three months ended June 30, 2002 compared to $7,406,000 for the same period in 2003.  Although there was an increase in the loan portfolio of $171,807,000 (51%) from June 30, 2002 to June 30, 2003, the interest income increase was tempered by the Federal Reserve’s series of interest rate reductions throughout the period.  For the three months ended June 30, 2003 interest expense on deposits increased slightly by $26,000 (4%) to $648,000 from the 2002 level of $622,000 and for the six months ended June 30, 2003 interest expense on deposits decreased by $51,000 (4%) to $1,162,000 from the 2002 level of $1,213,000 due to the aforementioned interest rate reductions even though total deposits increased $126,964,000 (32%) from June 30, 2002 to June 30, 2003. The increases in deposits were primarily in noninterest bearing demand deposit accounts, money market deposits and time deposits, while savings deposits decreased.  For the three months ended June 30, 2003 interest expense on trust securities increased by $84,000 (116%), to $156,000 from the 2002 level of $72,000 due to an increase of $7,500,000 in trust securities at June 30, 2003 compared to June 30, 2002. For the six months ended June 30, 2003 interest expense on trust securities increased by $166,000 (116%), to $308,000 from the 2002 level of $142,000 due to the increase in trust securities compared to the prior year. The net result was an increase in net interest income of $1,985,000 (43%), from $4,658,000 in the second quarter of 2002 to $6,643,000 for the second quarter of 2003 and an increase in net interest income of $3,740,000 (42%), from $8,852,000 for the six months ended June 30, 2002 to $12,592,000 for the first six months of 2003.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended June 30,
	2003			2002
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans (1)	$455,385	$13,948	6.1%	$311,914	$10,025	6.4%

Investment Securities	5,404	34	1.3%	2,751	32	2.3%

Funds Sold	20,927	122	1.2%	18,336	154	1.7%

Total Interest Earning Assets	$481,716	$14,104	5.9%	$333,001	$10,211	6.1%

	For Period Ended June 30,
	2003			2002
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$4,730	$16	0.7%	$4,241	$19	0.9%

Money Market Accounts	222,053	723	0.7%	153,484	679	0.9%

Time deposits	59,707	423	1.4%	56,072	515	1.8%

Trust securities	12,500	308	4.9%	5,000	142	5.7%

Other Borrowings	$6,751	$42	1.2%	$455	$4	1.8%

Total Interest Bearing Liabilities	$305,741	$1,512	1.0%	$219,252	$1,359	1.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average allowance balance in the first six months of $5,781,000 in 2003 and $5,052,000 in 2002.

(2)                                  Includes loan fees in the first six months of $1,265,000 in 2003 and $854,000 in 2002.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Six Month Period Ended June 30,
	2003	2002
	(Dollars in Thousands)

Total interest income (1)	$14,104	$10,211

Total interest expense	1,512	1,359

Net interest earnings	$12,592	$8,852

Average interest earning assets	$481,716	$333,001

Average interest bearing liabilities	$305,741	$219,252

Net yield on average interest earning assets	5.2%	5.3%

(1)                                  Includes loan fees in the first six months of $1,265,000 in 2003 and $854,000 in 2002.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Six Month Periods June 30, 2003 over 2002
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)

Loans (2)	$4,370	$(447)	$3,923

Funds sold	27	(59)	(32)

Investment securities	4	(2)	2

Total Interest Earning Assets	$4,401	$(508)	$3,893

Interest Expense (1)

Savings	$3	$(6)	$(3)

Money market	108	(64)	44

Trust Preferred	182	(16)	166

Time deposits	36	(128)	(92)

Other Borrowings	39	(1)	38

Total interest bearing liabilities	$368	$(215)	$153

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the first six months of $1,265,000 in 2003 and $854,000 in 2002.

OTHER OPERATING INCOME

Other operating income increased to $1,126,000 in the second quarter of 2003 from $814,000 in the three months ended June 30, 2002.  For the first six months of 2003 other operating income also increased to $2,134,000 for the six months ended June 30, 2003 from $1,657,000 for the first six months of 2002.  Trust Administration Services Corp. (“TASC”), a wholly owned subsidiary of the Bank that provides administrative and custodial services to self-directed retirement plans, had an increase in revenue to $318,000 for the second quarter of 2003 and $618,000 for the six months ended June 30, 2003 in contrast with $177,000 in the second quarter of 2002 and $365,000 in the first six months of 2002.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $235,000 for the second quarter of 2003 and $457,000 for the six months ended June 30, 2003 in contrast with $215,000 for the second quarter of 2002 and $487,000 for the six months ended June 30, 2002.  The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $312,000 in the first six months of 2003 and revenue of $222,000 during the first six months of 2002.  During the first six months of 2003 $4,000 in gains and $8,000 in losses on sales of premises and equipment were realized.  No gains and $2,000 in losses were realized on sales of premises and equipment in the first six months of 2002.  No gains or losses on securities sales were realized in the first six months of 2003 or 2002.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2003 and December 31, 2002:

		June 30, 2003	December 31, 2002
		(Dollars in Thousands)

	Commercial loans	$88,515	$80,510
	Real estate construction loans	88,452	72,088
	Real estate loans	328,324	237,477
	Government guaranteed loans	12,848	16,260
	Other loans	1,866	1,299

	Total loans	520,005	407,634

Less	— Allowances for loan losses	6,250	5,500
	— Deferred loan fees	2,943	2,281

	Net loans	$510,812	$399,853

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

The Bank has historically evaluated the adequacy of its allowance for loan losses on an overall basis rather than by specific categories of loans.  In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions including the effect of changes in the local real extate market on collateral values and other appropriate data to identify the risks in the loan portfolio.

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies.” In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally groups of non-homogeneous loans, such as construction loans are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $6,250,000 and $5,500,000 (or 1.21% and 1.36% of gross outstanding loans) at June 30, 2003 and December 31, 2002 respectively.  Provisions for loan losses were $450,000 and $750,000 for the three and six month period ended June 30, 2003, compared to $150,000 and $200,000 for the same periods of 2002. For the three and six months ended both June 30, 2003 and 2002, the Company generated no net loan charge-offs.

For the quarter ended June 30, 2003 the Company identified loans having an aggregate average balance of $3,157,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans.  As of June 30, 2003, loan loss reserves for the impaired loans aggregated $694,000.

OTHER OPERATING EXPENSES

Other operating expenses increased in the first six months of 2003 compared to the same period of 2002.  Other operating expenses rose to a total of $5,524,000 for the second quarter of 2003 from $4,216,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003 other operating expenses totaled $10,632,000, an increase from $8,252,000 for the corresponding period in 2002.

Salary and related benefits increased by $718,000, rising from a total of $2,625,000 for the second quarter of 2002 to $3,343,000 for the same period in 2003, and also rose for the six months ended June 30, to $6,666,000 from $5,053,000 for the same period in 2002.  The increase principally reflects increases in staffing which took place during 2002 and 2003 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $345,000 for the three months ended June 30, 2003 from $325,000 in the second quarter of 2002, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2003 compared to the prior year, increasing from $2,544,000 for the first six months of 2002 to $3,276,000 for the same period of 2003.  The second quarter expenses increased from $1,266,000 in 2002 to $1,836,000 for the same period of 2003.

The combined effects of the above-described factors resulted in income before provision for income taxes of $1,795,000 for the three months ended June 30, 2003 compared to $1,106,000 for the second quarter of 2002.  For the six months ended June 30, 2003 income before provision for income taxes is $3,344,000 compared to $2,057,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for income taxes increased from $457,000 in 2002 to $745,000 in 2003.  For the six months ended June 30, 2003 the provisions were $1,381,000 compared to $849,000 in 2002.  This brought net income for the second quarter of 2003 to $1,050,000 compared to $649,000 for the same period in 2002.  For the six months ended June 30, net income in 2003 was $1,963,000, while 2002 net income through June 30 was $1,208,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities available for sale, and federal funds sold) stood at 8.9% of total deposits at June 30, 2003.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2002.  However, at June 30, 2003 some $12.8 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 97.3% and 94.7% as of June 30, 2003 and December 31, 2002, respectively.

Total shareholders’ equity was $32,195,000 and $27,830,000 as of June 30, 2003 and December 31, 2002, respectively.  The Company completed a private placement during the first quarter of 2003 and issued 236,510 shares of common stock and thereby increased equity by $2,830,000.  The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-03	12-31-02

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bank	8.03%	8.60%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	6-30-03	12-31-02

Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bank	9.08%	9.80%

	6-30-03	12-31-02

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bank	10.33%	11.00%

At June 30, 2003, the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company believes that it will continue to meet all applicable capital standards.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2003, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	10,425	0	0	0	0	0	0	10,425
Time deposits with other banks	0	0	0	0	3,000	0	0	3,000
Investment securities	0	600	5,239	0	0	0	0	5,839
Subtotal	10,425	600	5,239	0	3,000	0	0	19,264

Loans	505,629	235	3,450	122	1,376	0	0	510,812
Total earning assets	516,054	835	8,689	122	4,376	0	0	530,076

Cash and due from banks	0	0	0	0	0	0	30,573	30,573
Premises and equipment	0	0	0	0	0	0	1,620	1,620
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	14,682	14,682
Total non-earning assets	0	0	0	0	0	0	46,875	46,875

Total assets	516,054	835	8,689	122	4,376	0	46,875	576,951

Funds purchased	0	0	0	0	0	0	0	0
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0	0

Savings deposits	27,200	0	0	0	0	0	0	27,200
Money market deposits	207,820	0	0	0	0	0	0	207,820
Time deposits	0	39,861	49,747	4,264	0	0	0	93,872
Trust Preferred	0	0	12,500	0	0	0	0	12,500
Total interest bearing liabilities	235,020	39,861	62,247	4,264	0	0	0	341,392

Demand deposits	0	0	0	0	0	0	196,268	196,268
Other liabilities	788	0	0	0	0	0	6,308	7,096
Equity capital	0	0	0	0	0	0	32,195	32,195
Total non-interest bearing liabilities and equity capital	788	0	0	0	0	0	234,771	235,559

Total liabilities and equity capital	235,808	39,861	62,247	4,264	0	0	234,771	576,951

GAP	280,246	(39,026)	(53,558)	(4,142)	4,376	0	(187,896)	0

Cumulative GAP	280,246	241,220	187,662	183,520	187,896	187,896	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first six months of 2003.  As of both June 30, 2003 and 2002 the Company’s investment portfolio contained unrealized gains of $1,000 and no unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

ITEM 4.                   CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c)  promulgated under the Exchange Act.  In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives.  Management also evaluated the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company.  Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective.

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

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual meeting of the shareholders on May 15, 2003. Three Class 1 Directors were elected as follows (Class 1 Directors serve until 2005):

Class 1

Gary M. Horgan

Thomas E. McCullough

Marilyn J. Sweeney

At the meeting, there were 1,780,639 votes cast for, no votes cast against, and 45,595 votes withheld with respect to Gary M. Horgan.  There were 1,778,639 votes cast for, no votes cast against, and 47,595 votes withheld with respect to Thomas E. McCullough.

The term of all Class 2 Directors continues until the next annual meeting of shareholders, scheduled for May of 2004.  The Class 2 Directors are Fred M. Edwards, H. Anthony Gartshore, Lawrence J. Sherman and Jack A. Sweeney.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2003.  However, on July 11, 2003, the Company furnished a press release pursuant to Item 12 of Form 8-K, announcing financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 12, 2003	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: August 12, 2003	/s/ Thomas McCullough
Thomas McCullough, Chief Operating Officer

Date: August 12, 2003	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act