Form 10-Q
period 2003-09-30
FIRST REGIONAL BANCORP
filed 2003-11-14
CIK 356708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended      September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,925,930
Class	Outstanding on November 12, 2003

FIRST REGIONAL BANCORP
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands)
(unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$26,491	$28,014
Federal funds sold	25,820	21,960
Cash and cash equivalents	52,311	49,974

Investment securities, available for sale, at fair value	1,846	2,739

Interest-bearing deposits in financial institutions	3,008	0

Loans, net of allowance for losses of $7,000 at September 30, 2003 and $5,500 at December 31, 2002	566,741	399,853

Premises and equipment, net of accumulated depreciation	1,768	1,558

Accrued interest receivable and other assets	14,733	13,130

Total Assets	$640,407	$467,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$234,265	$173,192
Interest Bearing:
Savings deposits	28,168	24,207
Money market deposits	230,511	178,563
Time deposits	93,374	46,168
Total deposits	586,318	422,130

Note payable	750	862
Accrued interest payable and other liabilities	7,262	3,932
Trust Securities	12,500	12,500
Total Liabilities	606,830	439,424

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 2,926,000 and 2,725,000 shares issued at September 30, 2003 and December 31, 2002, respectively	16,487	13,725
Less: Unearned ESOP shares; 79,000 and 91,000 outstanding at September 30, 2003 and December 31, 2002, respectively	(711)	(817)
Total common stock, no par value; Outstanding 2,847,000 at September 30, 2003 and 2,634,000 at December 31, 2002 shares	15,776	12,908

Retained earnings	17,801	14,921
Accumulated other comprehensive income, net of tax	0	1
Total Shareholders’ Equity	33,577	27,830

Total Liabilities and Shareholders’ Equity	$640,407	$467,254

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:

Interest and fees on loans	$8,214	$5,838	$22,162	$15,863
Interest on investment securities	19	13	53	45
Interest on federal funds sold	69	179	191	333

Total interest income	8,302	6,030	22,406	16,241

INTEREST EXPENSE:

Interest on deposits	733	726	1,895	1,939
Interest on trust securities	142	70	450	212
Interest on other borrowings	1	3	43	7

Total interest expense	876	799	2,388	2,158

Net interest income	7,426	5,231	20,018	14,083

PROVISION FOR LOAN LOSSES	1,000	150	1,750	350

Net interest income after provision for loan losses	6,426	5,081	18,268	13,733

OTHER OPERATING INCOME:
Customer service fees	967	731	2,788	2,121
Other, net	162	146	475	413
Total other operating income	1,129	877	3,263	2,534

OPERATING EXPENSES:
Salaries and related benefits	3,456	2,807	10,122	7,860
Occupancy expense	381	320	1,071	975
Equipment expense	176	153	528	443
Promotion expense	52	70	200	179
Professional service expense	410	308	1,130	983
Customer service expense	148	113	417	283
Supply/communication expense	175	195	561	522
Other expenses	537	449	1,938	1,422
Total operating expenses	5,335	4,415	15,967	12,667

Income before provision for income taxes	2,220	1,543	5,564	3,600

PROVISION FOR INCOME TAXES	914	634	2,295	1,483

NET INCOME	$1,306	$909	$3,269	$2,117

EARNINGS PER SHARE (Note 2)
Basic	$0.46	$0.35	$1.18	$0.81
Diluted	$0.44	$0.34	$1.14	$0.79

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES

Net Income	$3,269	$2,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750	350
Depreciation and amortization	658	260
Accretion of investment security discounts	(44)	(38)
(Increase) decrease in accrued interest receivable	(255)	17
Increase (decrease) in accrued interest payable	40	(53)
(Decrease) increase in taxes payable	(295)	448
Net increase in other liabilities	3,585	834
Net increase in other assets	(1,731)	(2,010)

Net cash provided by operating activities	6,977	1,925

INVESTING ACTIVITIES

Increase in investments in time deposits, with other financial institutions	$(3,008)	$0
Decrease in investment securities	936	45
Decrease in guaranteed loans	5,035	6,161
Net increase in other loans	(173,673)	(81,821)
Increase in premises and equipment	(485)	(248)

Net cash used in investing activities	(171,195)	(75,863)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	116,982	52,529
Net increase in time deposits	47,206	11,532
Decrease in note payable	(112)	(113)
Decrease in securities sold under agreement to repurchase	0	(214)
Issuance of Trust Securities	0	7,500
Increase (decrease) in shareholders’ equity	2,479	(202)

Net cash provided by financing activities	166,555	71,032

Increase (decrease) in cash and cash equivalents	2,337	(2,906)

Cash and cash equivalents, beginning of period	49,974	51,615

Cash and cash equivalents, end of period	$52,311	$48,709

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,349	$2,217
Income taxes paid	$3,000	$1,491

The accompanying notes are an integral part of these statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 1 -                                               First Regional Bancorp, a bank holding company (the “Company”), and one of its wholly-owned subsidiaries, First Regional Bank primarily serve Southern California through their branches.  The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing the Company’s trust securities (described more fully in Note 6 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  Certain amounts in the 2002 financial statements have been reclassified to be comparable with the classifications used in the 2003 financial statements.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2002 annual report on Form 10-K.

Stock Compensation Plans

At September 30, 2003, the company had two stock-based employee incentive plans, which are described more fully in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  During September 2003, the Company granted options to buy up to 150,000 shares of the Company’s common stock to certain officers and directors of the Company and its subsidiaries.  The exercise price of the options is $20.79 and all options vest over seven years and expire in 2013.  No other stock options were granted during the first nine months of 2003 or 2002.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30, 2003	September 30, 2002

Net income to common shareholders:
As Reported	$1,306,000	$909,000
Pro forma	$1,268,000	$900,000

Basic earnings per share:
As reported	$0.46	$0.35
Pro forma	$0.45	$0.34

Diluted earnings per share:
As reported	$0.44	$0.34
Pro forma	$0.43	$0.34

	Nine Months Ended
	September 30, 2003	September 30, 2002

Net income to common shareholders:
As Reported	$3,269,000	$2,117,000
Pro forma	$3,160,000	$2,091,000

Basic earnings per share:
As reported	$1.18	$0.81
Pro forma	$1.14	$0.80

Diluted earnings per share:
As reported	$1.14	$0.79
Pro forma	$1.10	$0.78

Recent Accounting Pronouncements

SFAS No. 148–Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The adoption of such interpretation did not have a material impact on its results of operations, financial position or cash flows.

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

FIN No. 46- Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

SFAS No. 149-Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Implementation of this standard did not have a material effect on our results of operations, financial position or cash flows.

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

	Three Months Ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,306,000	2,844,800	$0.46

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		120,649	(0.02)

Diluted EPS
Income available to common shareholders	$1,306,000	2,965,449	$0.44

	Three Months Ended September 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$909,000	2,629,310	$0.35

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		47,649	(0.01)

Diluted EPS
Income available to common shareholders	$909,000	2,676,959	$0.34

	Nine Months Ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$3,269,000	2,773,449	$1.18

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		99,258	(0.04)

Diluted EPS
Income available to common shareholders	$3,269,000	2,872,707	$1.14

	Nine Months Ended September 30, 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$2,117,000	2,629,602	$0.81

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		45,375	(0.02)

Diluted EPS
Income available to common shareholders	$2,117,000	2,674,977	$0.79

NOTE 3 -                                               As of September 30, 2003 the Bank had a total of $6,080,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                                               The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2003 and 2002, there were no unrealized holding gains or losses on available-for-sale securities.

NOTE 5 -                                           Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of September 30, 2003 and 2002: core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

Core Banking Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of personnel, interest paid on deposits, and other general and administrative expenses.  Our core banking services also include the Bank’s merchant services operations, which provides credit card deposits and clearing services to retailers and other credit card accepting businesses and which generates fee income.

Administrative Services - The principal business activity of this segment, which is operated by First Regional Bank’s wholly owned subsidiary, Trust Administration Services Corp. (“TASC”), is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, and other general and administrative expenses.

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

Total assets of Administrative Services at September 30, 2003 and December 31, 2002 were $305,000 and $804,000, respectively. The decrease in total assets in 2003 relates primarily to the write-off of the intangible asset originally booked in connection with the Company’s acquisition of TASC, by $383,000 after review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The write-off was deemed appropriate during a periodic review of the customers of TASC where it was determined that a substantial portion of the customers obtained at the time of the acquisition no longer were current customers of TASC due to various reasons including the imposition of higher fees.  Total assets of Trust Services at September 30, 2003 and December 31, 2002 were $67,000 and $78,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administrative services, and the trust services for the nine month periods ended September 30, 2003 and 2002.

	Nine Month Period Ended September 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$20,018			$20,018
Provision for Loan Losses	1,750			1,750
Other operating income	1,812	$966	$485	3,263
Other operating expenses	14,518	881	568	15,967
Provision for income taxes	2,295			2,295

Net income(loss)	$3,267	$85	$(83)	$3,269

	Nine Month Period Ended September 30, 2002
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$14,083			$14,083
Provision for Loan Losses	350			350
Other operating income	1,607	$596	$331	2,534
Other operating expenses	11,347	799	521	12,667
Provision for income taxes	1,483			1,483

Net income(loss)	$2,510	$(203)	$(190)	$2,117

The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.  Other operating expenses of Administrative Services for the nine months ended September 30, 2003 and 2002 include $383,000 and $96,000, respectively of amortization of intangible assets.  The increased amortization of $287,000 during 2003 relates primarily to the write-off of the intangible assets after a review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank and the Bank’s subsidiary, TASC.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although First Regional believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from First Regional’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

As of September 30, 2003 total assets were $640,407,000 compared to $467,254,000 at December 31, 2002, an increase of $173,153,000 or 37.1% and the September 30, 2003 asset level represents an $218,972,000 (52.0%) increase over the $421,435,000 that existed on the same date in 2002.  The 2003 asset growth reflects a corresponding increase in total deposits of $164,188,000 or 38.9%, from $422,130,000 at the end of 2002 to $586,318,000 at September 30, 2003.  While overall deposits increased, the deposit growth was centered primarily in time deposits, money market deposits, and noninterest bearing deposits, while savings deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first nine months of 2003.  The Bank’s core loan portfolio grew significantly by $166,888,000 during the nine month period, bringing the Bank’s total loans to $566,741,000 at September 30, 2003 from the December 31, 2002 total of $399,853,000.  The combined effect of the increase in loans and the growth in deposits was an increase in the level of total liquid assets.  While interest-bearing deposits in financial institutions increased by $3 million, investment securities decreased by $0.9 million, and cash and cash equivalents, including cash and due from banks and Federal funds sold, increased by $2.3 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $1,306,000 in the three months ended September 30, 2003, compared to earnings of $909,000 in the third quarter of 2002. The results for the nine months ended September 30, 2003 was earnings of $3,269,000 compared to net income of $2,117,000 for the corresponding period of 2002, an increase of 54.4%.

NET INTEREST INCOME

Total interest income increased by $2,272,000 (38%) for the third quarter of 2003 compared to the same period in 2002, and increased by $6,165,000 (38%) for the nine month period ended September 30, 2003 compared to the prior year as total earning assets were substantially higher (57%) in 2003 than in 2002.  The majority of the increase in interest income arises from a substantial increase of $2,376,000 (41%) in interest on loans from $5,838,000 for the three months ended September 30, 2002 compared to $8,214,000 for the same period in 2003.  Although there was an increase in the loan portfolio of $211,060,000 (59%) from September 30, 2002 to September 30, 2003, the interest income increase was tempered by the Federal Reserve’s series of interest rate reductions throughout the period.  For the three months ended September 30, 2003 interest expense on deposits increased slightly by $7,000 (1%) to $733,000 from the 2002 level of $726,000 and for the nine months ended September 30, 2003 interest expense on deposits decreased by $44,000 (2%) to $1,895,000 from the 2002 level of $1,939,000 due to the aforementioned interest rate reductions even though total deposits increased $209,677,000 (56%) from September 30, 2002 to September 30, 2003. The increases in deposits were primarily in noninterest bearing demand deposit accounts, money market deposits and time deposits, while savings deposits increased slightly.  For the three months ended September 30, 2003 interest expense on trust securities increased by $72,000 (103%), to $142,000 from the 2002 level of $70,000 due to an increase of $7,500,000 in trust securities at the end of September 2002. For the nine months ended September 30, 2003 interest expense on trust securities increased by $238,000 (112%), to $450,000 from the 2002 level of $212,000 due to the increase in trust securities compared to the prior year. The net result was an increase in net interest income of $2,195,000 (42%), from $5,231,000 in the third quarter of 2002 to $7,426,000 for the third quarter of 2003 and an increase in net interest income of $5,935,000 (42%), from $14,083,000 for the nine months ended September 30, 2002 to $20,018,000 for the first nine months of 2003.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Nine Month Period Ended September 30,
	2003			2002
	Average Balance	Interest Income(2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$479,994	$22,162	6.2%	$325,400	$15,863	6.5%

Interest-bearing deposits in financial institutions	913	8	1.2%	0	0	0.0%

Investment Securities	5,036	45	1.2%	2,748	45	2.2%

Federal Funds Sold	23,300	191	1.1%	25,847	333	1.7%

Total Interest Earning Assets	$509,243	$22,406	5.9%	$353,995	$16,241	6.1%

	For Nine Month Period Ended September 30,
	2003			2002
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$5,273	$27	0.7%	$5,937	$47	1.1%

Money Market Accounts	229,293	1,114	0.6%	163,195	1,088	0.9%

Time deposits	70,876	754	1.4%	58,106	804	1.8%

Trust securities	12,500	450	4.8%	5,000	212	5.7%

Other Borrowings	$4,687	$43	1.2%	$597	$7	1.6%

Total Interest Bearing Liabilities	$322,629	$2,388	1.0%	$232,835	$2,158	1.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for possible losses, which had an average allowance balance in the first nine months of $5,992,000 in 2003 and $5,120,000 in 2002.

(2)                                  Includes loan fees in the first nine months of $2,212,000 in 2003 and $1,426,000 in 2002.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Nine Month Period Ended September 30,
	2003	2002
	(Dollars in Thousands)

Total interest income (1)	$22,406	$16,241

Total interest expense	2,388	2,158

Net interest earnings	$20,018	$14,083

Average interest earning assets	$509,243	$353,995

Average interest bearing liabilities	$322,629	$232,835

Net yield on average interest earning assets	5.2%	5.3%

(1)                                  Includes loan fees in the first nine months of $2,212,000 in 2003 and $1,426,000 in 2002.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Nine Month Periods September 30, 2003 over 2002
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$7,088	$(789)	$6,299

Interest-bearing deposits in financial institutions	8	0	8

Federal Funds sold	(30)	(112)	(142)

Investment securities	0	0	0

Total Interest Earning Assets	$7,066	$(901)	$6,165

Interest Expense (1)

Savings	$(5)	$(15)	$(20)

Money market	79	(53)	26

Trust Preferred	265	(27)	238

Time deposits	965	(1,015)	(50)

Other Borrowings	37	(1)	36

Total interest bearing liabilities	$1,341	$(1,111)	$230

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees in the first nine months of $2,212,000 in 2003 and $1,426,000 in 2002.

OTHER OPERATING INCOME

Other operating income increased to $1,129,000 in the third quarter of 2003 from $877,000 in the three months ended September 30, 2002.  For the first nine months of 2003 other operating income also increased to $3,263,000 for the nine months ended September 30, 2003 from $2,534,000 for the first nine months of 2002.  Trust Administration Services Corp., a wholly owned subsidiary of the Bank that provides administrative and custodial services to self-directed retirement plans, had an increase in revenue to $347,000 for the third quarter of 2003 and $965,000 for the nine months ended September 30, 2003 in contrast with $231,000 in the third quarter of 2002 and $596,000 in the first nine months of 2002.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $260,000 for the third quarter of 2003 and $717,000 for the nine months ended September 30, 2003 in contrast with $209,000 for the third quarter of 2002 and $696,000 for the nine months ended September 30, 2002.  The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $493,000 in the first nine months of 2003 and revenue of $339,000 during the first nine months of 2002.  During the first nine months of 2003 $4,000 in gains and $12,000 in losses on sales of premises and equipment were realized.  No gains and $2,000 in losses were realized on sales of premises and equipment in the first nine months of 2002.  No gains or losses on securities sales were realized in the first nine months of 2003 or 2002.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2003 and December 31, 2002:

		September 30, 2003	December 31, 2002
		(Dollars in Thousands)

Commercial loans		$101,845	$80,510
Real estate construction loans		89,166	72,088
Real estate loans		373,836	237,477
Government guaranteed loans		11,225	16,260
Other loans		1,054	1,299

	Total loans	577,126	407,634

Less	– Allowances for loan losses	7,000	5,500
	– Deferred loan fees	3,385	2,281

	Net loans	$566,741	$399,853

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

The first major element includes a detailed analysis of the loan portfolio in two phases. In the first phase individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics that are reviewed by group to determine a portfolio allowance. Additionally groups of non-homogeneous loans, such as construction loans are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $7,000,000 and $5,500,000 (or 1.22% and 1.36% of gross outstanding loans) at September 30, 2003 and December 31, 2002 respectively.  Provisions for loan losses were $1,000,000 and $1,750,000 for the three and nine month period ended September 30, 2003, compared to $150,000 and $350,000 for the same periods of 2002. For the three and nine months ended September 30, 2003, the Company experienced net loan charge-offs of $250,000 and $250,000; by comparison, in the first nine months of 2002 the Company generated no net loan charge-offs.

For the quarter ended September 30, 2003 the Company identified loans having an aggregate average balance of $3,164,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans.  As of September 30, 2003, loan loss reserves for the impaired loans aggregated $864,000.

OTHER OPERATING EXPENSES

Other operating expenses increased in the first nine months of 2003 compared to the same period of 2002.  Other operating expenses rose to a total of $5,335,000 for the third quarter of 2003 from $4,415,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 other operating expenses totaled $15,967,000, an increase from $12,667,000 for the corresponding period in 2002.

Salary and related benefits increased by $649,000, rising from a total of $2,807,000 for the third quarter of 2002 to $3,456,000 for the same period in 2003, and also rose for the nine months ended September 30, to $10,122,000 from $7,860,000 for the same period in 2002.  The increase principally reflects increases in staffing which took place during 2002 and 2003 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $381,000 for the three months ended September 30, 2003 from $320,000 in the third quarter of 2002, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices.  Total other operating expenses rose in 2003 compared to the prior year, increasing from $3,832,000 for the first nine months of 2002 to $4,774,000 for the same period of 2003.  The third quarter expenses increased from $1,288,000 in 2002 to $1,498,000 for the same period of 2003.

The combined effects of the above-described factors resulted in income before provision for income taxes of $2,220,000 for the three months ended September 30, 2003 compared to $1,543,000 for the third quarter of 2002.  For the nine months ended September 30, 2003 income before provision for taxes is $5,564,000 compared to $3,600,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for income taxes increased from $634,000 in 2002 to $914,000 in 2003.  For the nine months ended September 30, 2003 the provisions were $2,295,000 compared to $1,483,000 in 2002.  This brought net income for the third quarter of 2003 to $1,306,000 compared to $909,000 for the same period in 2002.  For the nine months ended September 30, net income in 2003 was $3,269,000, while 2002 net income through September 30 was $2,117,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities available for sale, and federal funds sold) stood at 9.2% of total deposits at September 30, 2003.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2002.  However, at September 30, 2003 some $11.2 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 96.7% and 94.7% as of September 30, 2003 and December 31, 2002, respectively.

Total shareholders’ equity was $33,577,000 and $27,830,000 as of September 30, 2003 and December 31, 2002, respectively.  The Company completed a private placement during the first quarter of 2003 and issued 236,510 shares of common stock and thereby increased equity by $2,830,000.  The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	9-30-03	12-31-02

Leverage Ratio (Tier I Capital to Assets):
Regulatory requirement	4.00%	4.00%
First Regional Bank	7.74%	8.60%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	9-30-03	12-31-02
Tier I Capital to Assets:
Regulatory requirement	4.00%	4.00%
First Regional Bank	8.48%	9.80%

	9-30-03	12-31-02

Tier I + Tier II Capital to Assets:
Regulatory requirement	8.00%	8.00%
First Regional Bank	9.73%	11.00%

At September 30, 2003, the Company exceeded the minimum risk-based capital ratio and leverage ratio and believes that it will continue to meet all applicable capital standards.

On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement.  The debentures will bear interest at a rate of 6 percent per annum and are convertible into the Company’s common stock at a conversion price of $27.50 per share.  The debentures are senior to the Company’s trust securities but are subordinate to First Regional’s other existing and future senior indebtedness.

The debentures are convertible at any time at the option of the holders of the securities.  The conversion price is subject to adjustment upon the occurrence of specified events.  At the initial conversion price, each $1,000 principal amount of debentures will be convertible into approximately 36.36 shares of common stock.  The debentures are callable by the Company at par on or after October 30, 2007.  Prior to October 30, 2007, the debentures are callable at par only if the average closing price of the Company’s common stock equals or exceeds $38.50 for 30 consecutive trading days.  Otherwise, the debentures are not callable prior to October 30, 2006 and are callable at 106% of par between October 30, 2006 and October 30, 2007.

The Company invested $13,000,000 of the net proceeds in First Regional Bank to support its continued growth.  The remaining proceeds will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.  All of the net proceeds are treated as Tier II Capital of the Company.  All of the $13,000,000 of capital invested by the Company in the Bank is treated as Tier I Capital of the Bank.  Accordingly, risk adjusted capital ratios are improved at both the Bank and Company levels.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2003, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Federal funds sold	25,820	0	0	0	0	0	0	25,820
Time deposits with other banks	0	0	0	3,008	0	0	0	3,008
Investment securities	0	1,098	748	0	0	0	0	1,846
Subtotal	25,820	1,098	748	3,008	0	0	0	30,674

Loans	557,869	100	2,936	4,665	1,171	0	0	566,741
Total earning assets	583,689	1,198	3,684	7,673	1,171	0	0	597,415

Cash and due from banks	0	0	0	0	0	0	26,491	26,491
Premises and equipment	0	0	0	0	0	0	1,768	1,768
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	14,733	14,733
Total non-earning assets	0	0	0	0	0	0	42,992	42,992

Total assets	583,689	1,198	3,684	7,673	1,171	0	42,992	640,407

Funds purchased	0	0	0	0	0	0	0	0
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0	0

Savings deposits	28,168	0	0	0	0	0	0	28,168
Money market deposits	230,511	0	0	0	0	0	0	230,511
Time deposits	0	43,832	43,611	5,931	0	0	0	93,374
Trust Preferred	0	0	12,500	0	0	0	0	12,500
Total interest bearing liabilities	258,679	43,832	56,111	5,931	0	0	0	364,553

Demand deposits	0	0	0	0	0	0	234,265	234,265
Other liabilities	750	0	0	0	0	0	7,262	8,012
Equity capital	0	0	0	0	0	0	33,577	33,577
Total non-interest bearing liabilities and equity capital	750	0	0	0	0	0	275,104	275,854

Total liabilities and equity capital	259,429	43,832	56,111	5,931	0	0	275,104	640,407

GAP	324,260	(42,634)	(52,427)	1,742	1,171	0	(232,112)	0

Cumulative GAP	324,260	281,626	229,199	230,941	232,112	232,112	0	0

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

The Bank’s investment portfolio continues to be composed of a modest amount of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 2003.  As of both September 30, 2003 and 2002 the Company’s investment portfolio contained no unrealized gains or losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e)  promulgated under the Exchange Act.  In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives.  Management also evaluated the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company’s Senior Management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer.  Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, as described above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of First Regional Bancorp, as amended

3.2	Bylaws of First Regional Bancorp, as amended

10.1	1999 Stock Option Plan of First Regional Bancorp*

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Corporate Secretary furnished pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act

*                                         Incorporated by reference to Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002

(b) Reports on Form 8-K

On July 11, 2003, the Company furnished a press release pursuant to Item 12 of Form 8-K, announcing financial results for the three and six month periods ended June 30, 2003.

Items 2, 3, 4 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: November 12, 2003	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 12, 2003	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 12, 2003	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of First Regional Bancorp, as amended

3.2	Bylaws of First Regional Bancorp, as amended

10.1	1999 Stock Option Plan of First Regional Bancorp*

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Corporate Secretary furnished pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act

*                                         Incorporated by reference to Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002