Form 10-K
period 2003-12-31
FIRST REGIONAL BANCORP
filed 2004-03-08
CIK 356708

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Aggregate market value of Common Stock held by non-affiliates as of June 30, 2003: $28,097,700

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Number of shares of Common Stock outstanding at March 3, 2004: 2,917,330.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2004 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS AND
CROSS REFERENCE SHEET

		Page in 10-K	Incorporation by Reference
PART I
Item 1.	Business	2
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	19
Item 6.	Selected Financial Data	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	21
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	34
PART III
Item 10.	Directors and Executive Officers of the Registrant	35	2004 Proxy Statement
Item 11.	Executive Compensation	35	2004 Proxy Statement
Item 12.	Security Ownership of Certain Beneficial Owners and Management	36	2004 Proxy Statement
Item 13.	Certain Relationships and Related Transactions	36
Item 14.	Principal Accounting Fees and Services	36	2004 Proxy Statement
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	37
SIGNATURES		38
INDEX TO FINANCIAL STATEMENTS		39
INDEX TO EXHIBITS		70

PART I

Item 1. Business

Business of First Regional Bancorp

        First Regional Bancorp (the "Company") maintains its principal executive offices at 1801 Century Park East, Los Angeles, California 90067. The Company was incorporated in California as Great American Bancorp on February 18, 1981 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of First Regional Bank (the "Bank"), formerly Great American Bank, a state-chartered bank headquartered in Los Angeles (Century City), California. The reorganization of the Bank was accomplished on March 8, 1982, under the terms of a Plan of Reorganization and Merger Agreement dated October 15, 1981, providing for the merger of a Company subsidiary with the Bank, with the Bank being the surviving entity in the merger. As a result of the Bank's reorganization, the Bank's outstanding shares were exchanged on a one-for-one basis for shares of the Company's Common Stock, and the Company became the sole shareholder of the Bank. Prior to acquiring the Bank, the Company did not conduct any ongoing business activities. The Company's principal asset is the stock of the Bank and the Company's primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities. Both the Company and the Bank changed their names from Great American to First Regional in 1987 as part of an agreement with another financial institution.

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

Business of First Regional Bank

        The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has full service Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood and Westlake Village. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term

"mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company's overall operation and determined that its business consists of three reportable business segments: core bank operations, the administrative services in relation to Trust Administrative Services Corp. and Trust Services. For segment reporting financial information see Note 18 of the Consolidated Financial Statements. The Bank formed Trust Administrative Services Corp. during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At February 20, 2004 the Bank had 159 equivalent full-time employees.

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

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate to conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

  •
  the Board of Governors of the Federal Reserve System (the "FRB");

  •
  the Federal Deposit Insurance Corporation (the "FDIC"); and

  •
  the California Department of Financial Institutions (the "DFI").

        The system of supervision and regulation applicable to the Company and the Bank governs most aspects of their respective business, including:

  •
  the scope of permissible business;

  •
  investments;

  •
  reserves that must be maintained against deposits;

  •
  capital levels that must be maintained;

  •
  the nature and amount of collateral that may be taken to secure loans;

  •
  the establishment of new branches;

  •
  mergers and consolidations with other financial institutions; and

  •
  the payment of dividends.

        The laws, regulations and policies affecting financial institutions are continuously under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies.

Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

        The following summarizes the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies may have material effect on the business of the Company and the Bank.

  Bank Holding Company Regulation

        The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is subject to regulation by the FRB. Under FRB regulation, the Company is expected to act as a source of managerial and financial strength for its bank subsidiary. It cannot conduct operations in an unsafe or unsound manner and must commit resources to support its banking subsidiary in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its banking subsidiary are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

        Under the BHCA, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the FRB deems to be so closely related to banking as "to be a proper incident thereto." The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking to be a proper incident to banking. The FRB's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

        Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. As of the date of this filing, the Company does not operate as a financial holding company.

        The BHCA and regulations of the FRB also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

        The Company's earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the Company's ability to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

        The FRB has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The FRB has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

  Regulation of the Bank

        The Bank is extensively regulated under both federal and state law.

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

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for First Regional Bank as of December 31, 2003:

	Actual
			Minimum Amount for Capital Adequacy Purposes	Minimum Regulatory Ratio for Capital Adequacy Purposes	Amount to be "Well Capitalized" Under Prompt Corrective Action Provisions
						Minimum "Well Capitalized" Ratio
	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk-Weighted Assets)	$69,832	10.2%	$54,770	8.0%	$68,462	10.0%
Tier 1 Capital (To Risk-Weighted Assets)	62,032	9.1	27,706	4.0	40,900	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	62,032	8.8	28,196	4.0	35,245	5.0

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

  Sarbanes-Oxley Act

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of recent high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq National Market has adopted additional corporate governance rules that were recently approved by the Securities and Exchange Commission. The new rules are intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.

        Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that the Company's Chief Executive Officer and Chief Financial Officer certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. Specific requirements of the certifications include (i) having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; (ii) they have made certain disclosures to the Company's auditors and Audit Committee about internal controls; and (iii) they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

        The Company cannot be certain of the effect, if any, of the foregoing legislation on the Company's business. Future changes in the laws, regulation, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the Company's business and earnings.

  USA Patriot Act

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S. law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency, in addition to current requirements, laws and requires various regulations, including:

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

  Federal Deposit Insurance

        Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (BIF) of the FDIC, well-capitalized and well-managed banks, including the Bank, have in recent years paid minimal premiums for FDIC insurance. While we have no expectation of increased premiums, the amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

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

        The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Since January 2001, the FRB has significantly decreased interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

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

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the average balances of the Company's assets, liabilities, and shareholders' equity for the past three years:

	For Period Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Assets
Cash and Due From Banks	$36,808	$24,949	$23,577
Time Deposits with Other Financial Institutions	1,442	0	22
Investment Securities	4,424	2,745	2,499
Funds Sold	21,921	30,577	28,538
Net Loans	510,988	332,530	249,609
Other Assets	15,040	12,847	12,253

Total	$590,623	$403,648	$316,498

Liabilities & Shareholders' Equity
Deposits:
Demand (non-interest bearing)	$206,534	$132,428	$103,702
Savings	5,616	5,687	2,375
Money Market Accounts	240,633	169,206	120,420
Time	79,934	58,380	61,168

Total Deposits	532,717	365,701	287,665
Other borrowings	5,613	610	388
Subordinated Debentures	15,000	6,973	178
Other Liabilities	5,817	4,103	3,754

Total Liabilities	559,147	377,387	291,985

Shareholders' Equity	31,476	26,261	24,513

Total	$590,623	$403,648	$316,498

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Period Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$517,266	$31,350	6.1%	$337,721	$21,800	6.5%	$254,471	$21,083	8.3%
Investment Securities	4,424	51	1.2%	2,745	56	2.0%	2,499	109	4.4%
Federal Funds Sold	21,921	237	1.1%	30,577	484	1.6%	28,538	1,084	3.8%
Time Deposits With Other Financial Institutions	1,442	16	1.1%	0	0	0.0%	22	2	9.1%

Total Interest Earning Assets	$545,053	$31,654	5.8%	$371,043	$22,340	6.0%	$285,530	$22,278	7.8%

Interest Bearing Liabilities:
Savings deposits	$5,616	$38	0.7%	$5,687	$56	1.0%	$2,375	$48	2.0%
Money Market Accounts	240,633	1,560	0.6%	169,206	1,427	0.8%	120,420	2,532	2.1%
Time	79,934	1,089	1.4%	58,380	1,052	1.8%	61,168	2,559	4.2%
Other Borrowings	5,613	67	1.2%	610	8	1.3%	388	9	2.3%
Subordinated Debentures	$15,000	$766	5.1%	$6,973	$383	5.5%	$178	$12	6.7%

Total interest bearing liabilities	$346,796	$3,520	1.0%	$240,856	$2,926	1.2%	$184,529	$5,160	2.8%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $6,278,000, $5,191,000 and $4,862,000 in 2003, 2002 and 2001 respectively.

(2)
Includes loan fees of $3,102,000 in 2003 and $1,932,000 in 2002 and $1,509,000 in 2001.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	2003	2002	2001
	(Dollars in Thousands)
Total interest income(1)	$31,654	$22,340	$22,278
Total interest expense	3,520	2,926	5,160

Net interest earnings	$28,134	$19,414	$17,118

Average interest earning assets	$545,053	$371,043	$285,530
Net yield on average interest earning assets	5.2%	5.2%	6.0%

(1)
Includes loan fees of $3,102,000 in 2003, $1,932,000 in 2002 and $1,509,000 in 2001.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2003 over 2002			Increase (Decrease) 2002 over 2001
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$10,790	$(1,240)	$9,550	$2,207	$(1,490)	$717
Investment securities	(17)	12	(5)	12	(65)	(53)
Funds sold	(117)	(130)	(247)	84	(684)	(600)
Interest on time deposits With other financial institutions	16	0	16	(2)	0	(2)

Total Interest Earning Assets	$10,672	$(1,358)	$9,314	$2,301	$(2,239)	$62
Interest Expense(1)
Savings	$(1)	$(17)	$(18)	$13	$(5)	$8
Money market	294	(161)	133	2,310	(3,415)	(1,105)
Time	109	(72)	37	(112)	(1,395)	(1,507)
Other borrowings	60	(1)	59	(4)	3	(1)
Subordinated securities	408	(25)	383	373	(2)	371

Total interest bearing liabilities	$870	$(276)	$594	$2,580	$(4,814)	$(2,234)

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $3,102,000 in 2003 and $1,932,000 in 2002.

Investment Securities

        The following table shows fair value of the investment securities portfolio at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
U.S. Treasury Securities	$3,445	$1,745
Obligations of U.S. Government Agencies	995	994

Total	$4,440	$2,739

        The maturity schedule and weighted average yields of investment securities at December 31, 2003 is as follows:

	Amount	Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$3,445	0.87%
Over one year	0	0.00%

Category total	$3,445	0.87%
U.S. Agency Securities
One year or less	995	0.93%
Over one year	0	0.00%

Category total	$995	0.93%
Total Investment Portfolio
One year or less	$4,440	0.90%
Over one year	0	0.00%

Total	$4,440	0.90%

Loan Portfolio

        The loan portfolio consisted of the following at December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in Thousands)
Commercial loans	$113,563	$80,510	$72,173
Real estate construction loans	90,596	72,088	46,748
Real estate loans	501,317	237,477	143,762
Government guaranteed loans	9,398	16,260	22,999
Other loans	2,232	1,299	1,125

Total loans	$717,106	$407,634	286,807
Less—Allowances for loan losses	7,660	5,500	5,000
—Deferred loan fees	4,120	2,281	1,424

Net loans	$705,326	$399,853	$280,383

Loan Maturities and Interest Rates

        The following table shows the amounts of total loans outstanding as of December 31, 2003, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

        Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$212,607
Interest rates are fixed or predetermined	7,585
After one year but within five years:
Interest rates are floating or adjustable	295,360
Interest rates are fixed or predetermined	1,006
After five years but within ten years:
Interest rates are floating or adjustable	190,468
Interest rates are fixed or predetermined	0
After ten years or more:
Interest rates are floating or adjustable	10,080
Interest rates are fixed or predetermined	0

Total	$717,106

Non-Performing Loans

        The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

        The following table shows the principal amount of non-performing loans:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans
Commercial	$659	$91	$0	$29	$129
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	28	0	0	0	0

Total	$687	$91	$0	$29	$129

Accruing loans past due more than 90 days
Commercial	$135	$0	$88	$1,822	$0
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	4	0	0	0	0

Total	$139	$0	$88	$1,822	$0

        Except as may have been included in the above table, at December 31, 2003, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2003, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

        The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$717,106	$407,634	$286,807	$237,146	$124,842

Average amount of loans outstanding before allowance for loan losses	$517,266	$337,721	$254,471	$180,262	$102,633

Balance of allowance for loan losses at beginning of period	$5,500	$5,000	$4,600	$2,300	$2,500
Loans charged off:
Commercial	758	0	567	0	0
Real estate	0	0	0	0	46
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loans charged off	758	0	567	0	46
Recoveries of loans previously charged off:
Commercial	0	0	9	16	10
Real estate	0	0	0	80	42
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loan recoveries	0	0	9	96	52

Net loans charged off (recovered)	758	0	558	(96)	(6)

Less: Liability for losses on commitments to extend credit	140	0	0	0	0
Provisions charged to operating expense	3,058	500	958	2,204	(206)

Balance of allowance for loan losses at end of period	$7,660	$5,500	$5,000	$4,600	$2,300

The ratio of net loans charged off to average loans outstanding	0.147%	0.000%	0.210%	0.050%	(0.000)%

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

	2003		2002		2001		2000		1999
	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans
Commercial	$1,720	16%	$1,475	20%	$1,210	25%	$1,404	29%	$714	34%
Real estate	5,939	83%	3,817	76%	3,225	67%	2,648	56%	1,397	61%
Gov't guarant.	0	1%	0	4%	0	8%	0	15%	0	4%
Other	1	0%	3	0%	3	0%	3	0%	4	1%
Unallocated	0	0%	205	0%	562	0%	545	0%	185	0%

Total	$7,660	100%	$5,500	100%	$5,000	100%	$4,600	100%	$2,300	100%

Deposits

        The average amounts of deposits for the periods indicated are summarized below.

	2003	2002	2001
	(Dollars in Thousands)
Demand deposits	$206,534	$132,428	$103,702
Savings deposits, money market and time certificates of deposit of less than $100,000	277,530	198,929	142,807
Time certificates of deposit of $100,000 or more	48,653	34,344	41,156

Total	$532,717	$365,701	$287,665

        The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2003 is as follows:

December 31, 2003
(Dollars in Thousands)
3 months or less	$43,363
Over 3 through 6 months	27,020
Over 6 through 12 months	4,427
Over 12 months	0

Total	$74,810

Selected Financial Ratios

        The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

	2003	2002	2001
Return on assets	0.8%	0.8%	0.8%
Return on equity	14.7%	11.6%	9.9%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	5.3%	6.5%	7.7%

Item 2. Properties

        The Bank's head office is located on the ground and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $52,247 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $7,870 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

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

        The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 4,859 square feet are provided under a lease which expires September 30, 2007 at a rental of $13,449 per month, subject to annual adjustments and various operating costs.

        The Bank's South Bay Regional Office is located at 990 West 190th Street, Suite 350, Torrance, California. The premises consist of approximately 2,209 square feet which are provided under a lease which expires on June 30, 2005. The total monthly rental is $4,528, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp. The premises consisting of approximately 4,294 square feet are provided under a lease which expires January 31, 2004 at a rental of $7,360 per month, subject to annual adjustments and various operating costs. During 2004, the lease was amended to include additional space for a total of 6,074 square feet and the lease was extended an additional 60 months expiring approximately March 31, 2009 at a base rent of $9,718 subject to annual adjustments and various operating costs.

        The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 2,812 square feet which are provided under a lease which expires on June 14, 2005. The total monthly rental is $7,030, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,930 square feet are provided under a lease which expires June 30, 2005 at a rental of $6,885 per month, subject to annual adjustments and various operating costs.

        The Bank's Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires February 28, 2008 at a rental of $4,603 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately 2,915 square feet are provided under a lease which expires August 31, 2008 at a rental of $6,558 per month, subject to annual adjustments and various operating costs.

Item 3. Legal Proceedings

Litigation

        In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2003, no matters were submitted to a vote of the Company's shareholders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Securities Activity

        The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as Bloomberg.com and Yahoo.com. As of March 3, 2004, there were approximately 700 shareholders of the Company's common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock.

	2003		2002
	High	Low	High	Low
1st Quarter	$17.00	$12.81	$13.50	$10.62
2nd Quarter	21.38	15.70	13.80	10.75
3rd Quarter	23.28	18.08	15.00	11.00
4th Quarter	29.77	21.00	15.97	11.26

Dividends

        The Company has not paid any cash dividends and it is the Company's Board of Directors' intention that no cash dividends be declared by the Company during this stage of the Company's development. The Board of Directors intends to increase the Company's capital and to pay cash dividends only when it is prudent to do so and when the Company's performance justifies such action.

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

        Prior to the consummation of the reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $1,200,000, $1,200,000 and $350,000 in 2003, 2002 and 2001.

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

Item 6. Selected Financial Data

        The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2003	2002	2001	2000	1999
	(Dollars in thousands except per share amounts)
Total assets	$775,302	$467,254	$347,052	$306,079	$233,033
Net loans	705,326	399,853	280,383	231,557	121,816
Investment securities	4,440	2,739	2,739	3,084	59,712
Funds sold	0	21,960	25,640	38,740	37,090
Total deposits	663,946	422,130	312,580	278,063	205,732
Subordinated debentures	27,500	12,500	0	0	0
Shareholders' equity	35,032	27,830	24,955	22,779	20,703
Book value per share outstanding	$12.29	$10.57	$9.44	$8.52	$7.73

        The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2003	2002	2001	2000	1999
	(Dollars in Thousands except for per share)
Interest income	$31,654	$22,340	$22,278	$22,421	$15,257
Interest expense	3,520	2,926	5,160	5,030	4,461

Net interest income	28,134	19,414	17,118	17,391	10,796
Provision for (reversal of) loan losses	3,058	500	958	2,204	(206)

Net interest income after provision for (reversal of) loan losses	25,076	18,914	16,160	15,187	11,002
Other income	4,696	3,544	2,837	1,896	1,935
Other expense	21,907	17,636	14,858	12,998	9,998

Income before taxes	7,865	4,822	4,139	4,095	2,939
Provision for income taxes	3,250	1,785	1,713	1,689	1,213

Net income	$4,615	$3,037	$2,426	$2,406	$1,726
Basic earnings per common share outstanding	$1.65	$1.15	$0.92	$0.89	$0.61
Diluted earnings per common share outstanding	$1.59	$1.14	$0.91	$0.89	$0.59
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

        The number of shares outstanding (net of unearned ESOP shares) was 2,852,000 in 2003, 2,634,000 in 2002, 2,643,000 in 2001, 2,672,000 in 2000, and 2,677,000 in 1999.

        The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        2003 was a year of great achievement for First Regional Bancorp. Total assets rose by 65% during the year, deposits rose 57%, and loans rose by 76% in 2003. This balance sheet growth led First Regional to achieve record earnings in 2003. Our net income represented a 52% increase over the results of the prior year. Also contributing to our increased profitability were our regional offices and business units. Each of these profit centers increased its contribution to First Regional's success in 2003, and we anticipate further improvement in the future as these units continue to penetrate their respective markets.

        During the year, we established new regional offices in Hollywood and Westlake Village, enabling us to bring our proven business banking expertise to a broader base of business clients. In order to keep pace with our strong asset growth, First Regional Bancorp further strengthened its capital base during 2003. Early in the year, we obtained approximately $3 million of equity capital through a private placement of common stock, and in October we generated additional capital through the private placement of $15 million in convertible subordinated debentures. In each case, the majority of the new capital was contributed to First Regional Bank to support its future growth.

        While 2003 was a most successful year for First Regional, we are optimistic that further improvement can be achieved in 2004 and beyond. Of course, unforeseen events such as an economic slowdown or further interest rate reductions by the Federal Reserve could impact future results, but nonetheless we believe that First Regional's future is bright. We further believe that our proven business model characterized by strong asset quality, capital strength, and prudent reserves is the most effective way to deal with the inevitable economic uncertainties and to maximize shareholder value over time.

Summary

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional Bancorp has two other subsidiaries, First Regional Statutory Trust I and First Regional Statutory Trust II, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services in relation to the formation of the Bank's subsidiary, Trust Administration Services Corp. (TASC), formed during 1999, and the Bank's Trust Services Division, formed during 2001. For segment reporting financial information see Note 18 of the Consolidated Financial Statements.

          Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating real estate and commercial loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses. The Bank's Core Bank Operations also include the Bank's Merchant Services Division, which provides credit card and ACH processing for Merchants.

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

        The Company achieved continued profitability in 2003, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2001, 2002 and 2003. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

        Average assets in 2003 were $590,623,000 compared to $403,648,000 in 2002 and $316,498,000 in 2001. As was the case in 2002 and 2001, the Company's asset growth in 2003 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $4,615,000 in 2003 compared to a profit of $3,037,000 in 2002 and a profit of $2,426,000 in 2001.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Interest Income

        Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2002, in 2003 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased significantly during 2003. The 2003 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2002 and 2003. While the deposit growth was centered in noninterest bearing deposits, time deposits and money market deposits, there was also growth in savings deposits. Average money market and time deposits increased in 2003 as compared to the prior year. Deposit levels increased and interest rates decreased in 2003 from the 2002, and the combination of higher deposit levels and lower interest rates led to a slight increase in interest expense in 2003. Average time deposits decreased slightly in 2002 as compared to the prior year. Deposit levels increased and interest rates decreased in 2002 from the 2001, and the combination of higher deposit levels and lower interest rates led to a significant decrease in interest expense in 2002.

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2003			2002
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$517,266	$31,350	6.1%	$337,721	$21,800	6.5%
Investment Securities	4,424	51	1.2%	2,745	56	2.0%
Federal Funds Sold	21,921	237	1.1%	30,577	484	1.6%
Time Deposits With Other Financial Institutions	1,442	16	1.1%	0	0	0.0%

Total Interest Earning Assets	$545,053	$31,654	5.8%	$371,043	$22,340	6.0%

	For Year Ended December 31,
	2003			2002
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$5,616	$38	0.7%	$5,687	$56	1.0%
Money Market Accounts	240,633	1,560	0.6%	169,206	1,427	0.8%
Time deposits	79,934	1,089	1.4%	58,380	1,052	1.8%
Other borrowings	5,613	67	1.2%	610	8	1.3%
Subordinated debentures	$15,000	$766	5.1%	$6,973	$383	5.5%

Total interest Bearing liabilities	$346,796	$3,520	1.0%	$240,856	$2,926	1.2%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $6,278,000 in 2003 and $5,191,000 in 2002.

(2)
Includes loan fees of $3,102,000 in 2003 and $1,932,000 in 2002.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Total interest income(1)	$31,654	$22,340
Total interest expense	3,520	2,926

Net interest earnings	$28,134	$19,414

Average interest earning assets	$545,053	$371,043
Average interest bearing liabilities	$346,796	$240,856
Net yield on average interest earning assets	5.2%	5.2%

(1)
Includes loan fees of $3,102,000 in 2003 and $1,932,000 in 2002.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2003 over 2002
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$10,790	$(1,240)	$9,550
Investment securities	(17)	12	(5)
Funds sold	(117)	(130)	(247)
Interest on time deposits with other financial institutions	16	0	16

Total Interest Earning Assets	$10,672	$(1,358)	$9,314

Interest Expense(1)
Savings	$(1)	$(17)	$(18)
Money market	294	(161)	133
Time	109	(72)	37
Other borrowings	60	(1)	59
Subordinated debentures	408	(25)	383

Total interest bearing liabilities	$870	$(276)	$594

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $3,102,000 in 2003.

        Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2003, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Other Operating Income

        Other operating income increased for 2003 to $4,696,000, versus $3,544,000 in 2002 and $2,837,000 for the year 2001. Trust Administration Services Corp. (TASC), the Banks's wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $1,520,000 during 2003 and $938,000 during 2002 and $602,000 during 2001. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,093,000 in 2003, $927,000 in 2002 and $1,014,000 in 2001. The Bank's trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $682,000 in 2003, $447,000 in 2002 and $99,000 in 2001.

Loan Portfolio and Provision for Loan Losses

        The loan portfolio consisted of the following at December 31, 2003 and 2002:

	2003	2002
	(Dollars in Thousands)
Commercial loans	$113,563	80,510
Real estate construction loans	90,596	72,088
Real estate loans	501,317	237,477
Government Guaranteed Loans	9,398	16,260
Other loans	2,232	1,299

Total loans	$717,106	407,634
Less—Allowances for loan losses	7,660	5,500
—Deferred loan fees	4,120	2,281

Net loans	$705,326	399,853

        The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company's emphasis on maintaining high asset quality continued in 2003, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $826,000 (less than 1% of total loans) at the end of 2003. Although this is an increase from $91,000 on December 31, 2002 and $88,000 on December 31, 2001, management believes the allowance for loan losses as of December 31, 2003 is adequate in relation to both existing and potential risks in the loan portfolio.

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

        Central to the first phase and the Bank's credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower's financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower's financial condition, which would impact the ability of the borrower to perform under the contract. Credits undergo a quarterly loan review and a periodic review by the regulators. Risk ratings are adjusted as necessary.

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

        The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies". In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally groups of non-homogeneous loans, such as construction loans, are also reviewed to determine a portfolio allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

        The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2003 provisions of $3,058,000 were made to the reserve for loan losses, a significant increase from the prior year due to the substantial increase (76%) in the loan portfolio, $758,000 in loans were charged off, and no loans previously charged off were recovered. In 2002 provisions of $500,000 were made to the reserve for loan losses, no loans were charged off, and no loans previously charged off were recovered. By way of comparison, in 2001 provisions of $958,000 were made to the reserve for loan losses, $567,000 in loans were charged off, and $9,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2003 to $7,660,000 (or 1.1% of total loans), compared to 2002 to $5,500,000 (or 1.3% of total loans), and compared to $5,000,000 (or 1.7% of total loans) at December 31, 2001.

        In 2003, the Company identified loans having an aggregate average balance of $3,042,000 which it concluded were impaired under SFAS No. 114. In 2002, the Company identified loans having an aggregate average balance of $153,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2001, the Company identified loans having an aggregate average balance of $1,643,000 which it concluded were impaired under SFAS No. 114. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a general loss reserve for each of the loans which at December 31, 2003 totaled $753,000 for the loans as a group.

Operating Expenses

        Total operating expenses rose in 2003, to $21,907,000 from $17,636,000 in 2002 and $14,858,000 in 2001. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

        Salaries and related benefits expense increased again in 2003, rising to $13,781,000 from a 2002 total of $10,831,000 and from $8,759,000 in 2001. The increase in this expense category principally reflects the increases in staffing which took place due to the additions of the Trust department as well as staffing in the new regional offices as part of the Company's growth initiative. Occupancy expense rose in 2003, to $1,490,000 from $1,318,000 in 2002 and a 2001 total of $1,164,000; the increases reflect the rent paid on the various facilities which house the Bank's expansion of regional offices. Other expenses rose again in 2003 as they did in 2002 and 2001. Other expenses totaled $6,636,000 in 2003 compared to $5,487,000 in 2002, which was increased from $4,935,000 in 2001. Other expenses in 2003 include professional services of $699,000, an increase from the prior year when professional services were $551,000 for 2002, an increase after totaling $515,000 in 2001. Data processing fees increased in 2003 to $835,000 compared to $767,000 in 2002 and $812,000 in 2001. Equipment expense increased to $792,000 during 2003 from $594,000 during 2002 and $550,000 for 2001. Customer courier service expense increased to $359,000 during 2003 from $224,000 during 2002 and $389,000 for 2001. Directors fees increased due to increased corporate regulations and were $147,000 in 2003, $98,000 in 2002, and 95,000 in 2001. Most of the remaining categories of other expense generally remained stable, which rose to $2,762,000 in 2003 from $2,329,000 in 2002 and $1,672,000 in 2001 principally due to higher costs of services provided to customers.

Taxes

        The combined effects of the activity described above resulted in Income Before Taxes of $7,865,000 in 2003, up from $4,822,000 in 2002, and $4,139,000 in 2001. In 2003, the Company recorded tax provisions of $3,250,000. The Company recorded tax provisions of $1,785,000 and $1,713,000 during 2002 and 2001, respectively. As a result, the Company generated Net Income of $4,615,000 in 2003, compared to $3,037,000 in 2002, and versus Net Income of $2,426,000 in 2001.

Contractual Obligations

        The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 6, 7, 11, 13 and 15 of the Notes to Consolidated Financial Statements.

        The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$536,428	$0	$0	$0	$536,428
Certificates of Deposits(2)	$120,988	$6,724	$0	$0	$127,712
Federal Home Loan Bank advances(3)	$42,019	$0	$0	$0	$42,019
Subordinated debentures (4)	$1,513	$3,026	$3,026	$53,501	$61,066
Note Payable(4)	$179	$337	$273	$0	$789
Operating leases	$1,312	$2,578	$2,044	$3,804	$9,738
(1)
Excludes interest.

(2)
Includes interest at the weighted average interest rate to be paid over the life of the certificates.

(3)
Includes interest at the weighted average interest rate of the borrowings.

(4)
Includes interest at the weighted average interest rate to be paid over the remaining term of the debt.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table shows the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion on these commitments is included in Note 7 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$158,723	$0	$0	$0	$158,723
Standby letters of credit	$6,168	$0	$0	$0	$6,168

        Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company's historical experience.

Liquidity, Sources of Funds, and Capital Resources

        The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $47,446,000 and $52,713,000 (or 7.1% and 12.5% of total deposits) at December 31, 2003 and 2002, respectively. In addition, at December 31, 2003, some $9 million of the banks total loans consisted of government guaranteed loans which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 106.2% and 94.7% at the end of 2003 and 2002, respectively.

        The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $42.0 million at the end of 2003 and were secured by loans available as collateral at the FHLB.

        The Bank has available lines of credit totaling $14,000,000 from certain financial institutions.

        In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. Deposits held for TASC clients by the bank represent approximately 12% and 13% of the Bank's total deposits as of December 31, 2003 and 2002.

        The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $35,032,000 and $27,830,000 as of December 31, 2003 and 2002, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-03	12-31-02
Leverage Ratio (Tier I Capital to Assets):
First Regional Bancorp	6.63%	8.60%
Regulatory requirement	4.00%	4.00%

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

        In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-03	12-31-02
Tier I Capital to Assets:
First Regional Bancorp	6.80%	9.80%
Regulatory requirement	4.00%	4.00%
Total Capital to Assets:
First Regional Bancorp	10.25%	11.00%
Regulatory requirement	8.00%	8.00%

        The Company meets all applicable capital standards at December 31, 2003 and believes that it will continue to meet all applicable capital standards.

        During 1998, the Company established an Employee Stock Ownership Plan consisting of 150,000 shares of First Regional common stock was acquired in market transactions or directly from First Regional Bancorp at an average price of $9.48 per share. This Plan helps build the capital base of First Regional Bank and provides its employees with a powerful incentive to achieve further improvements in First Regional's operating performance.

        During 2001, the company repurchased 45,000 shares of its outstanding common stock at a total cost of $388,000. During 2002, the company repurchased 25,000 shares of its outstanding common stock at a total cost of $310,000. During 2003, the company repurchased 36,000 shares of its outstanding common stock at a total cost of $559,000.

        In 2001 and 2002 the Company issued $5,000,000 and $7,500,000, respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. The Company then invested the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank's future growth.

        The Company completed a private placement during the first quarter of 2003 and issued 237,000 shares of common stock and thereby increased equity by $2,831,000.

        On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures will bear interest at a rate of 6 percent per annum and are convertible into the Company's common stock at a conversion price of $27.50 per share. The debentures are senior to the Company's trust securities but are subordinate to First Regional's other existing and future senior indebtedness.

        The debentures are convertible at any time at the option of the holders of the securities. The conversion price is subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 principal amount of debentures will be convertible into approximately 36.36 shares of common stock. The debentures are callable by the Company at par on or after October 30, 2007. Prior to October 30, 2007, the debentures are callable at par only if the average closing price of the Company's common stock equals or exceeds $38.50 for 30 consecutive trading days. Otherwise, the debentures are not callable prior to October 30, 2006 and are callable at 106% of par between October 30, 2006 and October 30, 2007.

        The Company invested $14,300,000 of the net proceeds in First Regional Bank to support its continued growth. The remaining proceeds will be used for general corporate purposes in the effort to continue to promote the future growth of the Company. All of the net proceeds are treated as Tier II Capital of the Company. All of the $14,300,000 of capital invested by the Company in the Bank is treated as Tier I Capital of the Bank. Accordingly, risk adjusted capital ratios are improved at both the Bank and Company levels.

Recent Developments

        The Company expects to raise $7,500,000 of new capital on or around March 17, 2004 pursuant to 'trust preferred' transactions involving a newly formed, wholly owned, statutory business trust of the Company, First Regional Statutory Trust III. The transactions will be substantially similar to the 'trust preferred' transactions the Company effected in 2001 and 2002, which are described in Note 6 to the consolidated financial statements included in this Form 10-K. The Company will issue $7,500,000 of Junior Subordinated Deferrable Debentures to Trust III, which will simultaneously issue Cumulative Preferred Capital Securities in private placement transactions, which trust securities were priced as of March 8, 2004. Holders of these trust securities will be entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears of each year at a floating interest rate starting at an annual rate, equal to three-month LIBOR plus 2.79%. The Company intends to invest a majority of the net proceeds in the Bank as additional paid-in capital to support the Bank's future growth.

Recent Accounting Pronouncements

        SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of the statement on January 1, 2003 had no material impact on the Company's financial position, results of operations or cash flows.

        SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of such interpretation by the Company did not have a material impact on its results of operations, financial position or cash flows.

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

        FIN No. 46—Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 (revised December 2003) requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted this interpretation effective for the year ended December 31, 2003 and it did not have a material impact on its results of operations, financial position or cash flows. However, as previously mentioned, adoption of FIN No. 46 did result in the deconsolidation of the statutory trusts previously consolidated by the Company.

        SFAS No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Implementation of this standard did not have a material effect on our results of operations, financial position or cash flows.

        SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003 which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Implementation of this standard is not expected to have a material effect on our results of operations, financial position or cash flows.

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

ITEM 7A. Qualitative and Quantitative Disclosures about Market Risk

        Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2003, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
	(In Thousands)
Fed funds sold	0	0	0	0	0	0	0	0
Time deposits with other banks	0	0	0	3,016	0	0	0	3,016
Investment securities	0	500	3,940	0	0	0	0	4,440

Subtotal	0	500	3,940	3,016	0	0	0	7,456
Loans	696,735	0	4,091	3,494	1,006	0	0	705,326

Total earning assets	696,735	500	8,031	6,510	1,006	0	0	712,782
Cash and due from banks	0	0	0	0	0	0	43,006	43,006
Premises and equipment	0	0	0	0	0	0	1,866	1,866
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	17,648	17,648

Total non-earning assets	0	0	0	0	0	0	62,520	62,520

Total assets	696,735	500	8,031	6,510	1,006	0	62,520	775,302
Funds purchased	0	0	0	0	0	0	0	0
Advances from FHLB	0	42,000	0	0	0	0	0	42,000
Repurchase agreements	0	0	0	0	0	0	0	0

Subtotal	0	42,000	0	0	0	0	0	42,000
Savings deposits	33,072	0	0	0	0	0	0	33,072
Money market deposits	251,380	0	0	0	0	0	0	251,380
Time deposits	0	44,874	67,957	8,031	6,656	0	0	127,518
Subordinated Debentures	0	0	12,500	0	0	15,000	0	27,500

Total interest bearing liabilities	284,452	86,874	80,457	8,031	6,656	15,000	0	481,470
Demand deposits	0	0	0	0	0	0	251,976	251,976
Other liabilities	712	0	0	0	0	0	6,112	6,824
Equity capital	0	0	0	0	0	0	35,032	35,032

Total non-interest bearing liabilities and equity capital	712	0	0	0	0	0	293,120	293,832

Total liabilities and equity capital	285,164	86,874	80,457	8,031	6,656	15,000	293,120	775,302
GAP	411,571	(86,374)	(72,426)	(1,521)	(5,650)	(15,000)	(230,600)	0
Cumulative GAP	411,571	325,197	252,771	251,250	245,600	230,600	0	0

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

        The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Treasury and Agency securities. No gains or losses were recorded on security sales during 2003, 2002 or 2001. As of December 31, 2003 the Bank's investment portfolio contained no gross unrealized losses or gains. As of December 31, 2002 the Bank's investment portfolio contained no gross unrealized losses and gross unrealized gains of $1,000, for net unrealized gains of $1,000. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus unrealized gains and losses have no effect on the Company's income statement.

Item 8. Financial Statements and Supplementary Data

        See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" below for financial statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has not had any change in accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant

Audit Committee

        We have a separately-designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgement. The Audit Committee is primarily concerned with the effectiveness of audits of First Regional Bancorp by its internal and independent auditors. Its duties consist of reviewing recommendations by the internal auditors and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing First Regional Bancorp's annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Lawrence J. Sherman (Chair), Richard Schreiber and Fred M. Edwards.

        The Company's Board of Directors has determined that Richard E. Schreiber, a member of the Company's Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

        The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to its executive officers, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. A copy of the code of ethics will be available by April 30, 2004 on the Company's website, www.FirstRegional.com.

        Any additional information pertaining to directors which is required by this item will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G of the General Instructions to the Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions

        Some of the directors, officers and principal shareholders of the Company and companies with which they are associated are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business and the Bank expects to have banking transactions with such persons in the future. These transactions include lines of credit of $100,000 each which the Bank has extended to certain of the directors of the Company, including Jack A. Sweeney, Lawrence J. Sherman, Fred M. Edwards, H. Anthony Gartshore, Thomas E. McCullough and Marilyn J. Sweeney. In the Company's opinion, all loans and commitments to lend included in such transactions were made in compliance with applicable banking regulations and other laws and on substantially the same terms, including interest rates, collateral and repayment schedule, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility nor contained terms unfavorable to the Bank. In addition, as of December 31, 2003 and 2002, deposits from directors, officers and their affiliates amounted to $403,000 and $196,000, respectively.

        Fred M. Edwards, a director of the Company and the Bank, is Vice Chairman of Stern Fisher Edwards Inc, which, during the first quarter of 2003, served as placement agent in connection with the Company's private placement of 236,510 shares of the Company's common stock. In connection with the private placement, Stern Fisher Edwards Inc received aggregate fees of $118,255, or four percent (4%) of the aggregate offering price of $2,956,375. The private placement was completed, and all such fees paid, as of March 31, 2003 and, since such time, the Company has not paid, and does not owe, any such fees to Stern Fisher Edwards Inc or any of its affiliates.

        Gary M. Horgan, a director of the Company and the Bank, is a partner in the law firm of Horgan, Rosen, Beckham & Coren, LLP. That firm, among other law firms, provides legal services to the Company and the Bank and was paid $167,021 by the Company and the Bank during 2003.

        On December 18, 2003, the Company's Board of Directors approved the purchase by the Company from Jack A. Sweeney of 60,000 shares of the Company's common stock in block transactions. In this regard, Jack A. Sweeney intends to sell 10,000 shares of beneficially owned common stock to the Company on the tenth (10th) business day of January in 2004, 2005, 2006, 2007, 2008 and 2009. The Company and Jack A. Sweeney have agreed upon a sales price equal to one dollar ($1) per share less than the closing sales price on the trading day immediately prior to the date of sale. The first such purchase of 10,000 shares from Jack A. Sweeney was made on January 15, 2004 at a price per share of $28.05.

        Marilyn J. Sweeney, who served as a director of the Company and the Bank, is the wife of Jack A. Sweeney, Chairman of the Board and Chief Executive Officer of the Company and the Bank. For her service as a director of the Company and the Bank, Marilyn J. Sweeney received aggregate fees of $31,600 during 2003.

        Steven J. Sweeney, who serves as Executive Vice President and General Counsel of the Bank, and as a director of the Bank, is the son of Jack A. Sweeney. Steven J. Sweeney joined the Board of Directors of the Bank effective May 15, 2003 and was appointed Executive Vice President and General Counsel of the Bank effective July 1, 2003. During 2003, Steven J. Sweeney received aggregate compensation of $65,668. On September 22, 2003, Steven J. Sweeney was granted an option to purchase up to 25,000 shares of common stock of the Company at an exercise price of $20.79, which option vests over seven years commencing October 1, 2004 and expires September 1, 2013.

        During 2000, the Bank purchased two life insurance policies on behalf of Jack A. Sweeney. The policies were fully funded at purchase by payment of one-time premiums on the policies, aggregating $6,000,000, and no further premiums are owed on the policies. The Bank owns the cash surrender value of the policies, which is 100% of the equity value of the policies, with no cash surrender charge. The Bank and the insured's estate are co-beneficiaries, with each receiving a certain amount upon the death of the insured. At such time, the insured's estate will receive a death benefit of approximately $5,000,000. The insured reimburses the Bank for the cost of this benefit each year. Also at the time of the insured's death, the Bank will receive its original investment of $6,000,000 plus an additional amount of return on its investment, currently equal to approximately $922,000 (equivalent to a compound annual after-tax yield of over 4.2%).

Item 14. Principal Accounting Fees and Services

        Fees paid to registered public accounts and related pre-approval policies are disclosed under the caption "Independent Accounts" of the Proxy Statement, which is incorporated by reference in this Item.

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

  (b)
  Exhibits

    See Index to Exhibits which is part of this Form 10-K

    (Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

  (c)
  Reports on Form 8-K

    On October 3, 2003, the Company furnished a press release pursuant to Item 12 of Form 8-K, announcing financial results for the three and nine month periods ended September 30, 2003.

    On November 6, 2003, the Company furnished certain Regulation FD disclosure pursuant to Item 9 of Form 8-K, and also furnished certain exhibits pursuant to Item 7 of Form 8-K, including a press release announcing the Company's issuance of $15 million of Convertible Subordinated Debentures.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REGIONAL BANCORP
Date: March 8, 2004	By:	/s/ JACK A. SWEENEY Jack A. Sweeney, Chairman of the Board and Chief Executive Officer
Date: March 8, 2004	By:	/s/ THOMAS MCCULLOUGH Thomas McCullough, Chief Operating Officer
Date: March 8, 2004	By:	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SWEENEY Jack A. Sweeney	Director, Chairman of the Board and Chief Executive Officer	March 8, 2004
/s/ LAWRENCE J. SHERMAN Lawrence J. Sherman	Director, Vice Chairman of the Board	March 8, 2004
/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore	Director and President	March 8, 2004
/s/ THOMAS MCCULLOUGH Thomas E. McCullough	Director, Chief Operating Officer	March 8, 2004
/s/ GARY HORGAN Gary Horgan	Director	March 8, 2004
/s/ FRED M. EDWARDS Fred M. Edwards	Director	March 8, 2004
/s/ MARILYN J. SWEENEY Marilyn J. Sweeney	Director	March 8, 2004
/s/ RICHARD E. SCHREIBER Richard E. Schreiber	Director	March 8, 2004

        All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

First Regional Bancorp and Subsidiaries

Consolidated Financial Statements as of December 31, 2003 and 2002 and for Each of the Three Years in the Period Ended December 31, 2003 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
First Regional Bancorp and Subsidiaries
Century City, California

        We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
March 5, 2004

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and due from banks (Note 7)	$43,006,000	$28,014,000
Federal funds sold		21,960,000

Cash and cash equivalents	43,006,000	49,974,000
Interest-bearing deposits in financial institutions	3,016,000
Investment securities available for sale, amortized cost of $4,440,000 and $2,738,000 (Note 2)	4,440,000	2,739,000
Loans—net (Note 3)	705,326,000	399,853,000
Premises and equipment—net (Note 4)	1,866,000	1,558,000
Accrued interest receivable and other assets (Notes 15 and 16)	13,197,000	10,215,000
Deferred income tax assets (Note 5)	4,451,000	2,915,000

TOTAL	$775,302,000	$467,254,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 7, 13, 15 and 16):
Noninterest bearing	$251,976,000	$173,192,000
Interest bearing:
Time deposits	127,518,000	46,168,000
Money market deposits	251,380,000	178,563,000
Other	33,072,000	24,207,000

Total deposits	663,946,000	422,130,000
Federal funds purchased		161,000
Federal Home Loan Bank advances	42,000,000
Note payable (Note 11)	712,000	862,000
Accrued interest payable and other liabilities	6,112,000	3,771,000
Subordinated debentures (Note 6)	27,500,000	12,500,000

Total liabilities	740,270,000	439,424,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
SHAREHOLDERS' EQUITY (Notes 6, 8, 9, 10 and 11):
Common stock—no par value; authorized, 50,000,000 shares; outstanding, 2,927,000 (2003) and 2,725,000 (2002) shares	16,552,000	13,725,000
Unearned ESOP shares; 75,000 (2003) and 91,000 (2002)	(675,000)	(817,000)

Total common stock—no par value; outstanding, 2,852,000 (2003) and 2,634,000 (2002) shares	15,877,000	12,908,000
Retained earnings	19,155,000	14,921,000
Accumulated other comprehensive income		1,000

Total shareholders' equity	35,032,000	27,830,000

TOTAL	$775,302,000	$467,254,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
INTEREST INCOME:
Interest on loans	$31,350,000	$21,800,000	$21,083,000
Interest on deposits in financial institutions	16,000		2,000
Interest on federal funds sold	237,000	484,000	1,084,000
Interest on investment securities	51,000	56,000	109,000

Total interest income	31,654,000	22,340,000	22,278,000

INTEREST EXPENSE:
Interest on deposits (Notes 13 and 15)	2,687,000	2,535,000	5,139,000
Interest on subordinated debentures	766,000	383,000	12,000
Interest on other borrowings	67,000	8,000	9,000

Total interest expense	3,520,000	2,926,000	5,160,000

NET INTEREST INCOME	28,134,000	19,414,000	17,118,000
PROVISION FOR LOAN LOSSES (Note 3)	3,058,000	500,000	958,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,076,000	18,914,000	16,160,000

OTHER OPERATING INCOME:
Customer service fees (Note 15)	4,068,000	2,988,000	2,292,000
Other—net	628,000	556,000	545,000

Total other operating income	4,696,000	3,544,000	2,837,000

OTHER OPERATING EXPENSES:
Salaries and related benefits (Notes 7 and 11)	13,781,000	10,831,000	8,759,000
Occupancy expenses (Note 4)	1,490,000	1,318,000	1,164,000
Other expenses (Note 14)	6,636,000	5,487,000	4,935,000

Total other operating expenses	21,907,000	17,636,000	14,858,000

INCOME BEFORE PROVISION FOR INCOME TAXES	$7,865,000	$4,822,000	$4,139,000
PROVISION FOR INCOME TAXES (Note 5)	3,250,000	1,785,000	1,713,000

NET INCOME	$4,615,000	$3,037,000	$2,426,000

BASIC EARNINGS PER COMMON SHARE (Note 9)	$1.65	$1.15	$0.92

DILUTED EARNINGS PER COMMON SHARE (Note 9)	$1.59	$1.14	$0.91

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings		Comprehensive Income
BALANCE—January 1, 2001	2,672,000	$12,972,000	$9,806,000	$1,000
Common stock repurchased and retired	(45,000)	(224,000)	(164,000)
Earned ESOP shares	16,000	144,000
Comprehensive income:
Net income			2,426,000		$2,426,000
Other comprehensive income—net change in unrealized loss on securities available for sale, net of tax				(6,000)	(6,000)

Comprehensive income					$2,420,000

BALANCE—December 31, 2001	2,643,000	12,892,000	12,068,000	(5,000)
Common stock repurchased and retired	(25,000)	(126,000)	(184,000)
Earned ESOP shares	16,000	142,000
Comprehensive income:
Net income			3,037,000		$3,037,000
Other comprehensive income—net change in unrealized gain on securities available for sale, net of tax				6,000	6,000

Comprehensive income					$3,043,000

BALANCE—December 31, 2002	2,634,000	12,908,000	14,921,000	1,000
Common stock repurchased and retired	(36,000)	(178,000)	(381,000)
Earned ESOP shares	16,000	310,000
Common stock issued in private placement	237,000	2,831,000
Options exercised—including tax benefit	1,000	6,000
Comprehensive income:
Net income			4,615,000		$4,615,000
Other comprehensive income—net change in unrealized loss on securities available for sale, net of tax				(1,000)	(1,000)

Comprehensive income					$4,614,000

BALANCE—December 31, 2003	2,852,000	$15,877,000	$19,155,000	$—

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$4,615,000	$3,037,000	$2,426,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans	3,058,000	500,000	958,000
Depreciation and amortization	878,000	361,000	320,000
Amortization of investment securities premiums and discounts—net	(51,000)	(47,000)	(27,000)
Net loss on sale of premises and equipment	8,000	9,000	3,000
Amortization of loan premiums and discounts—net		32,000	536,000
(Increase) decrease in accrued interest receivable and other assets	(3,442,000)	(1,797,000)	8,000
Increase in accrued interest payable and other liabilities	2,516,000	904,000	400,000
Deferred income tax benefit	(1,536,000)	(545,000)	(456,000)
Deferred compensation expense	506,000	142,000	144,000

Net cash provided by operating activities	6,552,000	2,596,000	4,312,000

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in financial institutions	(3,016,000)		99,000
Net increase in loans	(308,531,000)	(120,002,000)	(50,320,000)
Purchases of investment securities	(12,151,000)	(6,447,000)	(4,736,000)
Proceeds from maturities of investment securities	10,500,000	6,500,000	5,000,000
Purchases of premises and equipment	(746,000)	(412,000)	(472,000)
Proceeds from sale of premises and equipment	12,000	11,000	14,000

Net cash used in investing activities	(313,932,000)	(120,350,000)	(50,415,000)

FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	$81,350,000	$(1,727,000)	$(17,516,000)
Net increase in noninterest-bearing deposits and other interest-bearing deposits	160,466,000	111,277,000	52,033,000
Decrease in federal funds purchased	(161,000)	(476,000)	(820,000)
Increase in Federal Home Loan Bank Advances	42,000,000
Issuance costs of subordinated debentures	(681,000)
Issuance of subordinated debt	15,000,000	7,500,000	5,000,000
Decrease in note payable	(150,000)	(151,000)	(150,000)
Stock options exercised	6,000
Common stock issued	3,141,000
Common stock repurchased and retired	(559,000)	(310,000)	(388,000)

Net cash provided by financing activities	300,412,000	116,113,000	38,159,000

DECREASE IN CASH AND CASH EQUIVALENTS	(6,968,000)	(1,641,000)	(7,944,000)
CASH AND CASH EQUIVALENTS—Beginning of year	49,974,000	51,615,000	59,559,000

CASH AND CASH EQUIVALENTS—End of year	$43,006,000	$49,974,000	$51,615,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,356,000	$3,053,000	$5,405,000

Income taxes paid	$4,600,000	$2,391,000	$2,019,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

        First Regional Statutory Trust I ("Trust I") and First Regional Statutory Trust II ("Trust II"), that exist for the sole purpose of issuing Trust Securities, were previously reported on a consolidated basis, with the capital securities issued by the Trusts shown on the balance sheet consistent with accounting principles generally accepted in the United States of America. As of December 31, 2003, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46 ("FIN 46") (revised December 2003), the Trusts are no longer reported on a consolidated basis. Therefore, the Trust Preferred Securities no longer appear on the balance sheet. Instead, the subordinated debentures payable by the Company to the Trusts and the investment in the Trusts' common stock are separately reported. This change primarily impacted the balance sheet and had no material effect on net income.

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

        All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include a below-market interest rate, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

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

        Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2003 and 2002.

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

        Federal Home Loan Bank Advances—Federal Home Loan Bank ("FHLB") advances generally mature within 30 days from the transaction date and are reflected at the amount of cash received in connection with the transaction. These advances are secured by loans available as collateral at the FHLB.

        Earnings per Common Share—Basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the anti-dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options and convertible subordinated debentures. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 9.

        Administrative and Custodial Services—Trust Administration Services Corp. ("TASC"), a wholly owned subsidiary of the Bank, maintains investments and assets as an administrator for customers. The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

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

        Stock Compensation Plans—The Company has a non-qualified employee stock option plan that is more fully described in Note 10 of the notes to consolidated financial statements. The Company's policy is to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS")

No. 123—Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transitional Disclosures—an amendment of FASB Statement No. 123:

	2003	2002	2001
Net income to common shareholders:
As reported	$4,615,000	$3,037,000	$2,426,000
Pro forma	$4,443,000	$2,312,000	$2,391,000
Basic earnings per share:
As reported	$1.65	$1.15	$0.92
Pro forma	$1.59	$0.88	$0.90
Diluted earnings per share:
As reported	$1.59	$1.13	$0.91
Pro forma	$1.53	$0.87	$0.89

        Since options vest over several years and additional grants are expected to be made in future years, the proforma impact on the results of operations for the three years ended December 31, 2003 is not representative of the proforma effects on the results of operations for future periods.

        The estimated fair value of options granted during 2003, 2002 and 2001 was $12.53, $7.04 and $3.43, respectively. The fair values of options granted under the Company's stock option plan during 2003, 2002 and 2001, respectively, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, 43%, and 43%, risk-free interest rate of 4.5%, 4.5% and 5.4%, and expected lives of 10, 10 and 5 years.

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

        Reclassifications—Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

        Recent Accounting Pronouncements—SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of the statement on January 1, 2003 had no material impact on the Company's financial position, results of operations or cash flows.

        SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of such interpretation by the Company did not have a material impact on its results of operations, financial position or cash flows.

        FIN No. 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation by the Company did not have a material impact on its results of operations, financial position or cash flows.

        FIN No. 46—Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 (revised December 2003) requires that variable interest entities be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted this interpretation effective for the year ended December 31, 2003 and it did not have a material impact on its results of operations, financial position or cash flows. However, as previously mentioned, adoption of FIN No. 46 did result in the deconsolidation of statutory trusts previously consolidated by the Company.

        SFAS No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Implementation of this standard did not have a material effect on our results of operations, financial position or cash flows.

        SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003 which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective, for public companies, at the beginning of the first interim period beginning after June 15, 2003. Implementation of this standard did not have a material effect on our results of operations, financial position or cash flows.

2.    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities available for sale were as follows as of December 31:

2003	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$3,445,000	$—	$3,445,000
U.S. agency securities	995,000		995,000

	$4,440,000	$—	$4,440,000

2002	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$1,744,000	$1,000	$1,745,000
U.S. agency securities	994,000		994,000

	$2,738,000	$1,000	$2,739,000

        All securities held at December 31, 2003 are scheduled to mature in 2004.

        Securities carried at $4,440,000 and $2,739,000 were pledged as of December 31, 2003 and 2002, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.    LOANS

        The loan portfolio consisted of the following at December 31:

	2003	2002
Real estate loans	$501,317,000	$237,477,000
Commercial loans	113,563,000	80,510,000
Real estate construction loans	90,596,000	72,088,000
Government guaranteed loans	9,398,000	16,260,000
Other loans	2,232,000	1,299,000

	717,106,000	407,634,000
Allowance for loan losses	(7,660,000)	(5,500,000)
Deferred loan fees—net	(4,120,000)	(2,281,000)

Loans—net	$705,326,000	$399,853,000

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

        An analysis of the activity in the allowance for loan losses is as follows for the years ended December 31:

	2003	2002	2001
Balance—beginning of year	$5,500,000	$5,000,000	$4,600,000
Provision for loan losses	3,058,000	500,000	958,000
Loans charged off	(758,000)		(567,000)
Less: Liability for losses on commitments to extend credit	(140,000)
Recoveries on loans previously charged off			9,000

Balance—end of year	$7,660,000	$5,500,000	$5,000,000

        Management believes the allowance for loan losses as of December 31, 2003 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions upon examination of the Bank by such authorities.

        At December 31, 2003 and 2002, the recorded investment in loans for which impairment had been recognized was $2,822,000 and $99,000, with specific reserves of $753,000 and $20,000, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $3,042,000, $153,000 and $1,643,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2003 and 2002. Interest income on impaired loans of $16,000 was recognized for cash payments received in 2001.

        In the ordinary course of business, the Bank may grant loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31:

	2003	2002
Balance—beginning of year	$203,000	$—
Loans granted or renewed	405,000	210,000
Repayments	(608,000)	(7,000)

Balance—end of year	$—	$203,000

4.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following as of December 31:

	2003	2002
Furniture, fixtures and equipment	$3,904,000	$3,325,000
Leasehold improvements	873,000	792,000

	4,777,000	4,117,000
Accumulated depreciation and amortization	(2,911,000)	(2,559,000)

Premises and equipment—net	$1,866,000	$1,558,000

        Rental expense for premises included in occupancy expenses for 2003, 2002 and 2001 was approximately $1,395,000, $1,233,000 and $1,095,000, respectively.

        The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2003, net of sublease income:

Year Ending December 31	Rental Commitments
2004	$1,312,000
2005	1,349,000
2006	1,228,000
2007	1,126,000
2008 and thereafter	4,723,000

Total	$9,738,000

5.    INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

	2003	2002	2001
Current provision:
Federal	$3,505,000	$1,657,000	$1,576,000
State	1,280,000	673,000	593,000

	4,785,000	2,330,000	2,169,000

Deferred (benefit) provision:
Federal	(1,122,000)	(402,000)	(320,000)
State	(413,000)	(143,000)	(136,000)

	(1,535,000)	(545,000)	(456,000)

Total	$3,250,000	$1,785,000	$1,713,000

        Income tax (liabilities) assets consisted of the following at December 31:

	2003	2002
Income taxes currently payable:
Federal	$(255,000)	$(263,000)
State	(51,000)	(22,000)

	(306,000)	(285,000)

Deferred income tax assets:
Federal	3,265,000	2,143,000
State	1,186,000	772,000

	4,451,000	2,915,000

Net	$4,145,000	$2,630,000

        The components of the net deferred income tax assets are summarized as follows at December 31:

Federal	2003	2002
Deferred tax liabilities:
Prepaid expenses	$(158,000)	$(103,000)
State taxes	(403,000)	(262,000)
Depreciation	(312,000)	(254,000)

Gross liabilities	(873,000)	(619,000)

Deferred tax assets:
Loan and real estate loss allowances	2,313,000	1,494,000
Deferred compensation	1,008,000	836,000
State franchise tax	417,000	216,000
Intangible assets	203,000	122,000
Accrued expenses	147,000	93,000
Other	50,000	1,000

Gross assets	4,138,000	2,762,000

Net deferred tax assets—federal	$3,265,000	$2,143,000

State	2003	2002
Deferred tax liabilities:
Prepaid expenses	$(50,000)	$(33,000)
Depreciation	(59,000)	(58,000)

Gross liabilities	(109,000)	(91,000)

Deferred tax assets:
Loan and real estate loss allowances	845,000	527,000
Deferred compensation	321,000	266,000
Intangible assets	64,000	30,000
Other	65,000	40,000

Gross assets	1,295,000	863,000

Net deferred tax assets—state	1,186,000	772,000

Net deferred tax assets	$4,451,000	$2,915,000

        The provision for income taxes varied from the federal statutory tax rate for the following reasons for the years ended December 31:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$2,759,000	35.0%	$1,687,000	35.0%	$1,449,000	35.0%
State franchise taxes—net of federal income tax benefit	559,000	7.1	326,000	6.7	301,000	7.3
Other—net	(68,000)	(0.8)	(228,000)	(4.7)	(37,000)	(0.9)

Total	$3,250,000	41.3%	$1,785,000	37.0%	$1,713,000	41.4%

6.    SUBORDINATED DEBENTURES

  Convertible Subordinated Debentures

        On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures will bear interest at a rate of 6 percent per annum and are convertible into the Company's common stock at a conversion price of $27.50 per share. The debentures are senior to the Company's trust securities but are subordinate to First Regional's other existing and future senior indebtedness.

        The debentures are convertible at any time at the option of the holders of the securities. The conversion price is subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 principal amount of debentures will be convertible to approximately 36.36 shares of common stock. The debentures are callable by the Company at par on or after October 30, 2007. Prior to October 30, 2007, the debentures are callable at par only if the average closing price of the Company's stock equals or exceeds $38.50 for 30 consecutive trading days. Otherwise, the debentures are not callable prior to October 30, 2006 and are callable at 106% of par between October 30, 2006 and October 30, 2007.

        The Company invested $14,300,000 of the net proceeds in First Regional Bank to support its continued growth. The remaining proceeds will be used for general corporate purposes in the effort to continue to promote the future growth of the Company. All of the net proceeds are treated as Tier II Capital of the Company. All of the $14,300,000 of capital invested by the Company in the Bank is treated as Tier I Capital of the Bank. Accordingly, risk adjusted capital ratios are improved at both the Bank and Company levels.

  Junior Subordinated Deferrable Debentures

        During 2002 and 2001, the Company established Trust I and Trust II (the "Trusts"), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

        The Trusts issued Cumulative Preferred Capital Securities (the "Trust Securities") in private placement transactions, which represent undivided preferred beneficial interests in the assets of the

Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures (the "Debentures") from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank's future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities, which are not registered with the Securities and Exchange Commission, must be redeemed within 30 years. Because of these required redemptions, the Debentures are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.

        Holders of the Trust Securities are entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears of each year at a floating interest rate starting at an annual rate, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years. The terms of the Debentures are identical to those of the Trust Securities, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures. If and for so long as interest payments on the Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures.

        The Debentures have a scheduled maturity date of thirty years from commencement, at which time the Company is obligated to redeem them. The Debentures are prepayable prior to their maturity date at the option of the Company on or after five years have elapsed, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures. Upon the repayment of the Debentures on the maturity date, or prepayment of some or all of the Debentures prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption.

        The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. The following table is a summary of the subordinated debentures:

Issuance Trust	Issuance Date	Debenture	Rate Type	Initial Rate	Rate at December 31, 2003	Maturity Date
First Regional Statutory Trust I	December 2001	$5,000	Variable	5.60%	4.74%	December 2031
First Regional Statutory Trust II	September 2002	$7,500	Variable	5.22%	4.54%	September 2032

7.    COMMITMENTS AND CONTINGENCIES

        The Company had the following commitments and contingent liabilities as of December 31, 2003:

Undisbursed loans	$158,723,000
Standby letters of credit	$6,168,000

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

        The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $154,000, $126,000 and $106,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        As of December 31, 2003, the Bank had unused lines of credit with other depository institutions of $14,000,000.

        The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2003 and 2002, there were $65,820,000 and $47,180,000, respectively, of merchant credit card deposit balances on hand.

        Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $22,954,000 and $15,487,000 at December 31, 2003 and 2002, respectively.

        In the normal course of business, the Company and its subsidiaries are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

8.    REGULATORY CAPITAL

        The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by the regulators that, if undertaken, could have a direct, material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2003 and 2002, management believes the Bank meets the requirements to be categorized as 'well capitalized' under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. To be categorized as 'well capitalized,' the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. Due to continued asset growth, subsequent to December 31, 2003 the Bank's category changed to 'adequately capitalized' with respect to the total risk-based capital ratio, while remaining 'well capitalized' with respect to the Tier I risk-based and Tier I leverage ratios. However, management believes that the Bank will regain 'well capitalized' status with respect to all ratios during March 2004, including as a result of $7,500,000 of new capital the Company expects to raise pursuant to 'trust preferred' transactions, similar to the Company's trust preferred transactions of 2001 and 2002, as described in Note 6, above.

        Following is a table showing the minimum capital ratios required for the Company and the Bank and the Company's and the Bank's actual capital ratios and actual capital amounts at December 31, 2003 and 2002:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(000's)		(000's)			(000's)
As of December 31, 2003:
Total capital (to risk-weighted assets)
Company	$70,315	10.3%	$54,613	>	8.0%	$68,266	>	10.0%
Bank	$69,832	10.2%	$54,770	>	8.0%	$68,462	>	10.0%
Tier I capital (to risk-weighted assets)
Company	$46,687	6.8%	$24,462	>	4.0%	$41,194	>	6.0%
Bank	$62,032	9.1%	$27,706	>	4.0%	$40,900	>	6.0%
Tier I capital (to average assets)
Company	$46,687	6.6%	$28,295	>	4.0%	$35,368	>	5.0%
Bank	$62,032	8.8%	$28,196	>	4.0%	$35,245	>	5.0%
As of December 31, 2002:
Total capital (to risk-weighted assets)
Company	$44,927	11.2%	$32,090	>	8.0%	$40,113	>	10.0%
Bank	$44,042	11.0%	$32,030	>	8.0%	$40,038	>	10.0%
Tier I capital (to risk-weighted assets)
Company	$36,670	9.1%	$16,118	>	4.0%	$24,178	>	6.0%
Bank	$39,032	9.8%	$15,931	>	4.0%	$23,897	>	6.0%
Tier I capital (to average assets)
Company	$36,670	8.1%	$18,108	>	4.0%	$22,635	>	5.0%
Bank	$39,032	8.6%	$18,154	>	4.0%	$22,693	>	5.0%

60

9.    EARNINGS PER SHARE RECONCILIATION

        The calculation of earnings per share for 2003, 2002 and 2001 is presented below. The effect of dilutive securities for 2003 does not include any shares for the assumed conversion of the convertible subordinated debentures, as such conversion was anti-dilutive for the period.

	December 31, 2003
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,615,000	2,792,000	$1.65
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		111,000	(0.06)

Diluted EPS
Income available to common shareholders	$4,615,000	2,903,000	$1.59

	December 31, 2002
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$3,037,000	2,630,000	$1.15
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		32,000	(0.01)

Diluted EPS
Income available to common shareholders	$3,037,000	2,662,000	$1.14

	December 31, 2001
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$2,426,000	2,644,000	$0.92
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		29,000	(0.01)

Diluted EPS
Income available to common shareholders	$2,426,000	2,673,000	$0.91

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

        The Company also has a nonqualified employee stock option plan that authorized the issuance of up to 350,000 shares of its common stock which expired in April 2002. In 2000, 10,000 shares were granted under this plan at an exercise price of $7.25, vesting over a five-year period and expiring in 2005. Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

        The Company had options outstanding granted under the plans as follows at December 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	460,000	$10.57	131,000	$7.95	366,000	$7.27
Granted	150,000	20.79	335,000	11.50	100,000	8.15
Exercised	(700)	8.75
Terminated			(6,000)	5.75	(335,000)	7.25

Outstanding, end of year	609,300	13.08	460,000	10.57	131,000	7.95

Options exercisable at year-end	224,705	11.12	173,642	11.36	8,000	6.13

        Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number	Weighted- Average Price
$7.25	50,000	5.9	$7.25	11,721	$7.25
$8.00 - $8.75	74,300	7.0	8.60	11,984	8.48
$11.50	335,000	8.8	11.50	201,000	11.50
$20.79	150,000	9.7	20.79		20.79

11.    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        During 1998, the Company established an ESOP for eligible employees. Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

        During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan matured during 2003 and was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company's contributions to the ESOP. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus .5%, with interest of 4.50% at December 31, 2003. The outstanding principal balance of the ESOP loan at December 31, 2003 and 2002 was $712,000 and $862,000, respectively.

        Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement or disability. The number of shares of common stock allocated to employee accounts was 16,000 shares at December 31, 2003 and 2002.

        Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2003, 2002 and 2001 was $369,000, $210,000 and $241,000, respectively.

        At December 31, 2003 and 2002, unearned compensation related to the ESOP approximated $675,000 and $817,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Based upon the market price of the Company's stock at December 31, 2003, the unearned shares of the ESOP have a cumulative fair value of $2,203,000.

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

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and due from banks	$43,006	$43,006	$28,014	$28,014
Federal funds sold			21,960	21,960
Interest-bearing deposits in financial institutions	3,016	3,016
Investment securities available for sale	4,440	4,440	2,739	2,739
Loans	705,326	715,804	399,853	406,530
Accrued interest receivable	1,245	1,245	838	838
Liabilities:
Deposits:
Noninterest bearing	251,976	251,976	173,192	173,192
Interest bearing:
Time deposits	127,518	127,589	46,168	46,234
Money market and other deposits	284,452	284,452	202,770	202,770
Subordinated debentures	27,500	29,142	12,500	12,500
Federal Home Loan Bank advances	42,000	42,000
Note payable	712	712	862	862
Federal funds purchased			161	161
Accrued interest payable	291	291	83	83

        Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2003 and 2002.

        The fair values of cash and due from banks, federal funds sold, non-interest-bearing deposits, money market and other deposits, note payable, federal funds purchased, FHLB advances and accrued interest receivable and payable approximate their carrying value.

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

        No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $687,000 in 2003 and $91,000 in 2002 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

        The fair value of the convertible subordinated debentures was determined based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying value of the junior subordinated deferrable debentures is assumed to approximate the fair value, as the interest rates re-set quarterly.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.    DEPOSITS AND INTEREST EXPENSE

        A summary of interest expense on deposits is as follows for the years ended December 31:

	2003	2002	2001
Money market savings/NOW account deposits	$1,560,000	$1,427,000	$2,532,000
Time deposits of $100,000 or more	648,000	597,000	1,664,000
Time deposits under $100,000	441,000	455,000	895,000
Savings deposits	38,000	56,000	48,000

	$2,687,000	$2,535,000	$5,139,000

        The maturities of time deposits are as follows as of December 31, 2003:

2004	$120,862,000
2005	6,656,000

$127,518,000

        The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2003 and 2002 was approximately $74,810,000 and $29,185,000, respectively. The aggregate amount of deposits from escrow-related accounts was approximately $3,235,000 and $5,100,000 as of December 31, 2003 and 2002, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $2,919,000 and $644,000 as of December 31, 2003 and 2002, respectively.

        The Bank's deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2003, approximately 1,200 accounts, representing 7% of deposit accounts, accounted for $502,352,000 of total deposits.

14.    OTHER OPERATING EXPENSES

        Included in other operating expenses are the following items for the years ended December 31:

	2003	2002	2001
Professional services	$699,000	$551,000	$515,000
Data processing fees	835,000	767,000	812,000
Equipment expense	792,000	594,000	550,000
General insurance	269,000	216,000	261,000
Stationery and supplies	286,000	260,000	261,000
Customer courier service	359,000	224,000	389,000
Telephone and postage	487,000	448,000	380,000
Other	2,909,000	2,427,000	1,767,000

Total	$6,636,000	$5,487,000	$4,935,000

15.    ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

        In January 1999, the Bank established TASC, a wholly owned subsidiary of the Bank that provides administrative services to self-directed retirement plans. As of December 31, 2003, TASC was the administrator of approximately $700,431,000 in retirement assets.

        In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $894,000, which was recorded as an intangible asset in the accompanying consolidated balance sheet (included in other assets) and was amortized over the expected recoverable period of seven years on a straight-line basis. During the Company's 2003 annual impairment review in accordance with SFAS No. 144 it was determined that the intangible asset was impaired. Based on the Company's review of existing customer relationships it was determined that most customer relationships acquired in the purchase no longer existed. Therefore the fair value of the recorded intangible asset was determined to be zero. An impairment charge of $383,000 is included in 2003 other expenses on the accompanying consolidated statements of earnings.

        Deposits held for TASC clients by the Bank represent approximately 12% of the Bank's total deposits as of December 31, 2003. The Bank paid interest of $169,000, $294,000 and $631,000 on deposits of TASC clients and received fees of $1,520,000, $938,000 and $602,000 from TASC clients during 2003, 2002 and 2001, respectively.

        The Bank established a Trust and Investment Division in March 2001. Trust powers were granted and the operation of the Department commenced in August 2001. The Division is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2003, 2002 and 2001, the total assets under administration were $124,740,000, $86,624,000 and $76,827,000, respectively. Revenues were $692,000, $458,000 and $103,000 for 2003 and 2002 and the four months of operation in 2001, respectively. As of year-end, no Trust Division assets were held on deposit with the Bank.

16.    RELATED-PARTY TRANSACTIONS

        As of December 31, 2003 and 2002, deposits from directors, officers and their affiliates amounted to $403,000 and $196,000, respectively.

        During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer.

17.    FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2003	2002
ASSETS
Cash and due from banks	$1,000	$1,023,000
Investment in common stock of subsidiaries	62,219,000	39,760,000
Other assets	1,402,000	793,000

TOTAL ASSETS	$63,622,000	$41,576,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Subordinated debt	$27,887,000	$12,887,000
Other liabilities	196,000	43,000

Total liabilities	28,083,000	12,930,000
STOCKHOLDERS' EQUITY	35,539,000	28,646,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,622,000	$41,576,000

STATEMENTS OF EARNINGS

	2003	2002	2001
Equity in net earnings of subsidiaries	$5,560,000	$3,549,000	$2,470,000
Other expense—net	(945,000)	(512,000)	(44,000)

Net earnings	$4,615,000	$3,037,000	$2,426,000

STATEMENTS OF CASH FLOWS

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,615,000	$3,037,000	$2,426,000
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in net earnings of subsidiaries	(5,560,000)	(3,549,000)	(2,470,000)
Other operating activities—net	(455,000)	(656,000)	(156,000)

Net cash used in operating activities	(1,400,000)	(1,168,000)	(200,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from First Regional Bank	1,200,000	1,200,000	350,000
Investment in First Regional Statutory Trusts		(232,000)	(155,000)
Investment in First Regional Bank	(3,800,000)
Proceeds from subordinated debt invested in First Regional Bank	(14,300,000)	(6,200,000)	(4,839,000)

Net cash used in investing activities	(16,900,000)	(5,232,000)	(4,644,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	2,831,000
Proceeds from exercise of stock options, including tax benefit	6,000
Common stock repurchased and retired	(559,000)	(310,000)	(388,000)
Increase in subordinated debt	15,000,000	7,732,000	5,155,000

Net cash provided by financing activities	17,278,000	7,422,000	4,767,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,022,000)	1,022,000	(77,000)
CASH AND CASH EQUIVALENTS—Beginning of year	1,023,000	1,000	78,000

CASH AND CASH EQUIVALENTS—End of year	$1,000	$1,023,000	$1,000

18.    SEGMENT REPORTING

        Management has evaluated the Company's overall operation and determined that its business consists of certain reportable business segments as of December 31, 2003, 2002 and 2001: core banking operations, the administrative services in relation to TASC, and Trust Services. The following describes these three business segments:

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

        Total assets of TASC at December 31, 2003 and 2002 were $506,000 and $804,000, respectively, and total assets of Trust Services at December 31, 2003 and 2002 were $63,000 and $78,000, respectively. The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

        The following table shows the net income (loss) for the core banking operations, the administration and custodial services, and the trust services for the years ended December 31, 2003, 2002 and 2001.

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2003
Net interest income	$28,134,000	$—	$—	$28,134,000
Provision for loan losses	3,058,000			3,058,000
Other operating income	2,494,000	1,520,000	682,000	4,696,000
Other operating expenses	20,139,000	1,025,000	743,000	21,907,000
Provision for income taxes	3,047,000	203,000		3,250,000

Net income (loss)	$4,384,000	$292,000	$(61,000)	$4,615,000

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2002
Net interest income	$19,414,000	$—	$—	$19,414,000
Provision for loan losses	500,000			500,000
Other operating income	2,159,000	938,000	447,000	3,544,000
Other operating expenses	15,893,000	1,023,000	720,000	17,636,000
Provision for income taxes	1,785,000			1,785,000

Net income (loss)	$3,395,000	$(85,000)	$(273,000)	$3,037,000

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2001
Net interest income	$17,118,000	$—	$—	$17,118,000
Provision for loan losses	958,000			958,000
Other operating income	2,136,000	602,000	99,000	2,837,000
Other operating expenses	13,280,000	1,011,000	567,000	14,858,000
Provision for income taxes	1,713,000			1,713,000

Net income (loss)	$3,303,000	$(409,000)	$(468,000)	$2,426,000

        The operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003
Net interest income	$5,949	$6,643	$7,426	$8,116
Provision for loan losses	$300	$450	$1,000	$1,308
Net income	$913	$1,050	$1,306	$1,346
Basic earnings per common share	$0.35	$0.37	$0.46	$0.47
Diluted earnings per common share	$0.34	$0.36	$0.44	$0.45
2002
Net interest income	$4,194	$4,658	$5,231	$5,331
Provision for loan losses	$50	$150	$150	$150
Net income	$559	$649	$909	$920
Basic earnings per common share	$0.21	$0.25	$0.35	$0.34
Diluted earnings per common share	$0.21	$0.24	$0.35	$0.34

EXHIBIT INDEX

Exhibit Number		Description
3.1
Articles of Incorporation of First Regional Bancorp, as amended, filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, and incorporated herein by reference
3.2
Bylaws of First Regional Bancorp, as amended, filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, and incorporated herein by reference
4.1
Indenture governing First Regional Bancorp's 6% Convertible Subordinated Debentures due 2023, dated as of October 30, 2003, between First Regional Bancorp, as Issuer, and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on November 6, 2003, and incorporated herein by reference
4.2		Form of 6% Convertible Subordinated Debenture due 2023 (included in Article Two of Exhibit 4.1, which is incorporated herein by reference)
4.3
Registration Rights Agreement, dated October 30, 2003, between First Regional Bancorp and each initial purchaser of First Regional Bancorp's 6% Convertible Subordinated Debentures due 2023, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on November 6, 2003, and incorporated herein by reference
4.4
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated as of December 18, 2001, between First Regional Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
4.5
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2032, dated as of September 26, 2002, between First Regional Bancorp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
10.1
Guarantee Agreement, dated as of December 18, 2001, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
10.2
Guarantee Agreement, dated as of September 26, 2002, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
10.3		1991 Stock Option Plan and Agreement, filed as Exhibit 10.4 to Company's Annual Statement on Form 10-K for the Year ended December 31, 1991, and incorporated herein by reference
10.4
1999 Stock Option Plan of First Regional Bancorp, included in Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002, and incorporated herein by reference
21.1	*	Subsidiaries of the Registrant
23.2	*	Independent Auditors' Consent

31.1	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chairman of the Board and Chief Executive Officer
31.2	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32.0	*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*
Filed herewith

QuickLinks

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE SHEET
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Qualitative and Quantitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
BALANCE SHEETS
STATEMENTS OF EARNINGS
STATEMENTS OF CASH FLOWS
EXHIBIT INDEX