Form 10-Q
period 2004-03-31
FIRST REGIONAL BANCORP
filed 2004-05-14
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended    March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,500,795
Class	Outstanding on May 12, 2004

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	39,327	$43,006

Investment securities, available for sale, at fair value	1,847	4,440

Interest-bearing deposits in financial institutions	3,023	3,016

Loans, net of allowance for losses of 8,659 in 2004 and $7,660 in 2003	791,629	705,326

Premises and equipment, net of accumulated depreciation	1,965	1,866

Accrued interest receivable and other assets	20,006	17,648

Total Assets	$857,797	$775,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$254,515	$251,976
Interest bearing:
Savings deposits	35,608	33,072
Money market deposits	295,391	251,380
Time deposits	142,988	127,518

Total deposits	728,502	663,946

Federal Home Loan Bank advances	32,500	42,000
Note payable	675	712
Accrued interest payable and other liabilities	7,552	5,725
Subordinated debentures	35,619	27,887

Total Liabilities	804,848	740,270

Shareholders’ Equity:

Common Stock, no par value, 50,000,000 shares authorized; 3,501,000 and 2,927,000 shares outstanding in 2004 and 2003, respectively	32,983	16,552
Less: Unearned ESOP shares; 71,000 and 75,000 outstanding in 2004 and 2003, respectively	(640)	(675)
Total common stock, no par value; outstanding 3,430,000 (2004) and 2,852,000 (2003) shares	32,343	15,877

Retained earnings	20,606	19,155

Total Shareholders’ Equity	52,949	35,032

Total Liabilities and Shareholders’ Equity	$857,797	$775,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

INTEREST INCOME:
Interest and fees on loans	$10,663	6,542
Interest on investment securities	16	14
Interest on federal funds sold	33	61

Total interest income	10,712	6,617

INTEREST EXPENSE:

Interest on deposits	992	514
Interest on subordinated debentures	375	152
Interest on FHLB advances	145	0
Interest on funds purchased	1	2

Total interest expense	1,513	668

Net interest income	9,199	5,949

PROVISION FOR LOAN LOSSES	887	300

Net interest income after provision for loan losses	8,312	5,649

OTHER OPERATING INCOME:
Customer service fees	1,162	877
Other, net	157	131
Total other operating income	1,319	1,008

OPERATING EXPENSES:
Salaries and related benefits	4,534	3,323
Occupancy expense	425	345
Equipment expense	193	178
Promotion expense	77	66
Professional service expense	437	337
Customer service expense	224	137
Supply/communication expense	232	188
Other expenses	719	534

Total operating expenses	6,841	5,108

Income before provision for income taxes	2,790	1,549

PROVISION FOR INCOME TAXES	1,128	636

NET INCOME	$1,662	$913

EARNINGS PER SHARE (Note 2)
Basic	$0.59	$0.34
Diluted	$0.50	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES

Net Income	$1,662	$913

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	887	300
Depreciation and amortization	107	87
Accretion of investment security discounts	(8)	(14)
Increase in interest receivable	(195)	(52)
Increase (decrease) in interest payable	95	(14)
Increase in taxes payable	827	871
Net increase in other assets	(2,163)	(607)
Net increase in other liabilities	905	2,680

Net cash provided by operating activities	2,117	4,164

INVESTING ACTIVITIES

Increase in investment in time deposits, with other financial institutions	(7)	0
Decrease (increase) in investment securities	2,601	(4,072)
Decrease in guaranteed loans	756	1,783
Net increase in other loans	(87,946)	(43,861)
Increase in premises and equipment	(206)	(157)

Net cash used in investing activities	(84,802)	(46,307)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	$49,086	$22,317
Net increase in time deposits	15,470	2,123
Decrease in note payable	(37)	(37)
Decrease in Federal Home Loan Bank advances	(9,500)	0
Issuance of subordinated debentures	7,732	0
Proceeds from issuance of common stock, net	16,395	2,831
Other changes in shareholders’ equity	(140)	(497)

Net cash provided by financing activities	$79,006	$26,737

Decrease in cash and cash equivalents	$(3,679)	$(15,406)

Cash and cash equivalents, beginning of period	43,006	49,974

Cash and cash equivalents, end of period	$39,327	$34,568

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,417	$681
Income taxes paid	$300	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

NOTE 1  -               First Regional Bancorp, a bank holding company (the “Company”), and one of its wholly-owned subsidiaries, First Regional Bank, a California state-chartered bank (the “Bank”), primarily serve Southern California through their branches. The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has three other subsidiaries, First Regional Statutory Trust I, First Regional Statutory Trust II and First Regional Statutory Trust III, that exist for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  These Trusts were previously reported on a consolidated basis, with the capital securities issued by the Trusts shown on the balance sheet consistent with accounting principles generally accepted in the United States of America. As of December 31, 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 (“FIN 46”) (revised December 2003), the Trusts are no longer reported on a consolidated basis. Therefore, the Trust Preferred Securities no longer appear on the balance sheet. Instead, the subordinated debentures payable by the Company to the Trusts and the investment in the Trusts’ common stock are separately reported. This change primarily impacted the balance sheet and had no material effect on net income.

Certain amounts in the 2003 financial statements have been reclassified to be comparable with the classifications used in the 2004 financial statements.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2003 annual report on Form 10K.

Stock Compensation Plans

At March 31, 2004, the Company had two stock-based employee incentive plans, which are described more fully in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  No stock options were granted during the first three months of 2004 or 2003.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31, 2004	March 31, 2003

Net income to common shareholders:

As Reported	$1,662,000	$913,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(63,000)	(35,000)

Pro forma net income	$1,599,000	$878,000

Basic earnings per share:
As reported	$0.59	$0.34
Pro forma	$0.57	$0.33

Diluted earnings per share:
As reported	$0.50	$0.33
Pro forma	$0.48	$0.31

Recent Accounting Pronouncements

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

SFAS No. 149-Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003 which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Implementation of this standard did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

	Three Months Ended March 31, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,662,000	2,828,975	$0.59

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		199,528	(0.04)

Incremental shares from assumed conversion of convertible subordinated debentures	$132,750	545,455	(0.05)

Diluted EPS
Income available to common shareholders	$1,794,750	3,573,958	$0.50

	Three Months Ended March 31, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$913,000	2,668,402	$0.34

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		86,422	(0.01)

Diluted EPS
Income available to common shareholders	$913,000	2,754,824	$0.33

NOTE 3  -                                            As of March 31, 2004 the Bank had a total of $5,761,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4  -                                            The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three month periods ended March 31, 2004 and 2003, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)

Net Income	$1,662	$913
Other comprehensive income	0	1

Total comprehensive income	$1,662	$914

NOTE 5  -                                            Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of March 31, 2004 and 2003:  core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.  Our core banking services also includes the Bank’s merchant services operations, which provides credit card deposits and clearing services to retailers and other credit card accepting businesses and which generates fee income.

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

Total assets of TASC at March 31, 2004 and December 31, 2003 were $548,000 and $506,000, respectively, and total assets of Trust Services at March 31, 2004 and December 31, 2003 were $60,000 and $63,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administrative, and the trust services for the three month periods ended March 31, 2004 and 2003.

	Core Banking Operations	Administrative Services	Trust Services	Three Month Period Ended March 31, 2004

Net interest income	$9,199			$9,199
Provision for Loan Losses	887			887
Other operating income	729	$381	$209	1,319
Other operating expenses	6,460	190	191	6,841
Provision for income taxes	1,043	78	7	1,128

Net income	$1,538	$113	$11	$1,662

	Core Banking Operations	Administrative Services	Trust Services	Three Month Period Ended March 31, 2003

Net interest income	$5,949			$5,949
Provision for Loan Losses	300			300
Other operating income	539	$318	$151	1,008
Other operating expenses	4,679	225	204	5,108
Provision for income taxes	598	38		636

Net income	$911	$55	$(53)	$913

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although First Regional believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from First Regional’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of March 31, 2004 total assets were $857,797,000 compared to $775,302,000 at December 31, 2003, an increase of $82,495,000 or 10.6% and the March 31, 2004 asset level represents an improvement over the $498,441,000 that existed on the same date in 2003. The 2004 asset increase reflects a corresponding increase in total deposits of $64,556,000 or 9.7%, from $663,946,000 at the end of 2003 to $728,502,000 at March 31, 2004.  While overall deposits increased, the deposit growth was centered in money market deposits, and time deposits, while noninterest bearing deposits and savings deposits remained relatively constant.  There were several changes in the composition of the Bank’s assets during the first quarter. The Bank’s core loan portfolio grew significantly by $86,303,000 during the three month period, bringing the Bank’s total loans to $791,629,000 at March 31, 2004 from the December 31, 2003 total of $705,326,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks and investment securities). Investment securities decreased by $2.6 million, while cash and cash equivalents (cash and due from banks) fell by $3.7 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned a profit of $1,662,000 in the first quarter of 2004, compared to earnings of $913,000 in the three months ended March 31, 2003.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2003, in the first three months of 2004 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during first three months of 2004.  The 2004 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2003 and 2004.

Total interest income increased by $4,095,000 (62%) for the three months ended March 31, 2004 compared to the same period in 2003 as total earning assets were substantially higher (75%) in 2004 than in 2003. The majority of the increase in interest income arises from a substantial increase of $4,121,000 (63%) in interest on loans from $6,542,000 for the three months ended March 31, 2003 compared to $10,663,000 for the same period in 2004. Although there was an increase in the loan portfolio of $349,998,000 (79%) from March 31, 2003 to March 31, 2004, the interest income increase was tempered by the Federal Reserve’s series of interest rate reductions.  For the three months ended March 31, 2004 interest expense on deposits increased by $478,000 (93%), to $992,000 from the 2003 level of $514,000 due to an increase in total deposits of $281,932,000 (63%) from March 31, 2003 to March 31, 2004.  The increases were primarily in noninterest bearing demand deposit accounts, time deposits and money market deposits.  For the three months ended March 31, 2004 interest expense on subordinated debentures increased by $223,000 (146%), to $375,000 from the 2003 level of $152,000 due to an increase of $22,500,000 in subordinated debentures at March 31, 2004 compared to March 31, 2003.  The net result was an increase in net interest income of $3,250,000 (55%), from $5,949,000 in the first quarter of 2003 to $9,199,000 for the first three months of 2004.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31,
	2004			2003
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$746,446	$10,663	5.7%	$429,605	$6,542	6.1%

Investment Securities	3,561	8	0.9%	4,284	14	1.3%

Interest-bearing deposits in financial institutions	3,019	8	1.1%	0	0	0.0%

Federal Funds Sold	13,898	33	0.9%	21,132	61	1.2%

Total Interest Earning Assets	$766,924	$10,712	5.6%	$455,021	$6,617	5.8%

	For the Three Month Period Ended March 31,
	2004			2003
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$6,871	$12	0.7%	$4,346	$8	0.7%

Money market accounts	292,170	518	0.7%	217,392	347	0.6%

Time deposits	139,099	462	1.3%	47,713	159	1.3%

Subordinated debentures	28,991	375	5.2%	12,887	152	4.7%

Other borrowings	$53,886	$146	1.1%	$245	$2	3.3%

Total interest Bearing liabilities	$521,017	$1,513	1.2%	$282,583	$668	0.9%

(1)                        This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $8,129,000 in 2004 and $5,603,000 in 2003.

(2)                        Includes loan fees in the first quarter of $967,000 in 2004 and $562,000 in 2003.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended March 31,
	2004	2003
	(Dollars in Thousands)

Total interest income (1)	$10,712	$6,617

Total interest expense	1,513	668

Net interest earnings	$9,199	$5,949

Average interest earning assets	$766,924	$455,021

Average interest bearing liabilities	$521,017	$282,583

Net yield on average interest earning assets	4.8%	5.2%

(1)                                  Includes loan fees in the first quarter of $967,000 in 2004 and $562,000 in 2003.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Three Month Periods Ended March 31, 2004 over 2003
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$4,499	$(378)	$4,121

Interest-bearing deposits In financial institutions	8	0	8

Investment securities	(2)	(4)	(6)

Funds sold	(18)	(10)	(28)

Total Interest Earning Assets	$4,487	$(392)	$4,095

Interest Expense (1)

Savings	$4	$0	$4

Money market	129	42	171

Time	304	(1)	303

Subordinated debentures	207	16	223

Other borrowings	144	0	144

Total interest bearing liabilities	$788	$57	$845

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the first quarter of $967,000 in 2004 and $562,000 in 2003.

OTHER OPERATING INCOME

Other operating income rose to $1,319,000 in the first quarter of 2004 from $1,008,000 in the three months ended March 31, 2003.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $320,000 for the three months ended March 31, 2004 in contrast with $222,000 in the corresponding period of 2003.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased from $318,000 in first quarter of 2003 to $379,000 in the first quarter of 2004. The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue of $211,000 in first quarter of 2004 and $154,000 in first quarter of 2003.  No gains or losses on securities sales were realized in the first quarter of 2004 or 2003.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at March 31, 2004 and December 31, 2003:

		March 31, 2004	December 31, 2003
		(Dollars in Thousands)

	Commercial loans	$117,496	$113,563
	Real estate construction loans	74,421	90,596
	Real estate loans	602,416	501,317
	Government guaranteed loans	8,642	9,398
	Other loans	1,851	2,232

	Total loans	$804,826	$717,106

Less	– Allowances for loan losses	8,659	7,660
	– Deferred loan fees	4,538	4,120

	Net loans	$791,629	$705,326

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $8,659,000 and $7,660,000 (or 1.08% and 1.07% of gross outstanding loans) at March 31, 2004 and December 31, 2003 respectively.  Provisions for loan losses were $887,000 for the three month period ended March 31, 2004, compared to $300,000 for the same period of 2003. For the three months ended March 31, 2004 and 2003, the Company generated no net loan charge-offs.  The company had loan recoveries of $113,000 and $0 during the three months ended March 31, 2004 and 2003.

For the quarter ended March 31, 2004, the Company identified loans having an aggregate average balance of $2,709,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2004 totaled $533,000 for the loans as a group.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first quarter of 2004 compared to the same period of 2003.  Operating expenses rose to a total of $6,841,000 for the first quarter of 2004 from $5,108,000 for the three months ended March 31, 2003.

Salary and related benefits increased by $1,211,000, rising from a total of $3,323,000 for the first quarter of 2003 to $4,534,000 for the same period in 2004.  The increase principally reflects increases in staffing which took place during 2003 and 2004 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $425,000 for the three months ended March 31, 2004 from $345,000 in the first quarter of 2003, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the bank headquarters.  Total other operating expenses rose in 2004 compared to the prior year, increasing from $1,440,000 for the first quarter of 2003 to $1,882,000 for the first three months of 2004.

The combined effects of the above-described factors resulted in income before taxes of $2,790,000 for the three months ended March 31, 2004 compared to $1,549,000 for the first quarter of 2003.  In the first quarter, the Company’s provision for taxes increased from $636,000 in 2003 to $1,128,000 in 2004.  This brought Net Income for the first quarter of 2004 to $1,662,000 compared to $913,000 for the same period in 2003.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest gearing deposits in financial institutions) stood at 6.1% of total deposits at March 31, 2004.  This level represents a decrease from the 7.6% liquidity level which existed on December 31, 2003. In addition, at March 31, 2004 some $8.6 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant sources of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 108.7% and 106.2% as of March 31, 2004 and December 31, 2003, respectively.

Total shareholders equity was $52,949,000 and $35,032,000 as of March 31, 2004 and December 31, 2003, respectively.  The Company completed a private placement during the current period and issued 583,645 shares of common stock and increased equity by net proceeds of $16,395,000.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-04	12-31-03

Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.00%	4.00%
Company	8.61%	6.60%
Bank	10.45%	8.80%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-04	12-31-03

Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	9.19%	6.80%
Bank	11.17%	9.10%

	3-31-04	12-31-03

Total Capital to Risk-weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	12.60%	10.30%
Bank	12.32%	10.20%

At March 31, 2004, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company and the Bank believe that it will continue to meet all applicable capital standards.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside the ordinary course of our business, except for the issuance of $7,732,000 million of subordinated debentures, in our contractual obligations during the quarter ended March 31, 2004.

BORROWINGS

Convertible Subordinated Debentures

On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bear interest at a rate of 6 percent per annum and are convertible into the Company’s common stock at a conversion price of $27.50 per share. The debentures are senior to the Company’s trust securities but are subordinate to the Company’s other existing and future senior indebtedness.

Junior Subordinated Deferrable Debentures

During 2004, 2002 and 2001, the Company established Trust I, Trust II and Trust III (the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities ”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $20,619,000 at March 31, 2004 and $12,887,000 at December 31, 2003 (the “Debentures ”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2004, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non- interest earning or bearing	Total
Fed funds sold	0	0	0	0	0	0	0	0
Time deposits with other banks	0	0	0	3,023	0	0	0	3,023
Investment securities	0	600	1,247	0	0	0	0	1,847
Subtotal	0	600	1,247	3,023	0	0	0	4,870

Loans	787,204	0	753	3,500	172	0	0	791,629
Total earning assets	787,204	600	2,000	6,523	172	0	0	796,499

Cash and due from banks	0	0	0	0	0	0	39,327	39,327
Premises and equipment	0	0	0	0	0	0	1,965	1,965
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	20,006	20,006
Total non-earning assets	0	0	0	0	0	0	61,298	61,298

Total assets	787,204	600	2,000	6,523	172	0	61,298	857,797

Funds purchased	0	0	0	0	0	0	0	0
Advances from FHLB	0	32,500	0	0	0	0	0	32,500
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	32,500	0	0	0	0	0	32,500

Savings deposits	35,608	0	0	0	0	0	0	35,608
Money market deposits	295,391	0	0	0	0	0	0	295,391
Time deposits	0	46,993	82,308	7,437	6,250	0	0	142,988
Subordinated Debentures	0	0	20,619	0	0	15,000	0	35,619
Total interest bearing liabilities	330,999	79,493	102,927	7,437	6,250	15,000	0	542,106

Demand deposits	0	0	0	0	0	0	254,515	254,515
Other liabilities	675	0	0	0	0	0	7,552	8,227
Equity capital	0	0	0	0	0	0	52,949	52,949
Total non-interest bearing liabilities and equity capital	675	0	0	0	0	0	315,016	315,691

Total liabilities and equity capital	331,674	79,493	102,927	7,437	6,250	15,000	315,016	857,797

GAP	455,530	(78,893)	(100,927)	(914)	(6,078)	(15,000)	(253,718)	0

Cumulative GAP	455,530	376,637	275,710	274,796	268,718	253,718	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2004 or 2003.  As of March 31, 2003 the Company’s investment portfolio contained unrealized gains $1,000 and no unrealized losses.  By comparison, at March 31, 2004 the Company’s investment portfolio contained no unrealized gains or losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

ITEM 4.                             CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives.  Management also evaluated the cost-benefit relationship of possible controls and procedures.

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

During management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, as described above, management did not identify any change in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 25, 2004, the Company sold 583,465 shares of the Company’s common stock, no par value per share, at a price per share of $29.50, for aggregate proceeds of $17,212,218.  The shares were sold to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended.  In connection with the offering of such shares, the Company paid its placement agent, Keefe, Bruyette & Woods, Inc., a fee of $817,580, representing 4.75% of the aggregate offering price.  The majority of the proceeds from the issuance were invested in the Company’s subsidiary, First Regional Bank, for general corporate purposes and to promote future growth.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Company’s Bylaws were filed, on November 14, 2003, as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.  However, amended and restated Section 3.2 of the Bylaws, adopted by the shareholders of the Company on May 16, 1985, was inadvertently omitted from such exhibit, and is provided as Exhibit 3.1 hereto.  The following is a table of exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and restated Section 3.2 of the Company’s Bylaws, adopted by the Company’s shareholders on May 16, 1985

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

On January 13, 2004, the Company furnished a press release pursuant to Item 12 of Form 8-K, announcing financial results for the year and quarter ended December 31, 2003

Items 3, 4 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: May 14, 2004	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: May 14, 2004	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: May 14, 2004	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and restated Section 3.2 of the Company’s Bylaws, adopted by the Company’s shareholders on May 16, 1985

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act