Form 10-Q
period 2004-06-30
FIRST REGIONAL BANCORP
filed 2004-08-12
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,500,795
Class	Outstanding on August 12, 2004

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Cash and due from banks	$25,704	$43,006
Federal funds sold	29,660	0
Cash and cash equivalents	55,364	43,006

Investment securities, available for sale, at fair value	2,842	4,440

Interest-bearing deposits in financial institutions	3,396	3,016

Loans, net of allowance for losses of $9,035 in 2004 and $7,660 in 2003	896,361	705,326

Premises and equipment, net of accumulated depreciation	2,295	1,866

Accrued interest receivable and other assets	19,970	17,648

Total Assets	$980,228	$775,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$309,229	$251,976
Interest Bearing:
Savings deposits	33,565	33,072
Money market deposits	351,771	251,380
Time deposits	145,723	127,518
Total deposits	840,288	663,946

Federal Home Loan Bank advances	40,000	42,000
Note payable	638	712
Accrued interest payable and other liabilities	8,678	5,725
Subordinated debentures	35,619	27,887
Total Liabilities	925,223	740,270

Commitments and contingencies

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 3,501,000 and 2,927,000 outstanding in 2004 and 2003, respectively	33,064	16,552
Less: Unearned ESOP shares; 67,000 and 75,000 outstanding in 2004 and 2003, respectively	(604)	(675)
Total common stock, no par value; outstanding 3,434,000 in 2004 and 2,852,000 in 2003 shares	32,460	15,877
Retained earnings	22,545	19,155
Total Shareholders’ Equity	55,005	35,032

Total Liabilities and Shareholders’ Equity	$980,228	$775,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$12,025	$7,406	$22,688	$13,948
Interest on investment securities	13	20	29	34
Interest on federal funds sold	30	61	63	122

Total interest income	12,068	7,487	22,780	14,104

INTEREST EXPENSE:

Interest on deposits	1,172	648	2,164	1,162
Interest on subordinated debentures	454	156	829	308
Interest on FHLB advances	110	37	255	37
Interest on other borrowings	1	3	2	5

Total interest expense	1,737	844	3,250	1,512

Net interest income	10,331	6,643	19,530	12,592

PROVISION FOR LOAN LOSSES	915	450	1,802	750

Net interest income after provision for loan losses	9,416	6,193	17,728	11,842

OTHER OPERATING INCOME:
Customer service fees	1,037	944	2,199	1,821
Other, net	196	182	353	313
Total other operating income	1,233	1,126	2,552	2,134

OPERATING EXPENSES:
Salaries and related benefits	4,707	3,343	9,241	6,666
Occupancy expense	428	345	853	690
Equipment expense	190	174	383	352
Promotion expense	84	82	161	148
Professional service expense	598	383	1,035	720
Customer service expense	202	132	426	269
Supply/communication expense	204	198	436	386
Other expenses	882	867	1,601	1,401
Total operating expenses	7,295	5,524	14,136	10,632

Income before provision for income taxes	3,354	1,795	6,144	3,344

PROVISION FOR INCOME TAXES	1,415	745	2,543	1,381

NET INCOME	$1,939	$1,050	$3,601	$1,963

EARNINGS PER SHARE (Note 2)
Basic	$0.57	$0.37	$1.13	$0.72
Diluted	$0.48	$0.36	$0.95	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES

Net Income	$3,601	$1,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,802	750
Depreciation and amortization	218	563
Accretion of investment security discounts	(14)	(33)
Increase in interest receivable	(445)	(161)
Increase in interest payable	124	33
(Decrease) increase in taxes payable	(407)	359
Net increase in other liabilities	3,236	1,984
Net increase in other assets	(1,877)	(1,774)

Net cash provided by operating activities	6,238	3,684

INVESTING ACTIVITIES

Increase in investments in time deposits, with other financial institutions	$(380)	$(3,000)
Purchases of investment securities	(2,838)	(7,417)
Proceeds from maturities of investment securities	4,450	4,350
Decrease in guaranteed loans	1,834	3,412
Net increase in other loans	(194,671)	(115,121)
Increase in premises and equipment	(647)	(242)

Net cash used in investing activities	(192,252)	(118,018)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	158,137	55,326
Net increase in time deposits	18,205	47,704
Decrease in note payable	(74)	(74)
Decrease in Federal Home Loan Bank advances	(2,000)	0
Issuance of subordinated debentures	7,732	0
Proceeds for issuance of common stock, net	16,395	2,831
Other changes in shareholders’ equity	(23)	(429)

Net cash provided by financing activities	198,372	105,358

Increase (decrease) in cash and cash equivalents	12,358	(8,976)

Cash and cash equivalents, beginning of period	43,006	49,974

Cash and cash equivalents, end of period	$55,364	$40,998

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,125	$1,479
Income taxes paid	$2,950	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

NOTE 1 -                First Regional Bancorp, a bank holding company (the “Company”), and one of its wholly-owned subsidiaries, First Regional Bank, a California state-chartered bank (the “Bank”), primarily serve Southern California through their branches. The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. First Regional Bancorp has three other subsidiaries, First Regional Statutory Trust I, First Regional Statutory Trust II and First Regional Statutory Trust III, that exist for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities.  These Trusts were previously reported on a consolidated basis, with the capital securities issued by the Trusts shown on the statement of financial condition consistent with accounting principles generally accepted in the United States of America. As of December 31, 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 (“FIN 46”) (revised December 2003), the Trusts are no longer reported on a consolidated basis.  Therefore, the Trust Preferred Securities no longer appear on the statement of financial condition. Instead, the subordinated debentures payable by the Company to the Trusts and the investment in the Trusts’ common stock are separately reported.  This change primarily impacted the statement of financial condition and had no effect on net income.

Certain amounts in the 2003 financial statements have been reclassified to be comparable with the classifications used in the 2004 financial statements.

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments (which consists only of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2003 annual report on Form 10-K.

Stock Compensation Plans

At June 30, 2004, the company had two stock-based employee incentive plans, which are described more fully in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. No stock options were granted during the first six months of 2004 or 2003.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	June 30, 2004	June 30, 2003

Net income to common shareholders:

As Reported	$1,939,000	$1,050,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	63,000	35,000

Pro forma net income	$1,876,000	$1,015,000

Basic earnings per share:
As reported	$0.57	$0.37
Pro forma	$0.55	$0.36

Diluted earnings per share:
As reported	$0.48	$0.36
Pro forma	$0.46	$0.35

	Six Months Ended
	June 30, 2004	June 30, 2003

Net income to common shareholders:
As Reported	$3,601,000	$1,963,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	126,000	71,000

Pro forma net income	$3,475,000	$1,892,000

Basic earnings per share:
As reported	$1.13	$0.72
Pro forma	$1.09	$0.69

Diluted earnings per share:
As reported	$0.95	$0.69
Pro forma	$0.92	$0.67

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

	Three Months Ended June 30, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,939,000	3,431,537	$0.57

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		346,983	(0.06)

Incremental shares from assumed Conversion of convertible subordinated debentures	132,750	545,455	(0.03)

Diluted EPS
Income available to common shareholders	$2,071,750	4,323,975	$0.48

	Three Months Ended June 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,050,000	2,840,842	$0.37

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		96,207	(0.01)

Diluted EPS
Income available to common shareholders	$1,050,000	2,937,049	$0.36

	Six Months Ended June 30, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$3,601,000	3,180,831	$1.13

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		346,245	(0.11)

Incremental shares from conversion of convertible subordinated debentures	265,500	545,455	(0.07)

Diluted EPS
Income available to common shareholders	$3,866,500	4,072,531	$0.95

	Six Months Ended June 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,963,000	2,742,588	$0.72

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		90,326	(0.03)

Diluted EPS
Income available to common shareholders	$1,963,000	2,832,914	$0.69

NOTE 3 -                As of June 30, 2004 the Bank had a total of $6,349,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of June 30, 2004 and 2003: core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

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

Administrative Services - The principal business activity of the Bank’s subsidiary, Trust Administration Services Corporation (referred to herein as “Administrative Services” or “TASC”) is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing and other general and administrative expenses.

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

Total assets of TASC at June 30, 2004 and December 31, 2003 were $656,000 and $506,000, respectively and total assets of Trust Services at June 30, 2004 and December 31, 2003 were $56,000 and $63,000, respectively.  The remaining assets reflected on the statements of financial condition of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administrative, and the trust services for the three and six month periods ended June 30, 2004 and 2003.

	Three Month Period Ended June 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$10,331			$10,331
Provision for Loan Losses	915			915
Other operating income	596	$412	$225	1,233
Operating expenses	6,962	132	201	7,295
Provision for income taxes	1,290	115	10	1,415

Net income	$1,760	$165	$14	$1,939

	Three Month Period Ended June 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$6,643			$6,643
Provision for Loan Losses	450			450
Other operating income	669	$301	$156	1,126
Operating expenses	4,809	519	196	5,524
Provision for income taxes	783	(38)		745

Net income (loss)	$1,270	$(180)	$(40)	$1,050

	Six Month Period Ended June 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$19,530			$19,530
Provision for Loan Losses	1,802			1,802
Other operating income	1,325	$793	$434	2,552
Operating expenses	13,422	322	392	14,136
Provision for income taxes	2,333	193	17	2,543

Net income	$3,298	$278	$25	$3,601

	Six Month Period Ended June 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$12,592			$12,592
Provision for Loan Losses	750			750
Other operating income	1,208	$619	$307	2,134
Operating expenses	9,488	744	400	10,632
Provision for income taxes	1,381			1,381

Net income (loss)	$2,181	$(125)	$(93)	$1,963

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

As of June 30, 2004 total assets were $980,228,000 compared to $775,302,000 at December 31, 2003, an increase of $204,926,000 or 26.4% and the June 30, 2004 asset level represents an $402,890,000 (69.8%) increase over the $577,338,000 that existed on the same date in 2003.  The 2004 asset increase reflects a corresponding increase in total deposits of $176,342,000 or 26.6%, from $663,946,000 at the end of 2003 to $840,288,000 at June 30, 2004.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, and noninterest bearing deposits, while time deposits and savings deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first six months of 2004.  The Bank’s core loan portfolio grew significantly by $191,035,000 during the six month period, bringing the Bank’s total loans to $896,361,000 at June 30, 2004 from the December 31, 2003 total of $705,326,000.  The combined effect of the substantial increase in loans and the growth in deposits was an increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities decreased by $1.6 million, while cash and cash equivalents (cash and due from banks and Federal funds sold), increased by $12.4 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $1,939,000 in the three months ended June 30, 2004, compared to earnings of $1,050,000 in the second quarter of 2003. The results for the six months ended June 30, 2004 was earnings of $3,601,000 compared to net income of $1,963,000 for the corresponding period of 2003, an increase of 83.4%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2003, the first six months of 2004 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first six months of 2004.  The 2004 asset growth reflects a corresponding increase in total deposits resulting in an increase in full service bank branches during 2003 and an increase in personnel in 2003 and 2004.

Total interest income increased by $4,581,000 (61%) for the second quarter of 2004 compared to the same period in 2003, and increased by $8,676,000 (62%) for the six month period ended June 30, 2004 compared to the prior year as total earning assets were substantially higher (76%) in 2004 than in 2003.  The majority of the increase in interest income arises from a substantial increase of $4,619,000 (62%) in interest on loans from $7,406,000 for the three months ended June 30, 2003 compared to $12,025,000 for the same period in 2004.  Although there was an increase in the loan portfolio of $385,549,000 (75%) from June 30, 2003 to June 30, 2004, the interest income increase was tempered by the Federal Reserve’s series of interest rate reductions.  For the three months ended June 30, 2004 interest expense on deposits increased by $524,000 (81%) to $1,172,000 from the 2003 level of $648,000 and for the six months ended June 30, 2004 interest expense on deposits increased by $1,002,000 (86%) to $2,164,000 from the 2003 level of $1,162,000 due to an increase in total deposits of $112,961,000 (58%) from June 30, 2003 to June 30, 2004. The increases in deposits were primarily in noninterest bearing demand deposit accounts, money market deposits and time deposits, while savings deposits increased slightly.  For the three months ended June 30, 2004 interest expense on subordinated debentures increased by $298,000 (191%), to $454,000 from the 2003 level of $156,000 due to an increase of $22,732,000 in subordinated debentures at June 30, 2004 compared the end of June 30, 2003. For the six months ended June 30, 2004 interest expense on subordinated debentures increased by $521,000 (169%), to $829,000 from the 2003 level of $308,000 due to the increase in subordinated debentures compared to the prior year. The net result was an increase in net interest income of $3,688,000 (56%), from $6,643,000 in the second quarter of 2003 to $10,331,000 for the second quarter of 2004 and an increase in net interest income of $6,938,000 (55%), from $12,592,000 for the six months ended June 30, 2003 to $19,530,000 for the first six months of 2004.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended June 30,
	2004			2003
	Average Balance	Interest Income(2)	Average Yield/ Rate%	Average Balance	Interest Income (2)	Average Yield/ Rate%
	(Dollars in Thousands)

Interest Earning Assets:

Loans(1)	$837,698	$12,025	5.7%	$480,881	$7,406	6.2%

Interest-bearing deposits in financial institutions	3,108	8	1.0%	0	0	0.0%

Investment Securities	2,175	5	0.9%	6,514	20	1.2%

Federal Funds Sold	11,065	30	1.1%	20,724	61	1.2%

Total Interest Earning Assets	$854,046	$12,068	5.7%	$508,119	$7,487	5.9%

	For Three Month Period Ended June 30,
	2004			2003
	Average Balance	Interest Expense	Average Yield/ Rate%	Average Balance	Interest Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$35,254	$29	0.3%	$27,838	$25	0.4%

Money market accounts	318,045	663	0.8%	203,934	359	0.7%

Time deposits	142,139	480	1.4%	71,569	264	1.5%

Subordinated debentures	35,619	454	5.1%	12,887	156	4.8%

Other Borrowings	44,072	111	1.0%	13,185	40	1.2%

Total Interest Bearing Liabilities	$575,129	$1,737	1.2%	$329,413	$844	1.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $8,724,000 in 2004 and $5,957,000 in 2003.

(2)                                  Includes loan fees in the second quarter of $1,270,000 in 2004 and $676,000 in 2003.

	For Six Month Period Ended June 30,
	2004			2003
	Average Balance	Interest Income(2)	Average Yield/ Rate%	Average Balance	Interest Income (2)	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$792,072	$22,688	5.7%	$455,385	$13,948	6.1%

Interest-bearing deposits in financial institutions	3,063	16	1.0%	0	0	0.0%

Investment Securities	2,868	13	0.9%	5,404	34	1.3%

Federal Funds Sold	12,481	63	1.0%	20,927	122	1.2%

Total Interest Earning Assets	$810,484	$22,780	5.6%	$481,716	$14,104	5.9%

	For Six Month Period Ended June 30,
	2004			2003
	Average Balance	Interest Expense	Average Yield/ Rate%	Average Balance	Interest Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$33,707	$58	0.3%	$26,453	$48	0.4%

Money market accounts	292,464	1,164	0.8%	200,330	691	0.7%

Time deposits	140,619	942	1.3%	59,707	423	1.4%

Subordinated debentures	32,305	829	5.1%	12,887	308	4.8%

Other Borrowings	48,979	257	1.0%	6,751	42	1.2%

Total Interest Bearing Liabilities	$548,074	$3,250	1.2%	$306,128	$1,512	1.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $8,426,000 in 2004 and $5,781,000 in 2003.

(2)                                  Includes loan fees in the first six months of $2,237,000 in 2004 and $1,238,000 in 2003.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)

Total interest income (1)	$12,068	$7,487	$22,780	$14,104

Total interest expense	1,737	844	3,250	1,512

Net interest earnings	$10,331	$6,643	$19,530	$12,592

Average interest earning assets	$854,046	$508,119	$810,484	$481,716

Average interest bearing liabilities	575,129	$329,413	$548,074	$306,128

Net yield on average interest earning assets	4.8%	5.2%	4.8%	5.2%

(1)                                  Includes loan fees in the second quarter of $1,270,000 in 2004 and $676,000 in 2003 and first six months of $2,237,000 in 2004 and $1,238,000 in 2003.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Three Month Periods Ended June 30, 2004 over 2003			Increase (Decrease) For the Six Month Periods Ended June 30, 2004 over 2003
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest Income(1)

Loans (2)	$5,084	$(465)	4,619	$9,580	$(840)	$8,740

Interest-bearing deposits in financial institutions	8	0	8	16	0	16

Federal Funds sold	(27)	(4)	(31)	(44)	(15)	(59)

Investment securities	(11)	(4)	(15)	(13)	(8)	(21)

Total Interest Earning Assets	$5,054	$(473)	$4,581	$9,539	$(863)	$8,676

Interest Expense (1)

Savings	$6	$(2)	$4	$12	$(2)	$10

Money market	229	75	304	354	119	473

Subordinated debentures	289	9	298	497	24	521

Time	236	(20)	216	541	(22)	519

Other Borrowings	77	(6)	71	221	(6)	215

Total interest bearing liabilities	$837	$56	$893	$1,625	$113	$1,738

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the second quarter of $1,270,000 in 2004 and $676,000 in 2003 and first six months of $2,237,000 in 2004 and $1,238,000 in 2003.

OTHER OPERATING INCOME

Other operating income increased to $1,233,000 in the second quarter of 2004 from $1,126,000 in the three months ended June 30, 2003.  For the first six months of 2004 other operating income also increased to $2,552,000 from $2,134,000 for the first six months of 2003.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $412,000 for the second quarter of 2004 and $793,000 for the six months ended June 30, 2004 in contrast with $301,000 in the second quarter of 2003 and $619,000 in the first six months of 2003.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $225,000 for the second quarter of 2004 and $545,000 for the six months ended June 30, 2004 in contrast with $235,000 for the second quarter of 2003 and $457,000 for the six months ended June 30, 2003.  The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $438,000 in the first six months of 2004 and revenue of $312,000 during the first six months of 2003.  During the first six months of 2003 $4,000 in gains and $8,000 in losses on sales of premises and equipment were realized.  No gains or losses were realized on sales of premises and equipment in the first six months of 2004.  No gains or losses on securities sales were realized in the first six months of 2004 or 2003.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2004 and December 31, 2003:

		June 30, 2004	December 31, 2003
		(Dollars in Thousands)

Commercial loans		$125,593	$113,563

Real estate construction loans		82,188	90,596

Real estate loans		693,087	501,317

Government guaranteed loans		7,564	9,398

Other loans		2,395	2,232

	Total loans	910,827	717,106

Less	• Allowances for loan losses	9,035	7,660

	• Deferred loan fees	5,431	4,120

	Net loans	$896,361	$705,326

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

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.”  Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will ensure an appropriate level of allowance is present or established.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $9,035,000 and $7,660,000 (or 1.00% and 1.07% of gross outstanding loans) at June 30, 2004 and December 31, 2003 respectively.  Provisions for loan losses were $915,000 and $1,802,000 for the three and six month period ended June 30, 2004, compared to $450,000 and $750,000 for the same periods of 2003. For the three and six months ended June 30, 2004, the Company experienced net loan charge-offs of $515,000 and $515,000, respectively; by comparison, in the first six months of 2003 the Company generated no net loan charge-offs.  The Company had loan recoveries of $113,000 and $0 during the six months ended June 30, 2004 and 2003.

For the quarter ended June 30, 2004 the Company has identified loans having an aggregate average balance of $938,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans which at June 30, 2004 totaled $23,000 for the loans as a group.

OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2004 compared to the same period of 2003.  Operating expenses rose to a total of $7,295,000 for the second quarter of 2004 from $5,524,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004 operating expenses totaled $14,136,000, an increase from $10,632,000 for the corresponding period in 2003.

Salary and related benefits increased by $1,364,000, rising from a total of $3,343,000 for the second quarter of 2003 to $4,707,000 for the same period in 2004, and also rose for the six months ended June 30, 2004 to $9,241,000 from $6,666,000 for the same period in 2003.  The increase principally reflects increases in staffing which took place during 2003 and 2004 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $428,000 for the three months ended June 30, 2004 from $345,000 in the second quarter of 2003, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  Total other operating expenses rose in 2004 compared to the prior year, increasing from $3,276,000 for the first six months of 2003 to $4,042,000 for the same period of 2004.  The second quarter expenses increased from $1,836,000 in 2003 to $2,160,000 for the same period of 2004.

The combined effects of the above-described factors resulted in income before taxes of $3,354,000 for the three months ended June 30, 2004 compared to $1,795,000 for the second quarter of 2003.  For the six months ended June 30, 2004 income before taxes is $6,144,000 compared to $3,344,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for taxes increased from $745,000 in 2003 to $1,415,000 in 2004.  For the six months ended June 30, 2004 the provisions were $2,543,000 compared to $1,381,000 in 2003.  This brought net income for the second quarter of 2004 to $1,939,000 compared to $1,050,000 for the same period in 2003.  For the six months ended June 30, net income in 2004 was $3,601,000, while 2003 net income through June 30 was $1,963,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 7.3% of total deposits at June 30, 2004.  This level represents a slight decrease from the 7.6% liquidity level which existed on December 31, 2003.  In addition, at June 30, 2004 some $7.5 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 106.7% and 106.2% as of June 30, 2004 and December 31, 2003, respectively.

Total shareholders’ equity was $55,005,000 and $35,032,000 as of June 30, 2004 and December 31, 2003, respectively.  The Company completed a private placement during the first quarter of 2004 and issued 583,645 shares of common stock and increased equity by net proceeds of $16,395,000.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-04	12-31-03
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.00%	4.00%
Company	8.01%	6.60%
Bank	9.65%	8.80%

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

	6-30-04	12-31-03

Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	8.25%	6.80%
Bank	9.94%	9.10%

	6-30-04	12-31-03

Tier I + Tier II Capital to Risk-weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	11.16%	10.30%
Bank	10.98%	10.20%

At June 30, 2004, the Company and the Bank exceeded the minimum risk-based capital ratios and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that it will continue to meet all applicable capital standards.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended June 30, 2004.

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

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $20,619,000 at June 30, 2004 and $12,887,000 at December 31, 2003 (the “Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated statement of financial condition in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2004, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non- interest earning or bearing	Total
Fed funds sold	29,660	0	0	0	0	0	0	29,660
Time deposits with other banks	0	95	3,081	190	30	0	0	3,396
Investment securities	0	600	2,242	0	0	0	0	2,842
Subtotal	29,660	695	5,323	190	30	0	0	35,898

Loans	892,550	0	3,621	57	133	0	0	896,361
Total earning assets	922,210	695	8,944	247	163	0	0	932,259

Cash and due from banks	0	0	0	0	0	0	25,704	25,704
Premises and equipment	0	0	0	0	0	0	2,295	2,295
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	19,970	19,970
Total non-earning assets	0	0	0	0	0	0	47,969	47,969

Total assets	922,210	695	8,944	247	163	0	47,969	980,228

Funds purchased	0	0	0	0	0	0	0	0
Advances from FHLB	0	40,000	0	0	0	0	0	40,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	40,000	0	0	0	0	0	40,000

Savings deposits	33,565	0	0	0	0	0	0	33,565
Money market deposits	351,771	0	0	0	0	0	0	351,771
Time deposits	0	47,597	86,382	5,849	5,895	0	0	145,723
Subordinated Debentures	0	0	20,619	0	0	15,000	0	35,619
Total interest bearing liabilities	385,336	87,597	107,001	5,849	5,895	15,000	0	606,678

Demand deposits	0	0	0	0	0	0	309,229	309,229
Other liabilities	638	0	0	0	0	0	8,678	9,316
Equity capital	0	0	0	0	0	0	55,005	55,005
Total non-interest bearing liabilities and equity capital	638	0	0	0	0	0	372,912	373,550

Total liabilities and equity capital	385,974	87,597	107,001	5,849	5,895	15,000	372,912	980,228

GAP	536,236	(86,902)	(98,057)	(5,602)	(5,732)	(15,000)	(324,943)	0

Cumulative GAP	536,236	449,334	351,277	345,675	339,943	324,943	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first six months of 2004 or 2003.  As of June 30, 2004 the Company’s investment portfolio contained no unrealized gains or losses.  As of June 30, 2003 the Company’s investment portfolio contained unrealized gains of $1,000 and no unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

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

During management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, as described above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 18, 2004. Four Class 2 Directors were elected as follows (Class 2 Directors serve until 2006):

Class 2

Fred M. Edwards

H. Anthony Gartshore

Lawrence J. Sherman

Jack A. Sweeney

At the meeting, there were 2,537,574 votes cast for, 20,000 votes cast against or withheld, and 5,700 abstentions with respect to each of the Class 2 Directors.

The term of all Class 1 Directors continues until the next annual meeting of shareholders, scheduled for May of 2005.  The Class 1 Directors are Gary Horgan, Richard Schreiber and Thomas McCullough.

No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

On April 1, 2004, the Company furnished certain Regulation FD disclosure pursuant to Item 9 of Form 8-K, and also furnished certain exhibits pursuant to Item 7 of Form 8-K, including a press release announcing that the Company had raised approximately $25 million of capital through the private placement of 583,465 shares of common stock and trust-preferred securities.

On April 15, 2004, the Company furnished a press release pursuant to Items 7 and 12 of Form 8-K, announcing financial results for the three months ended March 31, 2004.

Items 2, 3 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 12, 2004	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: August 12, 2004	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 12, 2004	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act