Form 10-Q
period 2004-09-30
FIRST REGIONAL BANCORP
filed 2004-11-15
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,507,476
Class	Outstanding on November 10, 2004

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$67,320	$43,006
Federal funds sold	430	0
Cash and cash equivalents	67,750	43,006

Investment securities, available for sale, at fair value	2,744	4,440

Interest-bearing deposits in financial institutions	3,224	3,016

Loans, net of allowance for losses of $10,084 in 2004 and $7,660 in 2003	973,579	705,326

Premises and equipment, net of accumulated depreciation	2,580	1,866

Accrued interest receivable and other assets	20,630	17,648

Total Assets	$1,070,507	$775,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	358,816	251,976
Interest Bearing:
Savings deposits	35,568	33,072
Money market deposits	412,639	251,380
Time deposits	142,035	127,518
Total deposits	949,058	663,946

Federal Home Loan Bank advances	20,000	42,000
Note payable	600	712
Accrued interest payable and other liabilities	6,890	5,725
Subordinated debentures	35,559	27,887
Total Liabilities	1,012,107	740,270

Commitments and contingencies

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 3,506,000 and 2,927,000 outstanding in 2004 and 2003, respectively	33,231	16,552
Less: Unearned ESOP shares; 63,000 and 75,000 outstanding in 2004 and 2003, respectively	(569)	(675)
Total common stock, no par value; outstanding 3,443,000 in 2004 and 2,852,000 in 2003	32,662	15,877
Retained earnings	25,737	19,155
Net unrealized gain on available-for-sale securities	1	0
Total Shareholders’ Equity	58,400	35,032

Total Liabilities and Shareholders’ Equity	$1,070,507	$775,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$14,343	$8,214	$37,031	$22,162
Interest on investment securities	13	11	26	45
Interest on deposits in financial Institutions	9	8	25	8
Interest on federal funds sold	47	69	110	191

Total interest income	14,412	8,302	37,192	22,406

INTEREST EXPENSE:

Interest on deposits	1,532	733	3,696	1,895
Interest on subordinated debentures	477	142	1,306	450
Interest on FHLB advances	109	0	364	37
Interest on other borrowings	0	1	2	6

Total interest expense	2,118	876	5,368	2,388

Net interest income	12,294	7,426	31,824	20,018

PROVISION FOR LOAN LOSSES	1,100	1,000	2,902	1,750

Net interest income after provision for loan losses	11,194	6,426	28,922	18,268

OTHER OPERATING INCOME:
Customer service fees	1,150	967	3,349	2,788
Other, net	183	162	536	475
Total other operating income	1,333	1,129	3,885	3,263

OPERATING EXPENSES:
Salaries and related benefits	4,452	3,456	13,693	10,122
Occupancy expense	427	381	1,280	1,071
Equipment expense	250	176	633	528
Promotion expense	91	52	252	200
Professional service expense	543	410	1,578	1,130
Customer service expense	246	148	672	417
Supply/communication expense	237	175	673	561
Other expenses	829	537	2,430	1,938
Total operating expenses	7,075	5,335	21,211	15,967

Income before provision for income taxes	5,452	2,220	11,596	5,564

PROVISION FOR INCOME TAXES	2,260	914	4,803	2,295
NET INCOME	$3,192	$1,306	$6,793	$3,269

EARNINGS PER SHARE (Note 2)
Basic	$0.93	$0.46	$2.09	$1.18
Diluted	$0.79	$0.44	$1.80	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES

Net Income	$6,793	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,902	1,750
Depreciation and amortization	333	658
Accretion of investment security discounts	(26)	(44)
Increase in interest receivable	(861)	(255)
Increase in interest payable	168	40
Decrease in taxes payable	(423)	(295)
Net increase in other liabilities	1,420	3,585
Net increase in other assets	(2,121)	(1,731)

Net cash provided by operating activities	8,185	6,977

INVESTING ACTIVITIES

Increase in investments in time deposits, with other financial institutions	(208)	(3,008)
Purchases of investment securities	(8,077)	(8,464)
Proceeds from maturities of investment securities	9,800	9,400
Decrease in guaranteed loans	2,474	5,035
Net increase in other loans	(273,629)	(173,673)
Purchases of premises and equipment	(1,047)	(485)

Net cash used in investing activities	(270,687)	(171,195)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	270,595	116,982
Net increase in time deposits	14,517	47,206
Decrease in note payable	(112)	(112)
Decrease in Federal Home Loan Bank advances	(22,000)	0
Issuance of subordinated debentures	7,672	0
Proceeds for issuance of common stock, net	16,395	2,831
Other changes in shareholders’ equity	179	(352)

Net cash provided by financing activities	287,246	166,555

Increase in cash and cash equivalents	24,744	2,337

Cash and cash equivalents, beginning of period	43,006	49,974

Cash and cash equivalents, end of period	$67,750	$52,311

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,200	$2,349
Income taxes paid	$5,225	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Stock Compensation Plans

At September 30, 2004, the company had two stock-based employee incentive plans, which are described more fully in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  During September 2003, the company granted options to buy up to 150,000 shares of the Company’s common stock to certain officers and directors of the Company and its subsidiaries.  The exercise price of the options is $20.79 and all options vest over seven years and expire in 2013.  No other stock options were granted during the first nine months of 2004 or 2003.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	September 30, 2004	September 30, 2003

Net income to common shareholders:

As Reported	$3,192,000	$1,306,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	63,000	38,000

Pro forma net income	$3,129,000	$1,268,000

Basic earnings per share:
As reported	$0.93	$0.46
Pro forma	$0.91	$0.45

Diluted earnings per share:
As reported	$0.79	$0.44
Pro forma	$0.78	$0.43

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net income to common shareholders:
As Reported	$6,793,000	$3,269,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	189,000	109,000

Pro forma net income	$6,604,000	$3,160,000

Basic earnings per share:
As reported	$2.09	$1.18
Pro forma	$2.03	$1.14

Diluted earnings per share:
As reported	$1.80	$1.14
Pro forma	$1.75	$1.10

Recent Accounting Pronouncements

FIN No. 46R - In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003 and it did not have a material impact on its results of operations, financial position or cash flows.  However, as previously mentioned, adoption of FIN No. 46R did result in the deconsolidation of statutory trusts previously consolidated by the Company.

NOTE 2 -                Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and shares issuable upon the assumed conversion of convertible subordinated debentures.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

	Three Months Ended September 30, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$3,192,000	3,436,790	$0.93

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		205,159	(0.05)

Incremental shares from assumed Conversion of convertible subordinated debentures	132,000	543,273	(0.09)

Diluted EPS
Income available to common shareholders	$3,324,000	4,185,222	$0.79

	Three Months Ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$1,306,000	2,844,800	$0.46

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		120,649	(0.02)

Diluted EPS
Income available to common shareholders	$1,306,000	2,965,449	$0.44

	Nine Months Ended September 30, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$6,793,000	3,257,946	$2.09

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		202,739	(0.13)

Incremental shares from conversion of convertible subordinated debentures	397,000	543,273	(0.16)

Diluted EPS
Income available to common shareholders	$7,190,000	4,003,958	$1.80

	Nine Months Ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$3,269,000	2,773,449	$1.18

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		99,258	(0.04)

Diluted EPS
Income available to common shareholders	$3,269,000	2,872,707	$1.14

NOTE 3 -                As of September 30, 2004 the Bank had a total of $7,838,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments as of September 30, 2004 and 2003: core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

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

Total assets of TASC at September 30, 2004 and December 31, 2003 were $634,000 and $506,000, respectively and total assets of Trust Services at September 30, 2004 and

December 31, 2003 were $56,000 and $63,000, respectively.  The remaining assets reflected on the statements of financial condition of the Company are associated with the core banking operations.

The following table shows the net income (loss) (in thousands) for the core banking operations, the administrative, and the trust services for the three and nine month periods ended September 30, 2004 and 2003.

	Three Month Period Ended September 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$12,294			$12,294
Provision for Loan Losses	1,100			1,100
Other operating income	658	$418	$257	1,333
Operating expenses	6,760	122	193	7,075
Provision for income taxes	2,113	121	26	2,260

Net income	$2,979	$175	$38	$3,192

	Three Month Period Ended September 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$7,426			$7,426
Provision for Loan Losses	1,000			1,000
Other operating income	604	$347	$178	1,129
Operating expenses	5,030	137	168	5,335
Provision for income taxes	879	35		914

Net income	$1,121	$175	$10	$1,306

	Nine Month Period Ended September 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$31,824			$31,824
Provision for Loan Losses	2,902			2,902
Other operating income	1,983	$1,211	$691	3,885
Operating expenses	20,182	444	585	21,211
Provision for income taxes	4,446	314	43	4,803

Net income	$6,277	$453	$63	$6,793

	Nine Month Period Ended September 30, 2003
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$20,018			$20,018
Provision for Loan Losses	1,750			1,750
Other operating income	1,812	$966	$485	3,263
Operating expenses	14,518	881	568	15,967
Provision for income taxes	2,260	35		2,295

Net income (loss)	$3,302	$50	$(83)	$3,269

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of September 30, 2004 total assets were $1,070,507,000 compared to $775,302,000 at December 31, 2003, an increase of $295,205,000 or 38.1% and the September 30, 2004 asset level represents a $429,713,000 (67.1%) increase over the $640,794,000 that existed on the same date in 2003.  The 2004 asset increase reflects a corresponding increase in total deposits of $285,112,000 or 42.9%, from $663,946,000 at the end of 2003 to $949,058,000 at September 30, 2004.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, and noninterest bearing deposits, while time deposits and savings deposits also experienced an increase. There were several changes in the composition of the Bank’s assets during the first nine months of 2004.  The Bank’s core loan portfolio grew significantly by $268,253,000 during the nine month period, bringing the Bank’s total loans to $973,579,000 at September 30, 2004 from the December 31, 2003 total of $705,326,000.  The Bank’s loan growth was moderated by the participation to other financial institutions of approximately $17 million in loans during the third quarter of 2004.  The combined effect of the substantial increase in loans and the growth in deposits was an increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities decreased by $1.7 million, while cash and cash equivalents (cash and due from banks and

Federal funds sold), increased by $24.7 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $3,192,000 in the three months ended September 30, 2004, compared to earnings of $1,306,000 in the third quarter of 2003. The results for the nine months ended September 30, 2004 was earnings of $6,793,000 compared to net income of $3,269,000 for the corresponding period of 2003, an increase of 107.8%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2003, the first nine months of 2004 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first nine months of 2004.  The 2004 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2003 and 2004.

Total interest income increased by $6,110,000 (74%) for the third quarter of 2004 compared to the same period in 2003, and increased by $14,786,000 (66%) for the nine month period ended September 30, 2004 compared to the prior year as total earning assets were substantially higher (64%) in 2004 than in 2003.  The majority of the increase in interest income arises from a substantial increase of $6,129,000 (75%) in interest on loans from $8,214,000 for the three months ended September 30, 2003 compared to $14,343,000 for the same period in 2004.  Although there was an increase in the loan portfolio of $406,838,000 (72%) from September 30, 2003 to September 30, 2004, the interest income increase was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended September 30, 2004 interest expense on deposits increased by $799,000 (109%) to $1,532,000 from the 2003 level of $733,000 and for the nine months ended September 30, 2004 interest expense on deposits increased by $1,801,000 (95%) to $3,696,000 from the 2003 level of $1,895,000 due to an increase in total deposits of $362,740,000 (62%) from September 30, 2003 to September 30, 2004. The increases in deposits were primarily in noninterest bearing demand deposit accounts, money market deposits and time deposits, while savings deposits increased slightly.  For the three months ended September 30, 2004 interest expense on subordinated debentures increased by $335,000 (236%), to $477,000 from the 2003 level of $142,000 due to an increase of $22,672,000 in subordinated debentures at September 30, 2004 compared the end of September 30, 2003. For the nine months ended September 30, 2004 interest expense on subordinated debentures increased by $856,000 (190%), to $1,306,000 from the 2003 level of $450,000 due to the increase in subordinated debentures compared to the prior year. The net result was an increase in net interest income of $4,868,000 (66%), from $7,426,000 in the third quarter of 2003 to $12,294,000 for the third quarter of 2004 and an increase in net interest income of $11,806,000 (59%), from $20,018,000 for the nine months ended September 30, 2003 to $31,824,000 for the first nine months of 2004.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended September 30,
	2004			2003
	Average Balance	Interest Income(2)	Average Yield/ Rate %	Average Balance	Interest Income(2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$941,460	$14,343	6.1%	$528,411	$8,214	6.2%

Interest-bearing deposits in financial institutions	3,289	9	1.1%	3,002	8	1.1%

Investment Securities	3,881	13	1.3%	4,016	11	1.1%

Federal Funds Sold	13,164	47	1.4%	27,970	69	1.0%

Total Interest Earning Assets	$961,794	$14,412	6.0%	$563,399	$8,302	5.9%

	For Three Month Period Ended September 30,
	2004			2003
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$37,547	$40	0.4%	$29,472	$27	0.4%

Money market accounts	390,097	968	1.0%	220,406	375	0.7%

Time deposits	142,720	524	1.5%	92,851	331	1.4%

Subordinated debentures	35,559	477	5.4%	12,887	142	4.4%

FHLB advances and other Borrowings	27,977	109	1.6%	626	1	0.6%

Total Interest Bearing Liabilities	$633,900	$2,118	1.3%	$356,242	$876	1.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $9,545,000 in 2004 and $6,408,000 in 2003.

(2)                                  Includes loan fees in the third quarter of $1,332,000 in 2004 and $974,000 in 2003.

	For Nine Month Period Ended September 30,
	2004			2003
	Average Balance	Interest Income(2)	Average Yield/ Rate %	Average Balance	Interest Income(2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$842,232	$37,031	5.9%	$479,994	$22,162	6.2%

Interest-bearing deposits in financial institutions	3,089	25	1.1%	913	8	1.2%

Investment Securities	3,208	26	1.1%	5,036	45	1.2%

Federal Funds Sold	12,710	110	1.2%	23,300	191	1.1%

Total Interest Earning Assets	$861,239	$37,192	5.8%	$509,243	$22,406	5.9%

	For Nine Month Period Ended September 30,
	2004			2003
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$34,996	$98	0.4%	$27,471	$75	0.4%

Money market accounts	325,246	2,132	0.9%	207,095	1,066	0.7%

Time deposits	141,275	1,466	1.4%	70,876	754	1.4%

Subordinated debentures	35,559	1,306	4.9%	12,887	450	4.7%

FHLB advances and other Borrowings	41,927	366	1.2%	4,687	43	1.2%

Total Interest Bearing Liabilities	$579,003	$5,368	1.2%	$323,016	$2,388	1.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $8,802,000 in 2004 and $5,992,000 in 2003.

(2)                                  Includes loan fees in the first nine months of $3,569,000 in 2004 and $2,212,000 in 2003.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Total interest income(1)	$14,412	$8,302	$37,192	$22,406

Total interest expense	2,118	876	5,368	2,388

Net interest earnings	$12,294	$7,426	$31,824	$20,018

Average interest earning assets	$961,794	$563,399	$861,239	$509,243

Average interest bearing liabilities	633,900	$356,242	$579,003	$323,016

Net yield on average interest earning assets	5.1%	5.3%	4.9%	5.2%

(1)                                  Includes loan fees in the third quarter of $1,332,000 in 2004 and $974,000 in 2003 and first nine months of $3,569,000 in 2004 and $2,212,000 in 2003.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Three Month Periods Ended September 30, 2004 over 2003			Increase (Decrease) For the Nine Month Periods Ended September 30, 2004 over 2003
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans(2)	$6,289	$(160)	$6,129	$15,873	$(1,004)	$14,869

Interest-bearing deposits in financial institutions	1	0	1	17	0	17

Federal Funds sold	(142)	120	(22)	(92)	11	(81)

Investment securities	0	2	2	(15)	(4)	(19)

Total Interest Earning Assets	$6,148	$(38)	$6,110	$15,783	$(997)	$14,786

Interest Expense(1)

Savings	$8	$5	$13	$21	$2	$23

Money market	372	221	593	721	345	1,066

Time	183	10	193	730	(18)	712

Subordinated debentures	298	37	335	832	24	856

FHLB advances and other Borrowings	105	3	108	325	(2)	323

Total interest bearing liabilities	$966	$276	$1,242	$2,629	$351	$2,980

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the third quarter of $1,332,000 in 2004 and $974,000 in 2003 and first nine months of $3,569,000 in 2004 and $2,212,000 in 2003.

OTHER OPERATING INCOME

Other operating income increased to $1,333,000 in the third quarter of 2004 from $1,129,000 in the three months ended September 30, 2003.  For the first nine months of 2004 other operating income also increased to $3,885,000 from $3,263,000 for the first nine months of 2003.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $418,000 for the third quarter of 2004 and $1,211,000 for the nine months ended September 30, 2004 in contrast with $347,000 in the third quarter of 2003 and $966,000 in the first nine months of 2003.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $288,000 for the third quarter of 2004 and $833,000 for the nine months ended September 30, 2004 in contrast with $260,000 for the third quarter of 2003 and $717,000 for the nine months ended September 30, 2003.  The Bank’s Trust Department that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $691,000 in the first nine months of 2004 and revenue of $485,000 during the first nine months of 2003.  During the first nine months of 2003 $4,000 in gains and $11,000 in losses on sales of premises and equipment were realized.  No gains or losses were realized on sales of premises and equipment in the first nine months of 2004.  No gains or losses on securities sales were realized in the first nine months of 2004 or 2003.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Commercial loans	$124,156	$113,563
Real estate construction loans	118,772	90,596
Real estate loans	737,816	501,317
Government guaranteed loans	6,924	9,398
Other loans	1,983	2,232

Total loans	989,651	717,106

Less - Allowances for loan losses	10,084	7,660
- Deferred loan fees	5,988	4,120

Net loans	$973,579	$705,326

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $10,084,000 and $7,660,000 (or 1.02% and 1.07% of gross outstanding loans) at September 30, 2004 and December 31, 2003 respectively.  Provisions for loan losses were $1,100,000 and $2,902,000 for the three and nine month period ended September 30, 2004, compared to $1,000,000 and $1,750,000 for the same periods of 2003. For the three and nine months ended September 30, 2004, the Company experienced net loan charge-offs of $0 and $515,000, respectively; by comparison, for the three and nine month periods ended September 30, 2003 the Company experienced net loan charge-offs of $250,000 and $250,000.  The Company had loan recoveries of $113,000 and $0 during the nine months ended September 30, 2004 and 2003.

For the quarter ended September 30, 2004 the Company has identified loans having an aggregate average balance of $76,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans which at September 30, 2004 totaled $15,000 for the loans as a group.

OPERATING EXPENSES

Overall operating expenses increased in the first nine months of 2004 compared to the same period of 2003.  Operating expenses rose to a total of $7,075,000 for the third quarter of 2004 from $5,335,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 operating expenses totaled $21,211,000, an increase from $15,967,000 for the corresponding period in 2003.

Salary and related benefits increased by $996,000, rising from a total of $3,456,000 for the third quarter of 2003 to $4,452,000 for the same period in 2004, and also rose for the nine months ended September 30, 2004 to $13,693,000 from $10,122,000 for the same period in 2003.  The increase principally reflects increases in staffing which took place during 2003 and 2004 in the regional offices and also reflects employee salary adjustments.  Occupancy expense rose to $427,000 for the three months ended September 30, 2004 from $381,000 in the third quarter of 2003, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  Total other operating expenses rose in 2004 compared to the prior year, increasing from $4,774,000 for the first nine months of 2003 to $6,238,000 for the same period of 2004.  The third quarter expenses increased from $1,498,000 in 2003 to $2,196,000 for the same period of 2004.

The combined effects of the above-described factors resulted in income before taxes of $5,452,000 for the three months ended September 30, 2004 compared to $2,220,000 for the third quarter of 2003.  For the nine months ended September 30, 2004 income before taxes is $11,596,000 compared to $5,564,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for taxes increased from $914,000 in 2003 to $2,260,000 in 2004.  For the nine months ended September 30, 2004 the provision was $4,803,000 compared to $2,295,000 in 2003.  This brought net income for the third quarter of 2004 to $3,192,000 compared to $1,306,000 for the same period in 2003.  For the nine months ended September 30, net income in 2004 was $6,793,000, while 2003 net income through September 30 was $3,269,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains adequately liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 7.8% of total deposits at September 30, 2004.  This level represents a slight increase from the 7.6% liquidity level which existed on December 31, 2003.  In addition, at September 30, 2004 some $6.9 million of the Bank’s total loans consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets.  The Bank’s liquidity posture is further enhanced by the availability of substantial borrowing facilities from the Federal Home Loan Bank and correspondent banks.  The ratio of net loans (including government guaranteed loans) to deposits was 102.6% and 106.2% as of September 30, 2004 and December 31, 2003, respectively.

Total shareholders’ equity was $58,400,000 and $35,032,000 as of September 30, 2004 and December 31, 2003, respectively.  The Company completed a private placement during the first quarter of 2004 and issued 583,645 shares of common stock and increased equity by net proceeds of $16,395,000.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	September 30, 2004	December 31, 2003
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.00%	4.00%
Company	7.58%	6.60%
Bank	8.98%	8.80%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	September 30, 2004	December 31, 2003
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	7.97%	6.80%
Bank	9.44%	9.10%

	September 30, 2004	December 31, 2003
Tier I + Tier II Capital to Risk-weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	10.61%	10.30%
Bank	10.49%	10.20%

At September 30, 2004, the Company and the Bank exceeded the minimum risk-based capital ratios and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that it will continue to meet all applicable capital standards.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended September 30, 2004.

BORROWINGS

Convertible Subordinated Debentures

On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bear interest at a rate of 6 percent per annum and are convertible into the Company’s common stock at a conversion price of $27.50 per share. The debentures are senior to the Company’s junior subordinated deferrable debentures but are subordinate to the Company’s other existing and future senior indebtedness.  The debentures are redeemable at the option of the Company, in whole or in part, at 106% of the principal amount (plus accrued interest) between October 30, 2006 and October 29, 2007; and at 100% of the principal amount (plus accrued interest) on or after October 30, 2007.  In addition, the debentures are redeemable at the option of the Company at 100% of the principal amount (plus accrued interest) if, at any time, the average closing price (or, for any day on which there are no trades, the average of the closing bid and ask prices) of the common stock for any 30 consecutive trading days is $38.50 or higher.

Junior Subordinated Deferrable Debentures

During 2001, 2002 and 2004, the Company established Trust I, Trust II and Trust III (the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.  The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $20,619,000 at September 30, 2004 and $12,887,000 at December 31, 2003 (the “Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated statement of financial condition in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2004, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)
			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	430	0	0	0	0	0	0	430
Time deposits with other banks	0	0	0	3,194	30	0	0	3,224
Investment securities	0	0	2,744	0	0	0	0	2,744
Subtotal	430	0	2,744	3,194	30	0	0	6,398

Loans	969,037	284	3,050	73	1,135	0	0	973,579
Total earning assets	969,467	284	5,794	3,267	1,165	0	0	979,977

Cash and due from banks	0	0	0	0	0	0	67,320	67,320
Premises and equipment	0	0	0	0	0	0	2,580	2,580
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	20,630	20,630
Total non-earning assets	0	0	0	0	0	0	90,530	90,530

Total assets	969,467	284	5,794	3,267	1,165	0	90,530	1,070,507

Funds purchased	0	0	0	0	0	0	0	0
Advances from FHLB	0	20,000	0	0	0	0	0	20,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	20,000	0	0	0	0	0	20,000

Savings deposits	35,568	0	0	0	0	0	0	35,568
Money market deposits	412,639	0	0	0	0	0	0	412,639
Time deposits	0	52,910	75,340	8,024	5,761	0	0	142,035
Subordinated Debentures	0	0	20,619	0	0	14,940	0	35,559
Total interest bearing liabilities	448,207	72,910	95,959	8,024	5,761	14,940	0	645,801

Demand deposits	0	0	0	0	0	0	358,816	358,816
Other liabilities	600	0	0	0	0	0	6,890	7,490
Equity capital	0	0	0	0	0	0	58,400	58,400
Total non-interest bearing liabilities and equity capital	600	0	0	0	0	0	424,106	424,706

Total liabilities and equity capital	448,807	72,910	95,959	8,024	5,761	14,940	424,106	1,070,507

GAP	520,660	(72,626)	(90,165)	(4,757)	(4,596)	(14,940)	(333,576)	0

Cumulative GAP	520,660	448,034	357,869	353,112	348,516	333,576	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Agency securities. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 2004 or 2003.  As of September 30, 2004 the Company’s investment portfolio contained unrealized gains of $1,000 and no unrealized losses.  As of September 30, 2003 the Company’s investment portfolio contained no unrealized gains or losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale.”

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

During management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, as described above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholder vote.

ITEM 5.  OTHER INFORMATION

In the third quarter of 2004 the FDIC conducted a Community Reinvestment Act (CRA) examination of the Bank.  This was the Bank’s first CRA examination under the stricter “Large Bank” standards and the Bank received a “Needs to Improve” CRA rating.  Institutions in this group need to improve their overall record of helping to meet the credit needs of their assessment areas, including low- and moderate-income neighborhoods, in a manner consistent with their resources and capabilities.  In response, the Bank’s board of directors has adopted a comprehensive action plan to achieve full compliance with the Community Reinvestment Act as soon as practicable.  The Company does not expect the Bank’s CRA rating to have a material adverse effect on its financial condition or results of operations.

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

(b) Reports on Form 8-K

On July 13, 2004, the Company furnished a press release pursuant to Items 7 and 12 of Form 8-K, announcing financial results for the three months and six months ended June 30, 2004.

Items 2 and 3 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: November 15, 2004	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 15, 2004	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 15, 2004	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act