Form 10-K
period 2004-12-31
FIRST REGIONAL BANCORP
filed 2005-03-31
CIK 356708

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value of Common Stock held by non-affiliates as of June 30, 2004: $63,715,260

        Number of shares of Common Stock outstanding at March 28, 2005: 4,063,745.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2005 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS AND
CROSS REFERENCE SHEET

		Page in 10-K	Incorporated by Reference to:
PART I
Item 1.	Business	3
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
Item 9B.	Other Information	35
PART III
Item 10.	Directors and Executive Officers of the Registrant		2005 Proxy Statement
Item 11.	Executive Compensation		2005 Proxy Statement
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		2005 Proxy Statement
Item 13.	Certain Relationships and Related Transactions		2005 Proxy Statement
Item 14.	Principal Accounting Fees and Services		2005 Proxy Statement
PART IV
Item 15.	Exhibits, Financial Statement Schedules	37
SIGNATURES		38
INDEX TO FINANCIAL STATEMENTS		39
INDEX TO EXHIBITS		69

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

Business of First Regional Bank

        The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has full service Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood and Westlake Village. In addition, the Bank opened its Los Angeles Regional office during the third quarter of 2004. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank's loans are floating rate and have no prepayment penalties. Rising interest rates could lead to increased levels of loan prepayments. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company's overall operation and determined that its business consists of three reportable business segments: (1) core bank operations, (2) the administrative services provided by the Bank's subsidiary, Trust Administrative Services Corp., and (3) Trust Services. For segment reporting financial information see Note 19 of the Consolidated Financial Statements. The Bank formed Trust Administrative Services Corp. during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 21, 2005 the Bank had 187 equivalent full-time employees.

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

        The following summarizes the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies which may have a material effect on the business of the Company and the Bank.

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

The following are the regulatory capital guidelines and the actual capitalization levels for First Regional Bank as of December 31, 2004:

	Actual				Amount to be "Well Capitalized" Under Prompt Corrective Action Provisions
				Minimum Regulatory Ratio for Capital Adequacy Purposes
			Minimum Amount for Capital Adequacy Purposes
						Minimum "Well Capitalized" Ratio
	Amount	Ratio
				(Dollars in thousands)
Total Capital (To Risk-Weighted Assets)	$126,966	10.7%	$94,928	8.0%	$118,660	10.0%
Tier 1 Capital (To Risk-Weighted Assets)	114,666	9.7	47,285	4.0	70,927	6.0
Leverage Ratio (Tier 1 Capital To Average Assets)	114,666	9.7	47,285	4.0	59,106	5.0

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

  USA Patriot Act

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency, in addition to current requirements, laws and requires compliance with various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  •
  standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

  •
  reports by non-financial businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and the filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

        The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Beginning January 2001, the FRB had significantly decreased interest rates. More recently, however, the FRB has gradually increased rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

Product Development Research

        The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. The officers and employees of the Bank are continually engaged in marketing activities including the evaluation and development of new services, to enable the Bank to retain a competitive position in certain service areas.

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the average balances of the Company's assets, liabilities, and shareholders' equity for the past three years:

	For Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Assets
Cash and Due From Banks	$49,424	$36,808	$24,949
Federal Funds Sold	11,276	21,921	30,577
Interest Bearing Deposits in Financial Institutions	3,162	1,442	0
Investment Securities	3,190	4,424	2,745
Net Loans	897,480	510,988	332,530
Other Assets	22,607	15,040	12,847

Total Assets	$987,139	$590,623	$403,648

Liabilities & Shareholders' Equity Deposits:
Demand (non-interest bearing)	$311,986	$206,534	$132,428
Savings	8,541	5,616	5,687
Money Market Accounts	377,547	240,633	169,206
Time	143,178	79,934	58,380

Total Deposits	841,252	532,717	365,701
Other borrowings	54,044	5,613	610
Subordinated Debentures	34,242	15,387	6,973
Other Liabilities	6,326	5,817	4,103

Total Liabilities	935,864	559,534	377,387

Shareholders' Equity	51,275	31,089	26,261

Total Liabilities and
Shareholders' Equity	$987,139	$590,623	$403,648

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$906,784	$55,277	6.1%	$517,266	$31,350	6.1%	$337,721	$21,800	6.5%
Investment Securities	3,190	40	1.3%	4,424	51	1.2%	2,745	56	2.0%
Federal Funds Sold	11,276	146	1.3%	21,921	237	1.1%	30,577	484	1.6%
Interest-bearing Deposits in Financial Institutions	3,162	37	1.2%	1,442	16	1.1%	0	0	0.0%

Total Interest Earning Assets	$924,412	$55,500	6.0%	$545,053	$31,654	5.8%	$371,043	$22,340	6.0%

Interest Bearing Liabilities:
Savings deposits	$8,541	$67	0.8%	$5,616	$38	0.7%	$5,687	$56	1.0%
Money Market Accounts	377,547	3,360	0.9%	240,633	1,560	0.6%	169,206	1,427	0.8%
Time	143,178	2,126	1.5%	79,934	1,089	1.4%	58,380	1,052	1.8%
Other Borrowings	54,044	835	1.5%	5,613	67	1.2%	610	8	1.3%
Subordinated Debentures	34,242	1,813	5.3%	15,387	766	5.0%	6,973	383	5.5%

Total interest bearing liabilities	$617,552	$8,201	1.3%	$347,183	$3,520	1.0%	$240,856	$2,926	1.2%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $9,304,000, $6,278,000 and $5,191,000 in 2004, 2003 and 2002 respectively.

(2)
Includes loan fees of $5,201,000 in 2004 and $3,102,000 in 2003 and $1,932,000 in 2002.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	2004	2003	2002
	(Dollars in Thousands)
Total interest income (1)	$55,500	$31,654	$22,340
Total interest expense	8,201	3,520	2,926

Net interest earnings	$47,299	$28,134	$19,414

Average interest earning assets	$924,412	$545,053	$371,043
Net yield on average interest earning
assets	5.1%	5.2%	5.2%

(1)
Includes loan fees of $5,201,000 in 2004, $3,102,000 in 2003 and $1,932,000 in 2002.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2004 over 2003			Increase (Decrease) 2003 over 2002
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$23,744	$183	$23,927	$10,790	$(1,240)	$9,550
Investment securities	(16)	5	(11)	(17)	12	(5)
Funds sold	(153)	62	(91)	(117)	(130)	(247)
Interest on interest-bearing deposits in financial institutions	20	1	21	16	0	16

Total Interest Earning Assets	$23,595	$251	$23,846	$10,672	$(1,358)	$9,314
Interest Expense(1)
Savings	$22	$7	$29	$(1)	$(17)	$(18)
Money market	1,088	712	1,800	294	(161)	133
Time	931	106	1,037	109	(72)	37
Other borrowings	743	25	768	60	(1)	59
Subordinated securities	995	52	1,047	408	(25)	383

Total interest bearing liabilities	$3,779	$902	$4,681	$870	$(276)	$594

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $5,201,000 in 2004 and $3,102,000 in 2003.

Investment Securities

        The following table shows fair value of the investment securities portfolio at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in Thousands)
U.S. Treasury Securities	$2,444	$3,445
Obligations of U.S. Government Sponsored Enterprise Securities	990	995

Total	$3,434	$4,440

        The maturity schedule and weighted average yields of investment securities at December 31, 2004 is as follows:

	Average Amount	Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$2,444	1.87%
Over one year	0	0.00%

Category total	$2,444	1.87%
U.S. Government Sponsored Enterprise Securities
One year or less	$990	2.47%
Over one year	0	0.00%

Category total	$990	2.47%
Total Investment Portfolio
One year or less	$3,434	2.07%
Over one year	0	0.00%

Total	$3,434	2.07%

Loan Portfolio

        The loan portfolio consisted of the following at December 31:

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial loans	$153,480	$113,563	$80,510	$72,173	$68,927
Real estate construction loans	129,106	90,596	72,088	46,748	53,352
Real estate loans	871,567	501,317	237,477	143,762	78,809
Government guaranteed loans	6,001	9,398	16,260	22,999	35,047
Other loans	2,973	2,232	1,299	1,125	1,011

Total loans	$1,163,127	$717,106	$407,634	$286,807	$237,146
Less—Allowances for loan losses	11,825	7,660	5,500	5,000	4,600
—Deferred loan fees	7,073	4,120	2,281	1,424	989

Net loans	$1,144,229	$705,326	$399,853	$280,383	$231,557

Loan Maturities and Interest Rates

        The following table shows the amounts of total loans outstanding as of December 31, 2004, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

        Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$391,370
Interest rates are fixed or predetermined	3,134
After one year but within five years:
Interest rates are floating or adjustable	455,210
Interest rates are fixed or predetermined	1,534
After five years but within ten years:
Interest rates are floating or adjustable	309,511
Interest rates are fixed or predetermined	0
After ten years or more:
Interest rates are floating or adjustable	2,368
Interest rates are fixed or predetermined	0

Total	$1,163,127

Non-Performing Loans

        The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

        The following table shows the principal amount of non-performing loans:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans
Commercial	$39	$659	$91	$0	$29
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	4	28	0	0	0

Total	$43	$687	$91	$0	$29

Accruing loans past due more than 90 days
Commercial	$0	$135	$0	$88	$1,822
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	2	4	0	0	0

Total	$2	$139	$0	$88	$1,822

        Except as may have been included in the above table, at December 31, 2004, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2004, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

        The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$1,163,127	$717,106	$407,634	$286,807	$237,146

Average amount of loans outstanding before allowance for loan losses	$906,784	$517,266	$337,721	$254,471	$180,262

Balance of allowance for loan losses at beginning of period	$7,660	$5,500	$5,000	$4,600	$2,300
Loans charged off:
Commercial	515	758	0	567	0
Real estate	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loans charged off	515	758	0	567	0
Recoveries of loans previously charged off:
Commercial	113	0	0	9	16
Real estate	0	0	0	0	80
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loan recoveries	113	0	0	9	96

Net loans charged off (recovered)	402	758	0	558	(96)

Less: Allowance for unfunded loan commitments and lines of credit	335	140	0	0	0
Provisions charged to operating expense	4,902	3,058	500	958	2,204

Balance of allowance for loan losses at end of period	$11,825	$7,660	$5,500	$5,000	$4,600

The ratio of net loans charged off to average loans outstanding	0.044%	0.147%	0.000%	0.210%	0.050%

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

        For the purposes of this report, the allowance for loan losses has been allocated to the major categories of loans as set forth in the following table. The allocations are estimates based upon historical loss experience and management judgment. The allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in this allocation is an unallocated portion, and, as previously stated, the total allowance is applicable to the entire portfolio (dollar amounts in the following table are in thousands).

	2004		2003		2002		2001		2000
	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans
Commercial	$1,515	13%	$1,720	16%	$1,475	20%	$1,210	25%	$1,404	29%
Real estate	10,309	86%	5,939	83%	3,817	76%	3,225	67%	2,648	56%
Gov't guarant.	0	1%	0	1%	0	4%	0	8%	0	15%
Other	1	0%	1	0%	3	0%	3	0%	3	0%
Unallocated	0	0%	0	0%	205	0%	562	0%	545	0%

Total	$11,825	100%	$7,660	100%	$5,500	100%	$5,000	100%	$4,600	100%

Deposits

        The average amounts of deposits for the periods indicated are summarized below.

	2004	2003	2002
	(Dollars in Thousands)
Demand deposits	$311,986	$206,534	$132,428
Savings deposits, money market and time certificates of deposit of less than $100,000	462,125	277,530	198,929
Time certificates of deposit of $100,000 or more	67,141	48,653	34,344

Total	$841,252	$532,717	$365,701

        The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2004 is as follows:

December 31, 2004
(Dollars in Thousands)
3 months or less	$49,646
Over 3 through 6 months	18,269
Over 6 through 12 months	4,206
Over 12 months	0

Total	$72,121

Selected Financial Ratios

        The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

	2004	2003	2002
Return on assets	1.1%	0.8%	0.8%
Return on equity	21.6%	14.7%	11.6%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	5.2%	5.3%	6.5%

Available Information

        Our internet site can be found at www.firstregional.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found through our internet site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov.

Item 2. Properties

        The Bank's head office is located on the ground, second and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $53,814 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $8,067 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2004 to include an additional 3,820 square feet of office space on the second floor at a monthly rental of $6,685 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

        The Bank's Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2007. The total monthly rental is $6,045, subject to adjustments every 20 months of 3% and various operating costs.

        The Bank also leases an office to house its Orange County Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2006 at a monthly rental of $14,202 subject to annual adjustments plus a proportionate share of the building's operating costs.

        The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 4,859 square feet are provided under a lease which expires September 30, 2007 at a rental of $13,410 per month, subject to annual adjustments and various operating costs.

        The Bank's South Bay Regional Office is located at 990 West 190th Street, Suites 430 and 440, Torrance, California. The premises consist of approximately 5,397 square feet which are provided under a lease which expires on June 30, 2013. The total monthly rental is $10,362, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp. The premises consisting of approximately 6,074 square feet are provided under a lease which expires March 31, 2009 at a rental of $9,718 per month, subject to annual adjustments and various operating costs.

        The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 5,922 square feet which are provided under a lease which expires in December 2012. The total monthly rental is $13,324, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,930 square feet are provided under a lease which expires June 30, 2005 at a rental of $7,032 per month, subject to annual adjustments and various operating costs.

        The Bank's Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires in February 2008 at a rental of $4,741 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately 2,915 square feet are provided under a lease which expires August 31, 2008 at a rental of $6,558 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 515 South Flower Street, Suite 1200, Los Angeles, California to house the downtown Los Angeles Regional Office. The premises consisting of approximately 6,032 square feet are provided under a lease which expires in June 2014 at a rental of $9,550 per month, subject to annual adjustments and various operating costs.

Item 3. Legal Proceedings

Litigation

        In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2004, no matters were submitted to a vote of the Company's shareholders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Activity

        The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as Bloomberg.com and Yahoo.com. As of March 21, 2005, there were approximately 700 shareholders of the Company's common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock.

	2004		2003
	High	Low	High	Low
1st Quarter	$31.52	$28.75	$17.00	$12.81
2nd Quarter	32.00	29.75	21.38	15.70
3rd Quarter	40.00	29.64	23.28	18.08
4th Quarter	55.50	32.75	29.77	21.00

Dividends

        The Company has not paid any cash dividends and it is the Company's Board of Directors' intention that no cash dividends be declared by the Company during this stage of the Company's development. The Board of Directors intends to retain earnings to increase the Company's capital. Cash dividends will be paid only when it is prudent to do so and when the Company's performance justifies such action.

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

        Prior to the consummation of the 1982 reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $500,000, $1,200,000 and $1,200,000 in 2004, 2003 and 2002, respectively.

Stock Compensation Plan

        For details of the Company's stock compensation plan refer to Note 11 of the Consolidated Financial Statements

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

Item 6. Selected Financial Data

        The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2004	2003	2002	2001	2000
	(Dollars in thousands except per share amounts)
Total assets	$1,306,118	$775,689	$467,254	$347,052	$306,079
Net loans	1,144,229	705,326	399,853	280,383	231,557
Investment securities	3,434	4,440	2,739	2,739	3,084
Funds sold	68,025	0	21,960	25,640	38,740
Total deposits	1,000,052	663,946	422,130	312,580	278,063
Subordinated debentures	41,238	27,887	12,500	0	0
Shareholders' equity	77,446	35,032	27,830	24,955	22,779
Book value per share outstanding	$19.40	$12.29	$10.57	$9.44	$8.52

        The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2004	2003	2002	2001	2000
	(Dollars in Thousands except for per share)
Interest income	$55,500	$31,654	$22,340	$22,278	$22,421
Interest expense	8,201	3,520	2,926	5,160	5,030

Net interest income	47,299	28,134	19,414	17,118	17,391
Provision for loan losses	4,902	3,058	500	958	2,204

Net interest income after provision for loan losses	42,397	25,076	18,914	16,160	15,187
Other income	5,289	4,696	3,544	2,837	1,896
Other expense	28,710	21,907	17,636	14,858	12,998

Income before taxes	18,976	7,865	4,822	4,139	4,095
Provision for income taxes	7,892	3,250	1,785	1,713	1,689

Net income	$11,084	$4,615	$3,037	$2,426	$2,406
Basic earnings per common share outstanding	$3.31	$1.65	$1.15	$0.92	$0.89
Diluted earnings per common share outstanding	$2.84	$1.59	$1.14	$0.91	$0.89
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

        The number of shares outstanding (net of unearned ESOP shares) was 3,992,000 in 2004, 2,852,000 in 2003, 2,634,000 in 2002, 2,643,000 in 2001, and 2,672,000 in 2000.

        The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Net income for 2004 reached a new high, marking the company's fifth consecutive year of record earnings. Net income for the year ended December 31, 2004 totaled $11.1 million, up sharply from the $4.6 million earned in 2003. On a per share basis, the 2004 results equate to $2.84 per diluted share, versus $1.59 per diluted share in the prior year. At December 31, 2004, total assets were $1.3 billion, compared with $776 million at the close of 2003. Total deposits amounted to $1.0 billion, up from $664 million twelve months earlier, and net loans exceeded $1.1 billion, compared with $705 million last year.

        2004 was the most successful year in our 25-year history, and we are very pleased by First Regional's strong and consistent performance. All of First Regional's regional offices and business units contributed to these record results, and the Company continues to expand its client relationships on a sound basis. First Regional's conservative strategy of maintaining strong asset quality and capitalizing on its strengths remains fundamental to the Company's progress.

        The Bank's total assets have grown by over 450% over the past five years. Over this period, First Regional has built a larger, stronger, and more diversified company. First Regional's ultimate objective has been to increase value for its shareholders, while increasing its profits on a sustained basis.

        In 2004, First Regional further demonstrated its ability to finance its growth on a sound basis. In addition to the retention of earnings, First Regional added capital through the sale of $17.5 million in equity and $7.5 million of trust preferred securities in March 2004, and completing a second offering of $20.0 million in trust preferred securities in December 2004. In another important financial highlight, First Regional achieved the conversion of $15.0 million in subordinated debentures into common stock during December 2004, thus expanding the Company's equity base and saving approximately $900,000 in interest expense per annum.

        First Regional believes that it is well positioned for the future. The Company will continue making every effort to implement its conservative growth strategies, maintain high asset quality, and increase profitability as it sustains and enhances shareholder value on a long-term basis. Nevertheless, First Regional's optimism must be tempered by the risks and uncertainties present in First Regional's business, industry, and the economic environment. However, First Regional believes that it has never been stronger, and First Regional's management team is well prepared to adjust First Regional's operations as changing business conditions warrant.

Summary

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional Bancorp has four other subsidiaries, First Regional Statutory Trust I, First Regional Statutory Trust II, First Regional Statutory Trust III and First Regional Statutory Trust IV, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services provided by the Bank's subsidiary, Trust Administration Services Corp. (TASC), formed during 1999, and the Bank's Trust Services Division, formed during 2001. For segment reporting financial information see Note 19 of the Consolidated Financial Statements.

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

        The Company achieved continued profitability in 2004, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2002, 2003 and 2004. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

        Average assets in 2004 were $987,139,000 compared to $590,623,000 in 2003 and $403,648,000 in 2002. As was the case in 2003 and 2002, the Company's asset growth in 2004 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $11,084,000 in 2004 compared to a profit of $4,615,000 in 2003 and a profit of $3,037,000 in 2002.

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

Net Interest Income

        Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2003, in 2004 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased significantly during 2004. The 2004 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2003 and 2004. While the deposit growth was centered in noninterest bearing deposits, time deposits and money market deposits, there was also growth in savings deposits. Average money market and time deposits increased in 2004 as compared to the prior year. Deposit levels increased and interest rates increased in 2004 from the 2003, and the combination led to an increase in interest expense in 2004.

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2004			2003
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$906,784	$55,277	6.1%	$517,266	$31,350	6.1%
Investment Securities	3,190	40	1.3%	4,424	51	1.2%
Federal Funds Sold	11,276	146	1.3%	21,921	237	1.1%
Time Deposits With Other Financial Institutions	3,162	37	1.2%	1,442	16	1.1%

Total Interest Earning Assets	$924,412	$55,500	6.0%	$545,053	$31,654	5.8%

	For Year Ended December 31,
	2004			2003
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$8,541	$67	0.8%	$5,616	$38	0.7%
Money Market Accounts	377,547	3,360	0.9%	240,633	1,560	0.6%
Time deposits	143,178	2,126	1.5%	79,934	1,089	1.4%
Other borrowings	54,044	835	1.5%	5,613	67	1.2%
Subordinated debentures	$34,242	$1,813	5.3%	$15,387	$766	5.0%

Total interest bearing liabilities	$617,552	$8,201	1.3%	$347,183	$3,520	1.0%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $9,304,000 in 2004 and $6,278,000 in 2003.

(2)
Includes loan fees of $5,201,000 in 2004 and $3,102,000 in 2003.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Total interest income(1)	$55,500	$31,654
Total interest expense	8,201	3,520

Net interest earnings	$47,299	$28,134

Average interest earning assets	$924,412	$545,053
Average interest bearing liabilities	$617,552	$347,183
Net yield on average interest earning assets	5.1%	5.2%

(1)
Includes loan fees of $5,201,000 in 2004 and $3,102,000 in 2003.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2004 over 2003
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$23,744	$183	$23,927
Investment securities	(16)	5	(11)
Funds sold	(153)	62	(91)
Interest on time deposits with other financial institutions	20	1	21

Total Interest Earning Assets	$23,595	$251	$23,846

Interest Expense(1)
Savings	$22	$7	$29
Money market	1,088	712	1,800
Time	931	106	1,037
Other borrowings	743	25	768
Subordinated debentures	995	52	1,047

Total interest bearing liabilities	$3,779	$902	$4,681

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $5,201,000 in 2004.

        Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match repricing characteristics of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2004, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Other Operating Income

        Other operating income increased for 2004 to $5,289,000, versus $4,696,000 in 2003 and $3,544,000 for the year 2002. Trust Administration Services Corp. (TASC), the Banks's wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $1,702,000 during 2004 and $1,520,000 during 2003 and $938,000 during 2002. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,041,000 in 2004, $1,055,000 in 2003 and $927,000 in 2002. The Bank's trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $936,000 in 2004, $682,000 in 2003 and $447,000 in 2002.

Loan Portfolio and Provision for Loan Losses

        The loan portfolio consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in Thousands)
Commercial loans	$153,480	113,563
Real estate construction loans	129,106	90,596
Real estate loans	871,567	501,317
Government Guaranteed Loans	6,001	9,398
Other loans	2,973	2,232

Total loans	1,163,127	717,106
Less—Allowances for loan losses	11,825	7,660
—Deferred loan fees	7,073	4,120

Net loans	$1,144,229	$705,326

        The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company's emphasis on maintaining high asset quality continued in 2004, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $63,000 (less than 1% of total loans) at the end of 2004, $826,000 on December 31, 2003 and $91,000 on December 31, 2002. Management believes the allowance for loan losses as of December 31, 2004 is adequate in relation to both existing and potential risks in the loan portfolio.

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

        The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2004 provisions of $4,902,000 were made to the reserve for loan losses, a significant increase from the prior year due to the substantial increase (62%) in the loan portfolio, $515,000 in loans were charged off, and $113,000 in loans previously charged off were recovered. In 2003 provisions of $3,058,000 were made to the reserve for loan losses, $758,000 in loans were charged off, and no loans previously charged off were recovered. By way of comparison, in 2002 provisions of $500,000 were made to the reserve for loan losses, no loans were charged off, and no loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2004 to $11,825,000 (or 1.0% of total loans), compared to the 2003 balance of $7,660,000 (or 1.1% of total loans), and compared to $5,500,000 (or 1.3% of total loans) at December 31, 2002.

        In 2004, the Company identified loans having an aggregate average balance of $805,000 which it concluded were impaired under SFAS No. 114. In 2003, the Company identified loans having an aggregate average balance of $3,042,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2002, the Company identified loans having an aggregate average balance of $153,000 which it concluded were impaired under SFAS No. 114. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a specific loss reserve for each of the loans which at December 31, 2004 totaled $13,000 for the loans as a group.

Operating Expenses

        Total operating expenses rose in 2004, to $28,710,000 from $21,907,000 in 2003 and $17,636,000 in 2002. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

        Salaries and related benefits expense increased again in 2004, rising to $18,438,000 from a 2003 total of $13,781,000 and from $10,831,000 in 2002. The increase in this expense category principally reflects the increases in staffing which took place due to the increased staffing in the main office and the new regional offices as part of the Company's growth initiative. Occupancy expense rose in 2004, to $1,766,000 from $1,490,000 in 2003 and a 2002 total of $1,318,000; the increases reflect the rent paid on the various facilities which house the Bank's expansion of regional offices. Other expenses rose again in 2004 as they did in 2003 and 2002. Other expenses totaled $8,506,000 in 2004 compared to $6,636,000 in 2003, which was increased from $5,487,000 in 2002. Other expenses in 2004 include professional services of $1,169,000, an increase from the prior years when professional services were $719,000 for 2003 and $551,000 in 2002; the increases primarily relate to increased audit and accounting fees required by increased corporate regulations. Data processing fees increased in 2004 to $933,000 compared to $835,000 in 2003 and $767,000 in 2002. Equipment expense increased to $857,000 during 2004 from $712,000 during 2003 and $594,000 for 2002. Customer courier service expense increased to $587,000 during 2004 from $359,000 during 2003 and $224,000 for 2002. The increases in data processing fees, equipment expense and customer courier service expense relate primarily to the growth of the bank. Directors fees increased due to increased corporate regulations and were $162,000 in 2004, $147,000 in 2003, and $98,000 in 2002. Most of the remaining categories of other expense generally remained stable, which rose to $3,773,000 in 2004 from $2,969,000 in 2003 and $2,427,000 in 2002 principally due to higher costs of services provided to customers.

Taxes

        The combined effects of the activity described above resulted in Income Before Taxes of $18,976,000 in 2004, up from $7,865,000 in 2003, and $4,822,000 in 2002. In 2004, the Company recorded tax provisions of $7,892,000. The Company recorded tax provisions of $3,250,000 and $1,785,000 during 2003 and 2002, respectively. As a result, the Company generated Net Income of $11,084,000 in 2004, compared to $4,615,000 in 2003, and versus Net Income of $3,037,000 in 2002.

Contractual Obligations

        The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 6, 7, 8, 12 and 14 of the Notes to Consolidated Financial Statements.

        The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$838,548	$0	$0	$0	$838,548
Certificates of Deposits(2)	$157,242	$5,514	$0	$0	$162,756
Federal Home Loan Bank advances(3)	$176,981	$0	$0	$0	$176,981
Subordinated debentures(4)	$2,062	$4,124	$4,124	$92,786	$103,095
Note Payable(4)	$172	$323	$115	$0	$610
Operating leases	$1,892	$3,624	$3,025	$4,961	$13,502

(1)
Excludes interest.

(2)
Includes interest at the weighted average interest rate to be paid over the life of the certificates.

(3)
Includes interest at the weighted average interest rate of the borrowings.

(4)
Includes interest at the weighted average interest rate to be paid over the remaining term of the debt.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table shows the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion on these commitments is included in Note 7 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$269,517	$0	$0	$0	$269,517
Standby letters of credit	$3,992	$0	$0	$0	$3,992

        Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company's historical experience.

Liquidity, Sources of Funds, and Capital Resources

        The Bank continues to enjoy a liquid financial position. Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $122,939,000 and $47,446,000 (or 12.3% and 7.1% of total deposits) at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004, some $6 million of the Bank's total loans consisted of government guaranteed loans which represent a source of liquidity due to the active secondary markets which exist for these assets. The Company sold loan participation interests totaling approximately $42,000,000 during 2004. Participations of loans originated by the Bank represent an additional source of liquidity for the bank. The ratio of net loans (including government guaranteed loans) to deposits was 114.4% and 106.2% at the end of 2004 and 2003, respectively.

        The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $176,687,000 at the end of 2004 and were secured by loans available as collateral at the FHLB.

        The Bank has available lines of credit totaling $14,000,000 from certain financial institutions.

        In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. Deposits held for TASC clients by the Bank represent approximately 11% and 12% of the Bank's total deposits as of December 31, 2004 and 2003.

        The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $77,446,000 and $35,032,000 as of December 31, 2004 and 2003, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-04	12-31-03
Leverage Ratio (Tier I Capital to Average Assets):
First Regional Bancorp	8.71%	6.63%
Regulatory requirement	4.00%	4.00%

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

        In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-04	12-31-03
Tier I Capital to Risk-Weighted Assets:
First Regional Bancorp	8.72%	6.80%
Regulatory requirement	4.00%	4.00%
Total Capital to Risk-Weighted Assets:
First Regional Bancorp	10.96%	10.25%
Regulatory requirement	8.00%	8.00%

        The Company meets all applicable capital standards at December 31, 2004 and believes that it will continue to meet all applicable capital standards.

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

        During 2002, the Company repurchased 25,000 shares of its outstanding common stock at a total cost of $310,000. During 2003, the Company repurchased 36,000 shares of its outstanding common stock at a total cost of $559,000. During 2004, the Company repurchased 10,000 shares of its outstanding common stock at a total cost of $280,000.

        In 2001, 2002 and 2004 the Company issued $5,155,000, $7,500,000 and $28,351,000, respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. The Company then invested most of the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank's future growth.

        The Company completed a private placement during the first quarter of 2003 and issued 237,000 shares of common stock and thereby increased equity by $2,831,000. The Company completed a private placement during the first quarter of 2004 and issued 583,000 shares of common stock and thereby increased equity by $16,395,000.

        On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bore interest at a rate of 6 percent per annum and were convertible at any time at the option of the holders of the securities. The debentures were callable at par prior to 2007 only if the average closing price of the Company's common stock equaled or exceeded $38.50 for 30 consecutive trading days, which occurred during November 2004.

        During November 2004, the Company notified the holder's of the convertible subordinated debentures of First Regional's exercise of its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount plus accrued interest. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $27.50 per share. During December 2004, First Regional Bancorp announced that 100% of its convertible subordinated debentures due 2023 had been converted into shares of First Regional common stock. Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was made. The conversion shares were issued at a conversion price of $27.50, resulting in the issuance of 545,450 new First Regional Bancorp common shares. Cash was paid in lieu of the issuance of any fractional common shares.

        The Company contributed the majority of the net proceeds of the above described capital transactions to First Regional Bank to support its continued growth. The remaining proceeds were and will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.

Recent Accounting Pronouncements

        SFAS No. 123R—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005.

        The Company will adopt this standard effective July 1, 2005, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company's results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        Since customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2004, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
	(In Thousands)
Fed funds sold	68,025	0	0	0	0	0	0	68,025
Interest-bearing deposits in financial institutions	0	0	190	3,016	30	0	0	3,236
Investment securities	0	0	3,434	0	0	0	0	3,434

Subtotal	68,025	0	3,624	3,016	30	0	0	74,695
Loans	1,139,561	2,560	40	534	1,534	0	0	1,144,229

Total earning assets	1,207,586	2,560	3,664	3,550	1,564	0	0	1,218,924
Cash and due from banks	0	0	0	0	0	0	51,480	51,480
Premises and equipment	0	0	0	0	0	0	3,091	3,091
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	32,623	32,623

Total non-earning assets	0	0	0	0	0	0	87,194	87,194

Total assets	1,207,586	2,560	3,664	3,550	1,564	0	87,194	1,306,118
Funds purchased	0	0	0	0	0	0	0	0
Advances from FHLB	0	176,687	0	0	0	0	0	176,687
Repurchase agreements	0	0	0	0	0	0	0	0

Subtotal	0	176,687	0	0	0	0	0	176,687
Savings deposits	38,914	0	0	0	0	0	0	38,914
Money market deposits	437,761	0	0	0	0	0	0	437,761
Time deposits	0	52,285	94,377	9,392	5,450	0	0	161,504
Subordinated Debentures	0	0	41,238	0	0	0	0	41,238

Total interest bearing liabilities	476,675	228,972	135,615	9,392	5,450	0	0	856,104
Demand deposits	0	0	0	0	0	0	361,873	361,873
Other liabilities	562	0	0	0	0	0	10,133	10,695
Equity capital	0	0	0	0	0	0	77,446	77,446

Total non-interest bearing liabilities and equity capital	562	0	0	0	0	0	449,452	450,014

Total liabilities and equity capital	477,237	228,972	135,615	9,392	5,450	0	449,452	1,306,118
GAP	730,349	(226,412)	(131,951)	(5,842)	(3,886)	0	(362,258)	0
Cumulative GAP	730,349	503,937	371,986	366,144	362,258	362,258	0	0

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

        The Bank's investment portfolio continues to be composed of high quality, low risk securities, principally U.S. Treasury and Government Sponsored Enterprise securities. No gains or losses were recorded on security sales during 2004, 2003 or 2002. As of both December 31, 2004 and December 31, 2003 the Bank's investment portfolio contained no gross unrealized losses or gains. As of December 31, 2002 the Bank's investment portfolio contained no gross unrealized losses and gross unrealized gains of $1,000, for net unrealized gains of $1,000. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus unrealized gains and losses have no effect on the Company's income statement.

Item 8. Financial Statements and Supplementary Data

        See "Item 15. Exhibits, Financial Statement Schedules below for financial statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has not had any change in accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

        Not Applicable

PART III

        The information required by this part (Items 10, 11, 12, 13 and 14) will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G(3) of the General Instructions to the Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

FIRST REGIONAL BANCORP
Date: March 31, 2005	By:	/s/ JACK A. SWEENEY Jack A. Sweeney, Chairman of the Board and Chief Executive Officer
Date: March 31, 2005	By:	/s/ THOMAS MCCULLOUGH Thomas McCullough, Corporate Secretary
Date: March 31, 2005	By:	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK A. SWEENEY Jack A. Sweeney	Director, Chairman of the Board and Chief Executive Officer	March 31, 2005
/s/ LAWRENCE J. SHERMAN Lawrence J. Sherman	Director, Vice Chairman of the Board	March 31, 2005
/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore	Director and President	March 31, 2005
/s/ THOMAS MCCULLOUGH Thomas McCullough	Director, Corporate Secretary	March 31, 2005
/s/ GARY HORGAN Gary Horgan	Director	March 31, 2005
/s/ FRED M. EDWARDS Fred M. Edwards	Director	March 31, 2005
/s/ RICHARD E. SCHREIBER Richard E. Schreiber	Director	March 31, 2005

        All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Regional Bancorp
Century City, California

        We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 2005

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash and due from banks	$51,480,000	$43,006,000
Federal funds sold	68,025,000

Cash and cash equivalents	119,505,000	43,006,000
Interest-bearing deposits in financial institutions	3,236,000	3,016,000
Investment securities available for sale, amortized cost of $3,434,000 in 2004 and $4,440,000 in 2003	3,434,000	4,440,000
Federal Home Loan Bank Stock—at cost	8,304,000	2,100,000
Loans—net of allowance for loan losses of $11,825,000 in 2004 and $7,660,000 in 2003	1,144,229,000	705,326,000
Premises and equipment—net	3,091,000	1,866,000
Accrued interest receivable and other assets	17,279,000	11,484,000
Deferred income tax assets	7,040,000	4,451,000

TOTAL	$1,306,118,000	$775,689,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$361,873,000	$251,976,000
Interest bearing:
Time deposits	161,504,000	127,518,000
Money market deposits	437,761,000	251,380,000
Other	38,914,000	33,072,000

Total deposits	1,000,052,000	663,946,000
Federal Home Loan Bank advances	176,687,000	42,000,000
Note payable	562,000	712,000
Accrued interest payable and other liabilities	10,133,000	6,112,000
Subordinated debentures	41,238,000	27,887,000

Total liabilities	1,228,672,000	740,657,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
SHAREHOLDERS' EQUITY:
Common stock—no par value; authorized, 50,000,000 shares; outstanding, 4,051,000 (2004) and 2,927,000 (2003) shares	47,970,000	16,552,000
Unearned ESOP shares; 59,000 (2004) and 75,000 (2003)	(533,000)	(675,000)

Total common stock—no par value; outstanding, 3,992,000 (2004) and 2,852,000 (2003) shares	47,437,000	15,877,000
Retained earnings	30,009,000	19,155,000

Total shareholders' equity	77,446,000	35,032,000

TOTAL	$1,306,118,000	$775,689,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INTEREST INCOME:
Interest on loans	$55,277,000	$31,350,000	$21,800,000
Interest on deposits in financial institutions	37,000	16,000
Interest on federal funds sold	146,000	237,000	484,000
Interest on investment securities	40,000	51,000	56,000

Total interest income	55,500,000	31,654,000	22,340,000

INTEREST EXPENSE:
Interest on deposits	5,553,000	2,687,000	2,535,000
Interest on subordinated debentures	1,813,000	766,000	383,000
Interest on other borrowings	835,000	67,000	8,000

Total interest expense	8,201,000	3,520,000	2,926,000

NET INTEREST INCOME	47,299,000	28,134,000	19,414,000
PROVISION FOR LOAN LOSSES	4,902,000	3,058,000	500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,397,000	25,076,000	18,914,000

OTHER OPERATING INCOME:
Customer service fees	4,567,000	4,068,000	2,988,000
Other—net	722,000	628,000	556,000

Total other operating income	5,289,000	4,696,000	3,544,000

OTHER OPERATING EXPENSES:
Salaries and related benefits	18,438,000	13,781,000	10,831,000
Occupancy expenses	1,766,000	1,490,000	1,318,000
Other expenses	8,506,000	6,636,000	5,487,000

Total other operating expenses	28,710,000	21,907,000	17,636,000

INCOME BEFORE PROVISION FOR INCOME TAXES	$18,976,000	$7,865,000	$4,822,000
PROVISION FOR INCOME TAXES	7,892,000	3,250,000	1,785,000

NET INCOME	$11,084,000	$4,615,000	$3,037,000

BASIC EARNINGS PER COMMON SHARE	$3.31	$1.65	$1.15

DILUTED EARNINGS PER COMMON SHARE	$2.84	$1.59	$1.14

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings		Comprehensive Income
BALANCE—January 1, 2002	2,643,000	$12,892,000	$12,068,000	$(5,000)
Common stock repurchased and retired	(25,000)	(126,000)	(184,000)
Earned ESOP shares	16,000	142,000
Comprehensive income:
Net income			3,037,000		$3,037,000
Other comprehensive income—net change in unrealized gain on securities available for sale, net of tax				6,000	6,000

Comprehensive income					$3,043,000

BALANCE—December 31, 2002	2,634,000	12,908,000	14,921,000	1,000
Common stock repurchased and retired	(36,000)	(178,000)	(381,000)
Earned ESOP shares	16,000	310,000
Common stock issued in private placement	237,000	2,831,000
Options exercised—including tax benefit	1,000	6,000
Comprehensive income:
Net income			4,615,000		$4,615,000
Other comprehensive income—net change in unrealized loss on securities available for sale, net of tax				(1,000)	(1,000)

Comprehensive income					$4,614,000

BALANCE—December 31, 2003	2,852,000	15,877,000	19,155,000
Common stock repurchased and retired	(10,000)	(50,000)	(230,000)
Earned ESOP shares	16,000	544,000
Common stock issued in private placement	583,000	16,395,000
Conversion of debentures—net	545,000	14,549,000
Options exercised—including tax benefit	6,000	122,000
Comprehensive income:
Net income			11,084,000		$11,084,000

BALANCE—December 31, 2004	3,992,000	$47,437,000	$30,009,000	$—

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$11,084,000	$4,615,000	$3,037,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	4,902,000	3,058,000	500,000
Depreciation and amortization	722,000	878,000	361,000
Amortization of investment securities premiums and discounts—net	(40,000)	(51,000)	(47,000)
Federal Home Loan Bank stock dividends	(133,000)	(50,000)
Net loss on sale/disposal of premises and equipment	37,000	8,000	9,000
Amortization of loan premiums and discounts—net			32,000
Increase in accrued interest receivable and other assets	(5,795,000)	(1,342,000)	(1,797,000)
Increase in accrued interest payable and other liabilities	2,936,000	2,515,000	904,000
Tax benefit from stock options exercised	76,000
Deferred income tax benefit	(2,589,000)	(1,535,000)	(545,000)
Deferred compensation expense	634,000	506,000	142,000

Net cash provided by operating activities	11,834,000	8,602,000	2,596,000

INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in financial institutions	(220,000)	(3,016,000)
Net increase in loans	(443,805,000)	(308,531,000)	(120,002,000)
Purchases of investment securities	(12,454,000)	(12,151,000)	(6,447,000)
Proceeds from maturities of investment securities	13,500,000	10,500,000	6,500,000
Purchase of Federal Home Loan Bank stock	(6,071,000)	(2,050,000)
Purchases of premises and equipment	(1,984,000)	(746,000)	(412,000)
Proceeds from sale of premises and equipment		12,000	11,000

Net cash used in investing activities	(451,034,000)	(315,982,000)	(120,350,000)

FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	$33,986,000	$81,350,000	$(1,727,000)
Net increase in noninterest-bearing deposits and other interest-bearing deposits	302,120,000	160,466,000	111,277,000
Decrease in federal funds purchased		(161,000)	(476,000)
Increase in Federal Home Loan Bank advances	134,687,000	42,000,000
Issuance costs of subordinated debentures		(681,000)
Issuance of subordinated debt	28,351,000	15,000,000	7,500,000
Decrease in note payable	(150,000)	(150,000)	(151,000)
Stock options exercised	46,000	6,000
Common stock issued	16,939,000	3,141,000
Common stock repurchased and retired	(280,000)	(559,000)	(310,000)

Net cash provided by financing activities	515,699,000	300,412,000	116,113,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,499,000	(6,968,000)	(1,641,000)
CASH AND CASH EQUIVALENTS—Beginning of year	43,006,000	49,974,000	51,615,000

CASH AND CASH EQUIVALENTS—End of year	$119,505,000	$43,006,000	$49,974,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,964,000	$3,356,000	$3,053,000

Income taxes	$9,025,000	$4,600,000	$2,391,000

Noncash financing activities:
Decrease in subordinated debentures due to conversion	$(15,000,000)
Issuance of common stock upon conversion of subordinated debentures—net	14,549,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through their branches. The Company's primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. The Company has three operating segments as discussed in Note 19. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following are descriptions of the more significant of these policies.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

        The Company also has four wholly-owned subsidiaries that are statutory business trusts. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities, these trusts are not consolidated into the accounts of First Regional Bancorp.

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

        Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon the Bank's outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as other income.

        Loans—Loans are carried at face amount less payments collected, deferred fees and allowances for loan losses. Interest on loans is accrued daily on a simple-interest basis. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment. Premiums on purchases of loans are amortized on a level-yield method over the estimated lives of the loans, considering estimated prepayments.

        The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred losses that are inherent in the loan portfolio. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management's periodic estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events. Such estimates are based on previous loan loss experience; current economic conditions; volume, growth and composition of the loan portfolio; the value of collateral; and other relevant factors.

        Loans are considered to be impaired when it is not probable that they will be collected in accordance with their original terms. Impaired loans are carried at the lower of their contractual balances or estimated fair values. Specific reserves necessary to reduce their carrying amounts to fair value are included in the allowance for loan losses.

        All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include a below-market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

        Nonaccrual loans are those for which interest income is no longer recognized. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income, and the full amount of all payments received, whether principal or interest, is applied to the principal balance of the loan. Loans are typically placed on nonaccrual status when they become past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

        Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2004 and 2003.

        Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Amortization is computed using the straight-line method over the estimated useful lives of the leasehold improvements or the term of the lease, whichever is shorter. The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

        Intangible Assets—From time to time, the Company purchases customer relationships. The gross carrying amount of such intangible assets totaled $680,000 at December 31, 2004 and 2003, and the related accumulated amortization totaled $144,000 and $62,000 at December 31, 2004 and 2003, respectively. Certain lists are amortizable and the Company amortizes the amounts paid using the straight-line method over the projected useful life of the lists, which is estimated to be four years. The total amortization expense on purchased customer lists was $82,000, $62,000 and $0 during the years ended December 31, 2004, 2003 and 2002, respectively. Amortization is expected to be $83,000, $83,000 and $21,000 for 2005, 2006 and 2007, respectively.

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

        Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction. There were no outstanding federal funds purchased at December 31, 2004 and 2003.

        Federal Home Loan Bank Advances—FHLB advances generally mature within 30 days from the transaction date and are reflected at the amount of cash received in connection with the transaction. These advances are secured by loans available as collateral at the FHLB.

        Earnings per Common Share—Basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the anti-dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options and convertible subordinated debentures. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 10.

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

        Stock Compensation Plans—The Company has a non-qualified employee stock option plan that is more fully described in Note 11 of the notes to consolidated financial statements. The Company's policy is to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment of FASB Statement No. 123:

	2004	2003	2002
Net income to common shareholders:
As reported	$11,084,000	$4,615,000	$3,037,000
Pro forma	10,833,000	4,443,000	2,312,000
Basic earnings per share:
As reported	$3.31	$1.65	$1.15
Pro forma	3.24	1.59	0.88
Diluted earnings per share:
As reported	2.84	1.59	1.14
Pro forma	2.78	1.53	0.87

        The estimated fair value of options granted during 2003 and 2002 was $12.53 and $7.04, respectively. The fair values of options granted under the Company's stock option plan during 2003 and 2002, respectively, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent and 43 percent, risk-free interest rate of 4.5 percent and 4.5 percent and expected lives of 10 years. There were no options granted during 2004.

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

        Reclassifications—Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

        Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005.

        The Company will adopt this statement effective July 1, 2005, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company's consolidated financial position, results of operations, or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

2.    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities available for sale were as follows as of December 31:

2004	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$2,444,000	$—	$2,444,000
U.S. government sponsored enterprise securities	990,000		990,000

	$3,434,000	$—	$3,434,000

2003	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
U.S. Treasury securities	$3,445,000	$—	$3,445,000
U.S. government sponsored enterprise securities	995,000		995,000

	$4,440,000	$—	$4,440,000

        All securities held at December 31, 2004 are scheduled to mature in 2005.

        Securities carried at $3,434,000 and $4,440,000 were pledged as of December 31, 2004 and 2003, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.    LOANS

        The loan portfolio consisted of the following at December 31:

	2004	2003
Real estate loans	$871,567,000	$501,317,000
Commercial loans	153,480,000	113,563,000
Real estate construction loans	129,106,000	90,596,000
Government guaranteed loans	6,001,000	9,398,000
Other loans	2,973,000	2,232,000

	1,163,127,000	717,106,000
Allowance for loan losses	(11,825,000)	(7,660,000)
Deferred loan fees—net	(7,073,000)	(4,120,000)

Loans—net	$1,144,229,000	$705,326,000

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

        An analysis of the activity in the allowance for loan losses is as follows for the years ended December 31:

	2004	2003	2002
Balance—beginning of year	$7,660,000	$5,500,000	$5,000,000
Provision for loan losses	4,902,000	3,058,000	500,000
Loans charged off	(515,000)	(758,000)
Allowance for unfunded loan commitments and lines of credit	(335,000)	(140,000)
Recoveries on loans previously charged off	113,000

Balance—end of year	$11,825,000	$7,660,000	$5,500,000

        Management believes the allowance for loan losses as of December 31, 2004 is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions upon examination of the Bank by such authorities.

        At December 31, 2004 and 2003, the recorded investment in loans for which impairment had been recognized was $63,000 and $2,822,000, with specific reserves of $13,000 and $753,000, respectively. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $805,000, $3,042,000 and $153,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2004, 2003 or 2002.

        Nonaccrual loans totaled $43,000 and $687,000 at December 31, 2004 and 2003, respectively. Loans which were past due by 90 days or more but not on nonaccrual were $2,000 and $139,000 at December 31, 2004 and 2003, respectively. There were no restructured loans as of December 31, 2004 and 2003.

        Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and lines of credit is included in other liabilities on the accompanying consolidated balance sheets. Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses.

        In the ordinary course of business, the Bank may grant loans to its directors and executive officers. Following is a summary of such loans for the years ended December 31:

	2004	2003
Balance—beginning of year	$—	$203,000
Loans granted or renewed	133,000	405,000
Repayments	(125,000)	(608,000)

Balance—end of year	$8,000	$—

4.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following as of December 31:

	2004	2003
Furniture, fixtures and equipment	$4,256,000	$3,904,000
Leasehold improvements	2,032,000	873,000

	6,288,000	4,777,000
Accumulated depreciation and amortization	(3,197,000)	(2,911,000)

Premises and equipment—net	$3,091,000	$1,866,000

        Rental expense for premises included in occupancy expenses for 2004, 2003 and 2002 was approximately $1,628,000, $1,395,000 and $1,233,000, respectively.

        The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2004, net of sublease income:

Year Ending December 31	Minimum Rental Commitments
2005	$1,892,000
2006	1,845,000
2007	1,779,000
2008	1,568,000
2009	1,457,000
2010 and thereafter	4,961,000

Total	$13,502,000

5.    INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
Current provision:
Federal	$7,839,000	$3,505,000	$1,657,000
State	2,642,000	1,280,000	673,000

	10,481,000	4,785,000	2,330,000
Deferred (benefit) provision:
Federal	(2,051,000)	(1,122,000)	(402,000)
State	(538,000)	(413,000)	(143,000)

	(2,589,000)	(1,535,000)	(545,000)

Total	$7,892,000	$3,250,000	$1,785,000

        Income tax (liabilities) assets consisted of the following at December 31:

	2004	2003
Income taxes currently payable:
Federal	$(1,437,000)	$(255,000)
State	(396,000)	(51,000)

	(1,833,000)	(306,000)

Deferred income tax assets:
Federal	5,316,000	3,265,000
State	1,724,000	1,186,000

	7,040,000	4,451,000

Net	$5,207,000	$4,145,000

        The components of the net deferred income tax assets are summarized as follows at December 31:

Federal	2004	2003
Deferred tax liabilities:
Prepaid expenses	$(193,000)	$(158,000)
State taxes	(586,000)	(403,000)
Depreciation	(355,000)	(312,000)

Gross liabilities	(1,134,000)	(873,000)

Deferred tax assets:
Loan and real estate loss allowances	3,919,000	2,313,000
Deferred compensation	1,223,000	1,008,000
State franchise tax	892,000	417,000
Intangible assets	182,000	203,000
Accrued expenses	122,000	147,000
Other	112,000	50,000

Gross assets	6,450,000	4,138,000

Net deferred tax assets—federal	$5,316,000	$3,265,000

State	2004	2003
Deferred tax liabilities:
Prepaid expenses	$(61,000)	$(50,000)
Depreciation	(71,000)	(59,000)

Gross liabilities	(132,000)	(109,000)

Deferred tax assets:
Loan and real estate loss allowances	1,333,000	845,000
Deferred compensation	390,000	321,000
Intangible assets	58,000	64,000
Other	75,000	65,000

Gross assets	1,856,000	1,295,000
Net deferred tax assets—state	1,724,000	1,186,000

Net deferred tax assets	$7,040,000	$4,451,000

        The provision for income taxes varied from the federal statutory tax rate for the following reasons for the years ended December 31:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$6,632,000	35.0%	2,759,000	35.0%	$1,687,000	35.0%
State franchise taxes—net of federal income tax benefit	1,371,000	7.2	559,000	7.1	326,000	6.7
Other—net	(111,000)	(0.6)	(68,000)	(0.8)	(228,000)	(4.7)

Total	$7,892,000	41.6%	$3,250,000	41.3%	$1,785,000	37.0%

6.    SUBORDINATED DEBENTURES

        Convertible Subordinated Debentures—During 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bear interest at a rate of 6 percent per annum and are convertible into the Company's common stock at a conversion price of $27.50 per share. The debentures are senior to the Company's trust securities but are subordinate to the Company's other existing and future senior indebtedness.

        The debentures are convertible at any time at the option of the holders of the securities. The conversion price is subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 principal amount of debentures will be convertible to approximately 36.36 shares of common stock. The debentures are callable by the Company at par on or after October 30, 2007. Prior to October 30, 2007, the debentures are callable at par only if the average closing price of the Company's stock equals or exceeds $38.50 for 30 consecutive trading days. Otherwise, the debentures are not callable prior to October 30, 2006 and are callable at 106 percent of par between October 30, 2006 and October 30, 2007.

        The Company contributed $14,300,000 of the net proceeds to First Regional Bank. All of the net proceeds are treated as Tier II Capital of the Company. All of the $14,300,000 of capital contributed by the Company to the Bank is treated as Tier I Capital of the Bank.

        During November 2004, the Company notified holders of the convertible subordinated debentures that it was exercising its right to redeem all outstanding debentures at a redemption price equal to 100 percent of the principal amount. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $27.50 per share. During December 2004, all convertible subordinated debentures were converted into shares of First Regional Bancorp common stock, resulting in the issuance of 545,000 new First Regional Bancorp common shares. Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was or will be made. Cash was paid in lieu of the issuance of any fractional common shares.

        Junior Subordinated Deferrable Debentures—During 2004, the Company established First Regional Statutory Trust III and First Regional Statutory Trust IV, and during 2002 and 2001, the Company established First Regional Statutory Trust II and First Regional Statutory Trust I, respectively

(collectively, the "Trusts"), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

        Effective December 31, 2003, the Company adopted FIN No. 46R. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. As a consequence of adopting the provisions of FIN No. 46R, the Trusts are no longer being consolidated by the Company. Junior subordinated deferrable debentures represent liabilities of the Company to the Trusts.

        The Trusts issued Cumulative Preferred Capital Securities (the "Trust Securities") in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures (the "Debentures") from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities, which are not registered with the Securities and Exchange Commission, must be redeemed within 30 years.

        Holders of the Trust Securities are entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears of each year at a floating interest rate starting at an annual rate, equal to three-month London InterBank Offered Rate plus an interest factor, not to exceed 11.90 percent during the first five years. The terms of the Debentures are identical to those of the Trust Securities, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures. If and for so long as interest payments on the Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures.

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

        The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. The following table summarizes pertinent information as of December 31, 2004 related to the junior subordinated deferrable debentures issued by each Trust:

Issuance Trust	Issuance Date	Principal Balance	Rate Type	Initial Rate	Rate at December 31, 2004	Maturity Date
		(000's)
First Regional Statutory Trust I	December 2001	$5,000	Variable	5.60%	6.11%	December 2031
First Regional Statutory Trust II	September 2002	7,500	Variable	5.22	5.95	September 2032
First Regional Statutory Trust III	March 2004	7,500	Variable	3.90	5.30	March 2034
First Regional Statutory Trust IV	December 2004	20,000	Variable	4.45	4.45	December 2034

7.    COMMITMENTS AND CONTINGENCIES

        The Company had the following commitments and contingent liabilities as of December 31, 2004:

Undisbursed loans	$269,517,000
Standby letters of credit	3,992,000

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

        The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50 percent matching up to the first 6 percent of wages contributed by an employee. Company contributions are used to buy the Company's common stock on the open market for allocation to the employees' accounts in the plan. The Company contributed approximately $199,000, $154,000 and $126,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        As of December 31, 2004, the Bank had unused lines of credit with other depository institutions of $14,000,000.

        The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2004 and 2003, there were $110,677,000 and $65,820,000, respectively, of merchant credit card deposit balances on hand.

        Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $36,328,000 and $22,954,000 at December 31, 2004 and 2003, respectively.

        In the normal course of business, the Company and its subsidiaries are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's consolidated financial position or results of operations.

8.    FEDERAL HOME LOAN BANK ADVANCES

        During 2004 and 2003, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank. The Bank had outstanding balances of $176,687,000 and $42,000,000 under these agreements at December 31, 2004 and 2003, respectively, with weighted-average interest rates of 2.38 percent and 1.12 percent, respectively. The average outstanding balance of short-term borrowings for 2004, 2003 and 2002 was $53,714,000, $4,688,000 and $0, respectively. The weighted average interest rate during the year was 1.55 percent and 1.24 percent for 2004 and 2003, respectively. The maximum outstanding at any month-end was $176,687,000 during 2004, $42,000,000 during 2003 and zero during 2002.

9.    REGULATORY CAPITAL

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2004 and 2003, management believes the Bank meets the requirements to be categorized as "well capitalized" under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

        Following is a table showing the minimum capital ratios required for the Company and the Bank and the Company's and the Bank's actual capital ratios and actual capital amounts at December 31:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(000's)		(000's)			(000's)
As of December 31, 2004:
Total capital (to risk-weighted assets)
Company	$129,688	11.0%	$94,319	>	8.0%	$117,898	>	10.0%
Bank	$126,966	10.7%	$94,928		8.0%	$118,660		10.0%
Tier I capital (to risk-weighted assets)
Company	$103,184	8.7%	$47,441		4.0%	$71,161		6.0%
Bank	$114,666	9.7%	$47,285		4.0%	$70,927		6.0%
Tier I capital (to average assets)
Company	$103,184	8.7%	$47,441		4.0%	$59,301		5.0%
Bank	$114,666	9.7%	$47,285		4.0%	$59,106		5.0%
As of December 31, 2003:
Total capital (to risk-weighted assets)
Company	$70,315	10.3%	$54,613	>	8.0%	$68,266	>	10.0%
Bank	$69,832	10.2%	$54,770		8.0%	$68,462		10.0%
Tier I capital (to risk-weighted assets)
Company	$46,687	6.8%	$24,462		4.0%	$41,194		6.0%
Bank	$62,032	9.1%	$27,706		4.0%	$40,900		6.0%
Tier I capital (to average assets)
Company	$46,687	6.6%	$28,295		4.0%	$35,368		5.0%
Bank	$62,032	8.8%	$28,196		4.0%	$35,245		5.0%

        On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill.

10.    EARNINGS PER SHARE RECONCILIATION

        The calculation of earnings per share for 2004, 2003 and 2002 is presented below. The effect of dilutive securities for 2003 does not include any shares for the assumed conversion of the convertible subordinated debentures, as such conversion was anti-dilutive for the period.

	December 31, 2004
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$11,084,000	3,343,000	$3.31
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		365,000	(0.33)
Incremental shares from assumed conversion of convertible subordinated debentures	509,000	367,000	(0.14)

Diluted EPS
Income available to common shareholders	$11,593,000	4,075,000	$2.84

	December 31, 2003
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$4,615,000	2,792,000	$1.65
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		111,000	(0.06)

Diluted EPS
Income available to common shareholders	$4,615,000	2,903,000	$1.59

	December 31, 2002
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$3,037,000	2,630,000	$1.15
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		32,000	(0.01)

Diluted EPS
Income available to common shareholders	$3,037,000	2,662,000	$1.14

11.    STOCK COMPENSATION PLAN

        In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009.

        The Company also has a nonqualified employee stock option plan that authorized the issuance of up to 350,000 shares of its common stock, which expired in April 2002. In 2000, 10,000 shares were granted under this plan at an exercise price of $7.25, vesting over a five-year period and expiring in 2005. Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

        The Company had options outstanding granted under the plans as follows at December 31:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	609,000	$13.08	460,000	$10.57	131,000	$7.95
Granted			150,000	20.79	335,000	11.50
Exercised	(6,000)	7.42	(1,000)	8.75
Terminated					(6,000)	5.75

Outstanding—end of year	603,000	13.14	609,000	13.08	460,000	10.57

Options exercisable at year-end	293,692	11.73	224,705	11.12	173,642	11.36

        Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number	Weighted- Average Price
$7.25	44,500	5.48	$7.25	15,942	$7.25
$8.00 - $8.75	73,600	6.00	8.60	21,826	8.48
$11.50	335,000	7.80	11.50	234,500	11.50
$20.79	150,000	8.70	20.79	21,424	20.79

12.    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        During 1998, the Company established an ESOP for eligible employees. Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

        During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company's common stock. This loan matured during 2003 and was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company's contributions to the ESOP. The loan requires annual principal reductions of $150,000. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus ..5 percent, with interest of 5.75 percent at December 31, 2004. The outstanding principal balance of the ESOP loan at December 31, 2004 and 2003 was $562,000 and $712,000, respectively.

        Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100 percent vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement or disability. The number of shares of common stock allocated to employee accounts was 16,000 shares for each year ended December 31, 2004 and 2003.

        Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2004, 2003 and 2002 was $596,000, $369,000 and $210,000, respectively.

        At December 31, 2004 and 2003, unearned compensation related to the ESOP approximated $533,000 and $675,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Based upon the market price of the Company's stock at December 31, 2004, the unearned shares of the ESOP have a cumulative fair value of $3,206,000.

13.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and due from banks	$51,480	$51,480	$43,006	$43,006
Federal funds sold	68,025	68,025
Interest-bearing deposits in
financial institutions	3,236	3,236	3,016	3,016
Investment securities available for sale	3,434	3,434	4,440	4,440
Federal Home Loan Bank Stock	8,304	8,304	2,100	2,100
Loans	1,144,229	1,160,159	705,326	715,804
Accrued interest receivable	4,411	4,411	1,245	1,245
Liabilities:
Deposits:
Noninterest bearing	361,873	361,873	251,976	251,976
Interest bearing:
Time deposits	161,504	161,218	127,518	127,589
Money market and other deposits	476,675	476,675	284,452	284,452
Subordinated debentures	41,238	40,271	27,887	29,142
Federal Home Loan Bank advances	176,687	176,687	42,000	42,000
Note payable	562	562	712	712
Accrued interest payable	386	386	291	291

        Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2004 and 2003.

        The fair values of cash and due from banks, federal funds sold, noninterest-bearing deposits, money market and other deposits, note payable, FHLB advances, accrued interest receivable and payable and Federal Home Loan Bank stock approximate their carrying value.

        The fair value of investment securities available for sale is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans and interest-bearing deposits is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

        No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $43,000 in 2004 and $687,000 in 2003 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

        The fair value of the convertible subordinated debentures was determined based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying value of the junior subordinated deferrable debentures is assumed to approximate the fair value, as the interest rates re-set quarterly.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.    DEPOSITS AND INTEREST EXPENSE

        A summary of interest expense on deposits is as follows for the years ended December 31:

	2004	2003	2002
Money market savings/NOW account deposits	$3,360,000	$1,560,000	$1,427,000
Time deposits of $100,000 or more	945,000	648,000	597,000
Time deposits under $100,000	1,181,000	441,000	455,000
Savings deposits	67,000	38,000	56,000

	$5,553,000	$2,687,000	$2,535,000

        The maturities of time deposits are as follows as of December 31, 2004:

2005	$156,054,000
2006	5,450,000

$161,504,000

        The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2004 and 2003 was approximately $72,121,000 and $74,810,000, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $11,713,000 and $2,919,000 as of December 31, 2004 and 2003, respectively.

        The Bank's deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2004, approximately 1,500 accounts, representing 9 percent of deposit accounts, accounted for $683,072,000 of total deposits.

15.    OTHER OPERATING EXPENSES

        Included in other operating expenses are the following items for the years ended December 31:

	2004	2003	2002
Professional services	$1,169,000	$719,000	$551,000
Data processing fees	933,000	835,000	767,000
Equipment expense	857,000	712,000	594,000
General insurance	277,000	269,000	216,000
Stationery and supplies	368,000	286,000	260,000
Customer courier service	587,000	359,000	224,000
Telephone and postage	542,000	487,000	448,000
Other	3,773,000	2,969,000	2,427,000

Total	$8,506,000	$6,636,000	$5,487,000

16.    ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

        In January 1999, the Bank established TASC, a wholly owned subsidiary of the Bank, that provides administrative services to self-directed retirement plans. As of December 31, 2004, TASC was the administrator of approximately $960,711,000 in retirement assets.

        In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $894,000, which was recorded as an intangible asset in the accompanying consolidated balance sheet (included in other assets) and was amortized over the expected recoverable period of seven years on a straight-line basis. During the Company's 2003 annual impairment review in accordance with SFAS No. 144, it was determined that the intangible asset was impaired. Based on the Company's review of existing customer relationships, it was determined that most customer relationships acquired in the purchase no longer existed. Therefore, the fair value of the recorded intangible asset was determined to be zero. An impairment charge of $383,000 is included in 2003 other expenses on the accompanying consolidated statements of earnings.

        Deposits held for TASC clients by the Bank represent approximately 11 percent of the Bank's total deposits as of December 31, 2004. The Bank paid interest of $306,000, $169,000 and $294,000 on deposits of TASC clients and received fees of $1,701,000, $1,520,000 and $938,000 from TASC clients during 2004, 2003 and 2002, respectively.

        The Bank established a Trust and Investment Division in March 2001. Trust powers were granted and the operation of the Department commenced in August 2001. The Division is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters. As of December 31, 2004, 2003 and 2002, the total assets under administration were $169,179,000, $124,740,000 and 86,624,000, respectively. Revenues were $946,000, $692,000 and $458,000 for 2004, 2003 and 2002, respectively. As of year-end, no Trust Division assets were held on deposit with the Bank.

17.    RELATED PARTY TRANSACTIONS

        As of December 31, 2004 and 2003, deposits from directors, officers and their affiliates amounted to $924,000 and $403,000, respectively.

        During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. The insured reimburses the Bank for the cost of this benefit each year.

18.    FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2004	2003
ASSETS
Cash and due from banks	$2,486,000	$1,000
Investment in common stock of subsidiaries	114,108,000	61,325,000
Other assets	2,185,000	1,789,000

TOTAL	$118,779,000	$63,115,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Subordinated debt	$41,238,000	$27,887,000
Other liabilities	95,000	196,000

Total liabilities	41,333,000	28,083,000
SHAREHOLDERS' EQUITY	77,446,000	35,032,000

TOTAL	$118,779,000	$63,115,000

STATEMENTS OF EARNINGS

	2004	2003	2002
Equity in net earnings of subsidiaries	$13,338,000	$5,560,000	$3,549,000
Interest on subordinated debentures	(1,813,000)	(766,000)	(383,000)
Other expense—net	(441,000)	(179,000)	(129,000)

Net earnings	$11,084,000	$4,615,000	$3,037,000

STATEMENTS OF CASH FLOWS

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,084,000	$4,615,000	$3,037,000
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in net earnings of subsidiaries	(13,882,000)	(5,870,000)	(3,549,000)
Other operating activities—net	(98,000)	(455,000)	(656,000)
Tax benefit from stock options exercised	76,000

Net cash used in operating activities	(2,820,000)	(1,710,000)	(1,168,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Bank	500,000	1,200,000	1,200,000
Investment in Trusts	(851,000)		(232,000)
Investment in Bank	(39,400,000)	(18,100,000)	(6,200,000)

Net cash used in investing activities	(39,751,000)	(16,900,000)	(5,232,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	16,939,000	3,141,000
Stock options exercised	46,000	6,000
Common stock repurchased and retired	(280,000)	(559,000)	(310,000)
Increase in subordinated debt	28,351,000	15,000,000	7,732,000

Net cash provided by financing activities	45,056,000	17,588,000	7,422,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,485,000	(1,022,000)	1,022,000
CASH AND CASH EQUIVALENTS—Beginning of year	1,000	1,023,000	1,000

CASH AND CASH EQUIVALENTS—End of year	$2,486,000	$1,000	$1,023,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Noncash financing activities:
Decrease in subordinated debentures due to conversion	$(15,000,000)
Issuance of common stock upon conversion of subordinated debentures—net	14,549,000

19.    SEGMENT REPORTING

        Management has evaluated the Company's overall operation and determined that its business consists of certain reportable business segments as of December 31, 2004, 2003 and 2002: core banking operations, the administrative services in relation to TASC, and Trust Services. The following describes these three business segments:

        Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in

Southern California. This segment's primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits. This segment's principal expenses consist of interest paid on deposits, personnel and other general and administrative expenses.

        Administrative Services—The principal business activity of this segment is providing administrative services for self-directed retirement plans. The primary source of revenue for this segment is fee income from self-directed accounts. The segment's principal expenses consist of personnel, rent, data processing and other general and administrative expenses.

        Trust Services—The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters. The primary source of revenue for this segment is fee income. The segment's principal expenses consist of personnel, data processing, professional fees and other general and administrative expenses.

        Total assets of TASC at December 31, 2004 and 2003 were $651,000 and $506,000, respectively, and total assets of Trust Services at December 31, 2004 and 2003 were $55,000 and $63,000, respectively. The remaining assets reflected on the consolidated balance sheets of the Company are associated with the core banking operations.

        The following table shows the net income (loss) for the core banking operations, administrative services, and the trust services for the years ended December 31, 2004, 2003 and 2002.

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2004
Net interest income	$47,299,000	$—	$—	$47,299,000
Provision for loan losses	4,902,000			4,902,000
Other operating income	2,651,000	1,702,000	936,000	5,289,000
Other operating expenses	27,308,000	617,000	785,000	28,710,000
Provision for income taxes	7,385,000	445,000	62,000	7,892,000

Net income	$10,355,000	$640,000	$89,000	$11,084,000

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2003
Net interest income	$28,134,000	$—	$—	$28,134,000
Provision for loan losses	3,058,000			3,058,000
Other operating income	2,494,000	1,520,000	682,000	4,696,000
Other operating expenses	20,139,000	1,025,000	743,000	21,907,000
Provision for income taxes	3,047,000	203,000		3,250,000

Net income (loss)	$4,384,000	$292,000	$(61,000)	$4,615,000

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2002
Net interest income	$19,414,000	$—	$—	$19,414,000
Provision for loan losses	500,000			500,000
Other operating income	2,159,000	938,000	447,000	3,544,000
Other operating expenses	15,893,000	1,023,000	720,000	17,636,000
Provision for income taxes	1,785,000			1,785,000

Net income (loss)	$3,395,000	$(85,000)	$(273,000)	$3,037,000

        In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2004
Net interest income	$9,199	$10,331	$12,294	$15,475
Provision for loan losses	$887	$915	$1,100	$2,000
Net income	$1,662	$1,939	$3,192	$4,291
Basic earnings per common share	$0.59	$0.57	$0.93	$1.22
Diluted earnings per common share	$0.50	$0.48	$0.79	$1.04
2003
Net interest income	$5,949	$6,643	$7,426	$8,116
Provision for loan losses	$300	$450	$1,000	$1,308
Net income	$913	$1,050	$1,306	$1,346
Basic earnings per common share	$0.35	$0.37	$0.46	$0.47
Diluted earnings per common share	$0.34	$0.36	$0.44	$0.45

EXHIBIT INDEX

Exhibit Number	Description
3.1
Articles of Incorporation of First Regional Bancorp, as amended, filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, and incorporated herein by reference
3.2
Bylaws of First Regional Bancorp, as amended, filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, as amended by an amendment to Sections 2.6 and 3.3 of the Bylaws included in such exhibit, and as earlier amended by an amendment to Section 3.2 of the Bylaws, filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended March 31, 2004, which exhibits are incorporated herein by reference
4.1
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 2034, dated as of December 15, 2004, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.2
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004)
4.3
Amended and Restated Declaration of Trust, dated as of December 15, 2004, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.4
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due March 2034, dated as of March 17, 2004, between First Regional Bancorp, as issuer, and U.S. Bank National Association, as debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004, and incorporated herein by reference
4.5
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due March 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004)
4.6
Amended and Restated Declaration of Trust, dated as of March 17, 2004, by and among U.S. Bank National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.6 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.7
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2032, dated as of September 26, 2002, between First Regional Bancorp, as Issuer, and U.S. Bank National Association, as successor debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
4.8
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2032 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003)

4.9
Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.5 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.10
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated as of December 18, 2001, between First Regional Bancorp, as Issuer, and U.S. Bank National Association, as successor debenture trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
4.11
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2032 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003)
4.12
Amended and Restated Declaration of Trust, dated as of December 18, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.4 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
10.1
Guarantee Agreement, dated as of December 15, 2004, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
10.2
Guarantee Agreement, dated as of March 17, 2004, by and between First Regional Bancorp, as guarantor, and U.S. Bank National Association, as guarantee trustee, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004 and incorporated herein by reference
10.3
Guarantee Agreement, dated as of September 26, 2002, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
10.4
Guarantee Agreement, dated as of December 18, 2001, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference
10.5
1999 Stock Option Plan of First Regional Bancorp, included in Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002, and incorporated herein by reference
10.6	*	Form of Stock Option Agreement under First Regional Bancorp's 1999 Stock Option Plan
10.7	*	First Regional Bank 1996 Deferred Compensation Plan
10.8	*	Form of Salary Reduction Agreement under First Regional Bank 1996 Deferred Compensation Plan
10.9	*	First Regional Bancorp/First Regional Bank 1990 Deferred Compensation Plan
10.10	*	Participation Form under First Regional Bancorp/First Regional Bank 1990 Deferred Compensation Plan
21	*	Subsidiaries of the Registrant

23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chairman of the Board and Chief Executive Officer
31.2	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32.0	*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*
Filed herewith

QuickLinks

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE SHEET
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
FIRST REGIONAL BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
BALANCE SHEETS
STATEMENTS OF EARNINGS
STATEMENTS OF CASH FLOWS
EXHIBIT INDEX