Form 10-Q
period 2005-03-31
FIRST REGIONAL BANCORP
filed 2005-05-10
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended	March 31, 2005

Commission File Number	0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
State or other jurisdiction of incorporation or organization	IRS Employer Identification Number

1801 Century Park East, Los Angeles, California	90067
Address of principal executive offices	Zip Code

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	4,070,195
Class	Outstanding on May 6, 2005

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars In Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$61,184	$51,480
Federal funds sold	12,450	68,025
Cash and cash equivalents	73,634	119,505

Investment securities, available for sale, at fair value (with amortized cost of $15,081 in 2005 and $3,434 in 2004)	15,079	3,434
Interest-bearing deposits in financial institutions	3,249	3,236
Loans, net of allowance for losses of $13,355 in 2005 and $11,825 in 2004	1,237,975	1,144,229
Premises and equipment, net of accumulated depreciation	3,632	3,091
Accrued interest receivable and other assets	32,995	32,623

Total Assets	$1,366,564	$1,306,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$428,534	$361,873
Interest bearing:
Savings deposits	35,513	38,914
Money market deposits	463,816	437,761
Time deposits	171,183	161,504
Total deposits	1,099,046	1,000,052

Federal Home Loan Bank advances	130,000	176,687
Note payable	525	562
Accrued interest payable and other liabilities	12,697	10,133
Subordinated debentures	41,238	41,238

Total Liabilities	1,283,506	1,228,672

Commitments and contingencies

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 4,064,000 and 4,051,000 shares outstanding in 2005 and 2004, respectively	48,306	47,970
Less: Unearned ESOP shares; 56,000 and 59,000 outstanding on 2005 and 2004, respectively	(497)	(533)
Total common stock, no par value; outstanding 4,008,000 and 3,992,000 in 2005 and 2004	47,809	47,437
Retained earnings	35,251	30,009
Net unrealized losses on available-for-sale securities	(2)	0
Total Shareholders’ Equity	83,058	77,446

Total Liabilities and Shareholders’ Equity	$1,366,564	$1,306,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$20,454	$10,663
Interest on investment securities	21	8
Interest on deposits in financial institutions	16	8
Interest on federal funds sold	102	33
Total interest income	20,593	10,712

INTEREST EXPENSE:
Interest on deposits	2,231	992
Interest on subordinated debentures	525	375
Interest on FHLB advances	694	145
Interest on other borrowings	0	1
Total interest expense	3,450	1,513

Net interest income	17,143	9,199

PROVISION FOR LOAN LOSSES	1,200	887

Net interest income after provision for loan losses	15,943	8,312

OTHER OPERATING INCOME:
Customer service fees	1,366	1,162
Other, net	115	157
Total other operating income	1,481	1,319

OPERATING EXPENSES:
Salaries and related benefits	5,317	4,534
Occupancy expense	796	425
Equipment expense	216	193
Promotion expense	109	77
Professional service expense	578	437
Customer service expense	307	224
Supply/communication expense	263	232
Other expenses	736	719
Total operating expenses	8,322	6,841

Income before provision for income taxes	9,102	2,790

PROVISION FOR INCOME TAXES	3,860	1,128

NET INCOME	$5,242	$1,662

EARNINGS PER SHARE (Note 2)
Basic	$1.31	$0.59
Diluted	$1.12	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES

Net Income	$5,242	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	887
Depreciation and amortization	194	107
Accretion of investment security discounts	(21)	(8)
Net loss on sale/disposal of premises and equipment	3	0
Increase in interest receivable	(583)	(195)
Increase in interest payable	192	95
Increase in taxes payable	6,233	827
Net decrease (increase) in other assets	211	(2,163)
Net (decrease) increase in other liabilities	(3,861)	905

Net cash provided by operating activities	8,810	2,117

INVESTING ACTIVITIES

Increase in investment in time deposits with other financial institutions	(13)	(7)
Purchases of investment securities	(14,076)	(1,449)
Proceeds from maturities of investment securities	2,450	4,050
Decrease in guaranteed loans	537	756
Net increase in other loans	(95,483)	(87,946)
Proceeds from sale of premises and equipment	12	0
Purchases of premises and equipment	(750)	(206)

Net cash used in investing activities	(107,323)	(84,802)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	89,315	49,086
Net increase in time deposits	9,679	15,470
Decrease in note payable	(37)	(37)
Decrease in Federal Home Loan Bank advances	(46,687)	(9,500)
Issuance of subordinated debentures	0	7,732
Proceeds from issuance of common stock, net	0	16,395
Other changes in shareholders’ equity	372	(140)

Net cash provided by financing activities	52,642	79,006

Decrease in cash and cash equivalents	(45,871)	(3,679)

Cash and cash equivalents, beginning of period	119,505	43,006

Cash and cash equivalents, end of period	$73,634	$39,327

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,257	$1,417
Income taxes paid	$1,842	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Certain amounts in the 2004 financial statements have been reclassified to be comparable with the classifications used in the 2005 financial statements.

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2004 annual report on Form 10-K.

Stock Compensation Plans

At March 31, 2005, the Company had two stock-based employee incentive plans, which are described more fully in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  No stock options were granted during the first three months of 2005 or 2004.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income to common shareholders:

As Reported	$5,242,000	$1,662,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(62,000)	(63,000)

Pro forma net income	$5,180,000	$1,599,000

Basic earnings per share:
As reported	$1.31	$0.59
Pro forma	$1.29	$0.57

Diluted earnings per share:
As reported	$1.12	$0.50
Pro forma	$1.11	$0.48

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. Additionally, the fair value of the award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005.

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

NOTE 2 -                       Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and during 2004 the shares issuable upon the assumed conversion of convertible subordinated debentures.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per share is:

	Three Months Ended March 31, 2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$5,242,000	4,001,000	$1.31

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		665,000	(0.19)

Diluted EPS
Income available to common shareholders	$5,242,000	4,666,000	$1.12

	Three Months Ended March 31, 2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$1,662,000	2,829,000	$0.59

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		200,000	(0.04)

Incremental shares from assumed conversion of convertible subordinated debentures	133,000	545,000	(0.05)

Diluted EPS
Income available to common shareholders	$1,795,000	3,574,000	$0.50

NOTE 3 -                       As of March 31, 2005 the Bank had a total of $4,163,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                       The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities.  For the three month periods ended March 31, 2005 and 2004, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in Thousands)

Net Income	$5,242	$1,662
Other comprehensive loss	(2)	0

Total comprehensive income	$5,240	$1,662

NOTE 5 -                       Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of March 31, 2005 and 2004:  core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.  Core banking services also includes the Bank’s merchant services operations, which provides credit card deposits and clearing services to retailers and other credit card accepting businesses, which generates fee income.

Administrative Services - The principal business activity of the Bank’s sudsidiary, Trust Administration Services Corporation (referred to as “Administrative Services” or “TASC”) is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

Trust Services - The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional fees, and other general and administrative expenses.

Total assets of TASC at March 31, 2005 and December 31, 2004 were $869,000 and $651,000, respectively, and total assets of Trust Services at March 31, 2005 and December 31, 2004 were $51,000 and $55,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (in thousands) for the core banking operations, administrative services, and trust services for the three month periods ended March 31, 2005 and 2004.

	Three Month Period Ended March 31, 2005
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$17,143			$17,143
Provision for loan losses	1,200			1,200
Other operating income	567	$601	$313	1,481
Other operating expenses	7,943	177	202	8,322
Provision for income taxes	3,641	174	45	3,860

Net income	$4,926	$250	$66	$5,242

	Three Month Period Ended March 31, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$9,199			$9,199
Provision for loan losses	887			887
Other operating income	729	$381	$209	1,319
Other operating expenses	6,460	190	191	6,841
Provision for income taxes	1,043	78	7	1,128

Net income	$1,538	$113	$11	$1,662

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of March 31, 2005 total assets were $1,366,564,000 compared to $1,306,118,000 at December 31, 2004, an increase of $60,446,000 or 4.6% and the March 31, 2005 asset level represents an increase over the $857,797,000 that existed on the same date in 2004. The 2005 asset increase reflects a corresponding increase in total deposits of $98,994,000 or 9.9%, from $1,000,052,000 at the end of 2004 to $1,099,046,000 at March 31, 2005.  Overall deposits increased with the deposit growth being centered in money market deposits and noninterest bearing deposits while time and savings deposits remained relatively constant. There were several changes in the composition of the Bank’s assets during the first quarter. The Bank’s core loan portfolio grew significantly by $93,746,000 during the three month period, bringing the Bank’s total loans to $1,237,975,000 at March 31, 2005 from the December 31, 2004 total of $1,144,229,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities). Investment securities increased by $11.6 million, while cash and cash equivalents (cash and due from banks and Federal funds sold) fell by $45.9 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $5,242,000 in the first quarter of 2005, compared to earnings of $1,662,000 in the three months ended March 31, 2004.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2004, in the first three months of 2005 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first three months of 2005.  The 2005 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2004 and 2005.

Total interest income increased by $9,881,000 (92%) for the three months ended March 31, 2005 compared to the same period in 2004 as total earning assets were substantially higher (59%) in 2005 than in 2004. The majority of the increase in interest income arises from a substantial increase of $9,791,000 (92%) in interest on loans from $10,663,000 for the three months ended March 31, 2004 compared to $20,454,000 for the same period in 2005. Although interest income increased reflecting an increase in the loan portfolio of $446,346,000 (56%) from March 31, 2004 to March 31, 2005, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended March 31, 2005 interest expense on deposits increased by $1,239,000 (125%), to $2,231,000 from the 2004 level of $992,000 due to an increase in total deposits of $370,544,000 (51%) from March 31, 2004 to March 31, 2005.  The increases in deposits were primarily in non-interest bearing demand deposit accounts, time deposits and money market deposits.  For the three months ended March 31, 2005 interest expense on subordinated debentures increased by $150,000 (40%), to $525,000 from the 2004 level of $375,000 due to an increase of $5,619,000 in subordinated debentures at March 31, 2005 compared to March 31, 2004.  The net result was an increase in net interest income of $7,944,000 (86%), from $9,199,000 in the first quarter of 2004 to $17,143,000 for the first three months of 2005.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31,
	2005			2004
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,181,306	$20,454	6.9%	$746,446	$10,663	5.7%

Investment Securities	4,430	21	1.9%	3,561	8	0.9%

Interest-bearing deposits in financial institutions	3,241	16	2.0%	3,019	8	1.1%

Federal Funds Sold	17,572	102	2.3%	13,898	33	0.9%

Total Interest Earning Assets	$1,206,549	$20,593	6.8%	$766,924	$10,712	5.6%

	For the Three Month Period Ended March 31,
	2005			2004
	Average Balance	Income(2)/ Expense	Yield/ Rate%	Average Balance	Income(2)/ Expense	Yield/ Rate%
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$7,072	$16	0.9%	$6,871	$12	0.7%

Money market accounts	477,549	1,355	1.1%	292,170	518	0.7%

Time deposits	163,420	860	2.1%	139,099	462	1.3%

Subordinated debentures	41,238	525	5.1%	28,991	375	5.2%

FHLB advances and other borrowings	111,821	694	2.5%	53,489	146	1.1%

Total interest bearing liabilities	$801,100	$3,450	1.7%	$520,620	$1,513	1.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $12,747,000 in 2005 and $8,129,000 in 2004.

(2)                                  Includes loan fees in the first quarter of $1,642,000 in 2005 and $967,000 in 2004.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended March 31,
	2005	2004
	(Dollars in Thousands)

Total interest income (1)	$20,593	$10,712

Total interest expense	3,450	1,513

Net interest earnings	$17,143	$9,199

Average interest earning assets	$1,206,549	$766,924

Average interest bearing liabilities	$801,100	$520,620

Net yield on average interest earning assets	5.7%	4.8%

(1)                                  Includes loan fees in the first quarter of $1,642,000 in 2005 and $967,000 in 2004.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended March 31, 2005 over 2004
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$7,178	$2,613	$9,791

Interest-bearing deposits In financial institutions	8	0	8

Investment securities	2	11	13

Funds sold	11	58	69

Total interest earning assets	$7,199	$2,682	$9,881

Interest Expense (1)

Savings	$0	$4	$4

Money market	430	407	837

Time	92	306	398

Subordinated debentures	156	(6)	150

FHLB advances and other borrowings	253	295	548

Total interest bearing liabilities	$931	$1,006	$1,937

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the first quarter of $1,642,000 in 2005 and $967,000 in 2004.

OTHER OPERATING INCOME

Other operating income rose to $1,481,000 in the first quarter of 2005 from $1,319,000 in the three months ended March 31, 2004.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased from $381,000 in first quarter of 2004 to $601,000 in the first quarter of 2005. The increase in TASC revenues relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $313,000 in first quarter of 2005 and $209,000 in first quarter of 2004.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that decreased to $278,000 for the three months ended March 31, 2005 in contrast with $321,000 in the corresponding period of 2004.  During the first three months of 2005 $12,000 in gains and $3,000 in losses on sales of premises and equipment were realized.  No gains or losses on securities sales were realized in the first quarter of 2005 or 2004.

Investment Securities

The following table shows fair value of the investment securities portfolio at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)

U.S. Treasury Securities	$12,079	$2,444

Obligations of U.S. Government Sponsored Enterprise Securities	994	990

Mutual Funds	2,006	0

Total	$15,079	$3,434

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at March 31, 2005 and December 31, 2004:

		March 31, 2005	December 31, 2004
		(Dollars in Thousands)

	Commercial loans	$156,235	$153,480
	Real estate construction loans	127,334	129,106
	Real estate loans	967,668	871,567
	Government guaranteed loans	5,464	6,001
	Other loans	1,491	2,973

	Total loans	1,258,192	1,163,127

Less	– Allowances for loan losses	13,355	11,825
	– Deferred loan fees - net	6,862	7,073

	Net loans	$1,237,975	$1,144,229

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

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are not expected to be collected in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $13,355,000 and $11,825,000 (or 1.06% and 1.02% of gross outstanding loans) at March 31, 2005 and December 31, 2004 respectively.  Provisions for loan losses were $1,200,000 for the three month period ended March 31, 2005, compared to $887,000 for the same period of 2004. For the three months ended March 31, 2005 and 2004, the Company generated no net loan charge-offs.  The Company had loan recoveries of $130,000 and $113,000 during the three months ended March 31, 2005 and 2004.

For the quarter ended March 31, 2005, the Company had loans with an aggregate average balance of $201,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2005 totaled $17,000 for the loans as a group.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first quarter of 2005 compared to the same period of 2004.  Operating expenses rose to a total of $8,322,000 for the first quarter of 2005 from $6,841,000 for the three months ended March 31, 2004.

Salary and related benefits increased by $783,000, rising from a total of $4,534,000 for the first quarter of 2004 to $5,317,000 for the same period in 2005.  The increase principally reflects increases in staffing which took place during 2004 and 2005 in the regional and main offices and also reflects employee salary adjustments.  Occupancy expense rose to $796,000 for the three months ended March 31, 2005 from $425,000 in the first quarter of 2004, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  Total other operating expenses rose in 2005 compared to the prior year, increasing from $1,882,000 for the first quarter of 2004 to $2,209,000 for the first three months of 2005.

The combined effects of the above-described factors resulted in income before taxes of $9,102,000 for the three months ended March 31, 2005 compared to $2,790,000 for the first quarter of 2004.  In the first quarter, the Company’s provision for taxes increased from $1,128,000 in 2004 to $3,860,000 in 2005.  This brought Net Income for the first quarter of 2005 to $5,242,000 compared to $1,662,000 for the same period in 2004.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest bearing deposits in financial institutions) stood at 8.4% of total deposits at March 31, 2005.  This level represents a decrease from the 12.6% liquidity level which existed on December 31, 2004. In addition, at March 31, 2005 some $5.5 million of the Bank’s total loans consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets.  The Bank’s liquidity posture is further enhanced by the availability of substantial borrowing facilities from the Federal Home Loan Bank and correspondent banks.  The ratio of net loans (including government guaranteed loans) to deposits was 112.6% and 114.4% as of March 31, 2005 and December 31, 2004, respectively.

Total shareholders’ equity was $83,058,000 and $77,446,000 as of March 31, 2005 and December 31, 2004, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-05	12-31-04

Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	8.6%	8.7%
Bank	9.4%	9.7%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-05	12-31-04

Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	8.8%	8.7%
Bank	9.6%	9.7%

	3-31-05	12-31-04

Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	10.8%	11.0%
Bank	10.7%	10.7%

At March 31, 2005, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company and the Bank believe that it will continue to meet all applicable capital standards.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2005.

BORROWINGS

Junior Subordinated Deferrable Debentures

During 2004, 2002 and 2001, the Company established Trust I, Trust II, Trust III and Trust IV (the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities ”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $41,238,000 at March 31, 2005 and December 31, 2004 (the “Debentures ”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

Convertible Subordinated Debentures

On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement.  The debentures bore interest at a rate of 6 percent per annum and were convertible at any time at the option of the holders of the securities.  The debentures were callable at par prior to 2007 only if the average closing price of the Company’s common stock equaled or exceeded $38.50 for 30 consecutive trading days, which occurred during November 2004.

During November 2004, the Company notified the holder’s of the convertible subordinated debentures of First Regional’s exercise of its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount plus accrued interest. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $27.50 per share. During December 2004, First Regional Bancorp announced that 100% of its convertible subordinated debentures due 2023 had been converted into shares of First Regional common stock.  Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was made.  The conversion shares were issued at a conversion price of $27.50, resulting in the issuance of 545,450 new First Regional Bancorp common shares.  Cash was paid in lieu of the issuance of any fractional common shares.

The Company contributed the majority of the net proceeds of the above described capital transactions to First Regional Bank to support its continued growth.  The remaining proceeds were and will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2005, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	12,450	0	0	0	0	0	0	12,450

Interest-bearing deposits in financial institutions	0	0	0	3,219	30	0	0	3,249
Investment securities	0	0	15,079	0	0	0	0	15,079
Subtotal	12,450	0	15,079	3,219	30	0	0	30,778

Loans	1,233,765	78	221	2,807	1,104	0	0	1,237,975
Total earning assets	1,246,215	78	15,300	6,026	1,134	0	0	1,268,753

Cash and due from banks	0	0	0	0	0	0	61,184	61,184
Premises and equipment	0	0	0	0	0	0	3,632	3,632
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	32,995	32,995
Total non-earning assets	0	0	0	0	0	0	97,811	97,811

Total assets	1,246,215	78	15,300	6,026	1,134	0	97,811	1,366,564

Advances from FHLB	0	130,000	0	0	0	0	0	130,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	130,000	0	0	0	0	0	130,000

Savings deposits	35,513	0	0	0	0	0	0	35,513
Money market deposits	463,816	0	0	0	0	0	0	463,816
Time deposits	0	61,086	100,733	4,153	5,211	0	0	171,183
Subordinated Debentures	0	41,238	0	0	0	0	0	41,238
Total interest bearing liabilities	499,329	232,324	100,733	4,153	5,211	0	0	841,750

Demand deposits	0	0	0	0	0	0	428,534	428,534
Other liabilities	525	0	0	0	0	0	12,697	13,222
Equity capital	0	0	0	0	0	0	83,058	83,058
Total non-interest bearing liabilities and equity capital	525	0	0	0	0	0	524,289	524,814

Total liabilities and equity capital	499,854	232,324	100,733	4,153	5,211	0	524,289	1,366,564

GAP	746,361	(232,246)	(85,433)	1,873	(4,077)	0	(426,478)	0

Cumulative GAP	746,361	514,115	428,682	430,555	426,478	426,478	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Government Sponsored Enterprise securities. As mentioned above, no gains or losses were recorded on securities sales in the first quarter of 2005 or 2004.  As of March 31, 2004 the Company’s investment portfolio contained no unrealized gains or losses. By comparison, at March 31, 2005 the Company’s investment portfolio contained no unrealized gains and $2,000 in unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholder vote during the first quarter of 2005.

ITEM 6.  EXHIBITS

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

FIRST REGIONAL BANCORP

Date: May 10, 2005	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: May 10, 2005	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: May 10, 2005	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act