Form 10-Q
period 2005-06-30
FIRST REGIONAL BANCORP
filed 2005-08-15
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended  June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	4,078,609
Class	Outstanding on August 10, 2005

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$63,006	$51,480
Federal funds sold	0	68,025
Cash and cash equivalents	63,006	119,505

Investment securities, available for sale, at fair value (with amortized cost of $15,183 in 2005 and $3,434 in 2004)	15,196	3,434

Interest-bearing deposits in financial institutions	3,364	3,236

Loans, net of allowance for losses of $14,817 in 2005 and $11,825 in 2004	1,332,586	1,144,229

Premises and equipment, net of accumulated depreciation	3,674	3,091

Accrued interest receivable and other assets	34,228	32,623

Total Assets	$1,452,054	$1,306,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$420,282	$361,873
Interest bearing:
Savings deposits	38,817	38,914
Money market deposits	581,584	437,761
Time deposits	170,129	161,504
Total deposits	1,210,812	1,000,052

Federal Home Loan Bank advances	100,000	176,687
Note payable	487	562
Accrued interest payable and other liabilities	9,774	10,133
Subordinated debentures	41,238	41,238
Total Liabilities	1,362,311	1,228,672

Commitments and contingencies

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 4,071,000 and 4,051,000 outstanding in 2005 and 2004, respectively	48,570	47,970
Less: Unearned ESOP shares; 51,000 and 59,000 outstanding in 2005 and 2004, respectively	(462)	(533)
Total common stock, no par value; outstanding 4,020,000 in 2005 and 3,992,000 in 2004	48,108	47,437
Retained earnings	41,626	30,009
Net unrealized gains on available-for-sale securities	9	0
Total Shareholders’ Equity	89,743	77,446

Total Liabilities and Shareholders’ Equity	$1,452,054	$1,306,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME:

Interest and fees on loans	$24,130	$12,025	$44,584	$22,688
Interest on investment securities	99	5	120	13
Interest on deposits in financial institutions	15	8	31	16
Interest on federal funds sold	27	30	129	63

Total interest income	24,271	12,068	44,864	22,780

INTEREST EXPENSE:

Interest on deposits	2,927	1,172	5,158	2,164
Interest on subordinated debentures	595	454	1,120	829
Interest on FHLB advances	1,022	110	1,716	255
Interest on other borrowings	1	1	1	2

Total interest expense	4,545	1,737	7,995	3,250

Net interest income	19,726	10,331	36,869	19,530

PROVISION FOR LOAN LOSSES	1,500	915	2,700	1,802

Net interest income after provision for loan losses	18,226	9,416	34,169	17,728

OTHER OPERATING INCOME:
Customer service fees	1,320	1,037	2,686	2,199
Other, net	255	196	370	353
Total other operating income	1,575	1,233	3,056	2,552

OPERATING EXPENSES:
Salaries and related benefits	5,573	4,707	10,890	9,241
Occupancy expense	598	428	1,394	853
Equipment expense	264	190	480	383
Promotion expense	125	84	234	161
Professional service expense	626	598	1,204	1,035
Customer service expense	381	202	688	426
Supply/communication expense	274	204	537	436
Other expenses	872	882	1,608	1,601
Total operating expenses	8,713	7,295	17,035	14,136

Income before provision for income taxes	11,088	3,354	20,190	6,144

PROVISION FOR INCOME TAXES	4,713	1,415	8,573	2,543

NET INCOME	$6,375	$1,939	$11,617	$3,601

EARNINGS PER SHARE: (Note 2)
Basic	$1.59	$0.57	$2.90	$1.13
Diluted	$1.49	$0.48	$2.72	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES

Net Income	$11,617	$3,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,700	1,802
Depreciation and amortization	397	218
Accretion of investment security discounts	(120)	(14)
Net gain on sale/disposal of premises and equipment	(8)	0
Increase in accrued interest receivable	(1,043)	(445)
Increase in accrued interest payable	113	124
Increase (decrease) in taxes payable	2,746	(407)
Net (decrease) increase in other liabilities	(3,218)	3,236
Net increase in other assets	(562)	(1,877)

Net cash provided by operating activities	12,622	6,238

INVESTING ACTIVITIES

Increase in investments in interest bearing deposits with other financial institutions	(128)	(380)
Purchases of investment securities	(15,083)	(2,838)
Proceeds from maturities of investment securities	3,450	4,450
Decrease in guaranteed loans	1,350	1,834
Net increase in other loans	(192,407)	(194,671)
Proceeds from sale of premises and equipment	20	0
Purchases of premises and equipment	(992)	(647)

Net cash used in investing activities	(203,790)	(192,252)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	202,135	158,137
Net increase in time deposits	8,625	18,205
Decrease in note payable	(75)	(74)
Decrease in Federal Home Loan Bank advances	(76,687)	(2,000)
Issuance of subordinated debentures	0	7,732
Proceeds for issuance of common stock, net	0	16,395
Other changes in shareholders’ equity	671	(23)
Net cash provided by financing activities	134,669	198,372

(Decrease) increase in cash and cash equivalents	(56,499)	12,358

Cash and cash equivalents, beginning of period	119,505	43,006

Cash and cash equivalents, end of period	$63,006	$55,364

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,882	$3,125
Income taxes paid	$10,042	$2,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Stock Compensation Plans

At June 30, 2005, the Company had two stock-based employee incentive plans, which are described more fully in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. During May 2005, the Company granted options to buy up to 56,500 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  The exercise price of the options is $61.50 and all options vest over seven years and expire in 2015.  No other stock options were granted during the first six months of 2005 or 2004.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	June 30,	June 30,
	2005	2004

Net income to common shareholders:

As Reported	$6,375,000	$1,939,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	62,000	63,000

Pro forma net income	$6,313,000	$1,876,000

Basic earnings per share:
As reported	$1.59	$0.57
Pro forma	$1.57	$0.55

Diluted earnings per share:
As reported	$1.49	$0.48
Pro forma	$1.47	$0.46

	Six Months Ended
	June 30,	June 30,
	2005	2004

Net income to common shareholders:
As Reported	$11,617,000	$3,601,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	135,000	126,000

Pro forma net income	$11,482,000	$3,475,000

Basic earnings per share:
As reported	$2.90	$1.13
Pro forma	$2.86	$1.09

Diluted earnings per share:
As reported	$2.72	$0.95
Pro forma	$2.68	$0.92

The estimated fair value of options granted during May 2005 was $36.74 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.3 percent and expected lives of 10 years. There were no other options granted during 2005 or 2004.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 154 – In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS No. 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Statement of Financial Accounting Standards No. 123R - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005.

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

	Three Months Ended June 30, 2005
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$6,375,000	4,015,855	$1.59

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		269,532	(0.10)

Diluted EPS
Income available to common shareholders	$6,375,000	4,285,387	$1.49

	Three Months Ended June 30, 2004
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$1,939,000	3,431,537	$0.57

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		346,983	(0.06)
Incremental shares from assumed Conversion of convertible subordinated debentures	132,750	545,455	(0.03)

Diluted EPS
Income available to common shareholders	$2,071,750	4,323,975	$0.48

	Six Months Ended June 30, 2005
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$11,617,000	4,008,446	$2.90

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		268,590	(0.18)

Diluted EPS
Income available to common shareholders	$11,617,000	4,277,036	$2.72

	Six Months Ended June 30, 2004
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$3,601,000	3,180,831	$1.13

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		346,245	(0.11)

Incremental shares from conversion of convertible subordinated debentures	265,500	545,455	(0.07)

Diluted EPS
Income available to common shareholders	$3,866,500	4,072,531	$0.95

NOTE 3 -                                               As of June 30, 2005 the Bank had a total of $4,868,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                                               The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the six month periods ended June 30, 2005 and 2004, the Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Net Income	$6,375	$1,939	11,617	$3,601
Other comprehensive income	11	0	9	0

Total comprehensive income	$6,386	$1,939	$11,626	$3,601

NOTE 5 -                                           Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of June 30, 2005 and 2004: core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

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

Total assets of TASC at June 30, 2005 and December 31, 2004 were $895,000 and $651,000, respectively and total assets of Trust Services at June 30, 2005 and December 31, 2004 were $47,000 and $55,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (in thousands) for the core banking operations, administrative services, and trust services for the three and six month periods ended June 30, 2005 and 2004.

	Three Month Period Ended June 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$19,726			$19,726
Provision for loan losses	1,500			1,500
Other operating income	745	$533	$297	1,575
Operating expenses	8,297	201	215	8,713
Provision for income taxes	4,543	136	34	4,713

Net income	$6,131	$196	$48	$6,375

	Three Month Period Ended June 30, 2004
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$10,331			$10,331
Provision for loan losses	915			915
Other operating income	596	$412	$225	1,233
Operating expenses	6,962	132	201	7,295
Provision for income taxes	1,290	115	10	1,415

Net income	$1,760	$165	$14	$1,939

	Six Month Period Ended June 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$36,869			$36,869
Provision for loan losses	2,700			2,700
Other operating income	1,312	$1,134	$610	3,056
Operating expenses	16,240	378	417	17,035
Provision for income taxes	8,184	310	79	8,573

Net income	$11,057	$446	$114	$11,617

	Six Month Period Ended June 30, 2004
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$19,530			$19,530
Provision for loan losses	1,802			1,802
Other operating income	1,325	$793	$434	2,552
Operating expenses	13,422	322	392	14,136
Provision for income taxes	2,333	193	17	2,543

Net income	$3,298	$278	$25	$3,601

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

As of June 30, 2005 total assets were $1,452,054,000 compared to $1,306,118,000 at December 31, 2004, an increase of $145,936,000 or 11.2% and the June 30, 2005 asset level represents a $471,826,000 (48.1%) increase over the $980,228,000 that existed on the same date in 2004.  The 2005 asset increase reflects a corresponding increase in total deposits of $210,760,000 or 21.1%, from $1,000,052,000 at the end of 2004 to $1,210,812,000 at June 30, 2005.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, and noninterest bearing deposits, while time deposits also experienced an increase. Savings deposits experienced a slight decrease.  There were several changes in the composition of the Bank’s assets during the first six months of 2005.  The Bank’s core loan portfolio grew significantly by $188,357,000 during the six month period, bringing the Bank’s total loans to $1,332,586,000 at June 30, 2005 from the December 31, 2004 total of $1,144,229,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $56.5 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $6,375,000 in the three months ended June 30, 2005, compared to earnings of $1,939,000 in the second quarter of 2004. The results for the six months ended June 30, 2005 was earnings of $11,617,000 compared to net income of $3,601,000 for the corresponding period of 2004, an increase of 223%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2004, in the first six months of 2005 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first six months of 2005.  The 2005 asset growth reflects a corresponding increase in total deposits resulting in an increase in full service bank branches during 2003 and an increase in personnel in 2004 and 2005.

Total interest income increased by $12,203,000 (101%) for the second quarter of 2005 compared to the same period in 2004, and increased by $22,084,000 (97%) for the six month period ended June 30, 2005 compared to the prior year as total earning assets were substantially higher (45%) in 2005 than in 2004.  The majority of the increase in interest income arises from a substantial increase of $12,105,000 (101%) in interest on loans from $12,025,000 for the three months ended June 30, 2004 compared to $24,130,000 for the same period in 2005.  Although interest income increased reflecting an increase in the loan portfolio of $436,225,000 (49%) from June 30, 2004 to June 30, 2005, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended June 30, 2005 interest expense on deposits increased by $1,755,000 (150%) to $2,927,000 from the 2004 level of $1,172,000 and for the six months ended June 30, 2005 interest expense on deposits increased by $2,994,000 (138%) to $5,158,000 from the 2004 level of $2,164,000 due to an increase in total deposits of $370,524,000 (44%) from June 30, 2004 to June 30, 2005. The increases in deposits were primarily in noninterest bearing demand deposit accounts, money market deposits and time deposits, while savings deposits increased slightly.  For the three months ended June 30, 2005 interest expense on subordinated debentures increased by $141,000 (31%), to $595,000 from the 2004 level of $454,000 due to an increase of $5,619,000 in subordinated debentures at June 30, 2005 compared to June 30, 2004 and also due to an increase in interest rates during the period. For the six months ended June 30, 2005 interest expense on subordinated debentures increased by $291,000 (35%), to $1,120,000 from the 2004 level of $829,000 due to the increase in subordinated debentures compared to the prior year and also due to an increase in interest rates during the period. For the three months ended June 30, 2005 interest expense on FHLB advances increased by $912,000 (829%), to $1,022,000 from the 2004 level of $110,000 due to an increase of $60,000,000 in FHLB advances at June 30, 2005 compared to June 30, 2004 and also due to an increase in interest rates during the period. For the six months ended June 30, 2005 interest expense on FHLB advances increased by $1,461,000 (573%), to $1,716,000 from the 2004 level of $255,000 due to the increase in FHLB advances compared to the prior year and also due to an increase in interest rates during the period. The net result was an increase in net interest income of $9,395,000 (91%), from $10,331,000 in the second quarter of 2004 to $19,726,000 for the second quarter of 2005 and an increase in net interest income of $17,339,000 (89%), from $19,530,000 for the six months ended June 30, 2004 to $36,869,000 for the first six months of 2005.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended June 30,
	2005			2004
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income(2)	Rate %	Balance	Income (2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,297,410	$24,130	7.4%	$842,530	$12,025	5.7%

Interest-bearing deposits in financial institutions	3,269	15	1.8%	3,108	8	1.0%

Investment securities	15,121	99	2.6%	2,175	5	0.9%

Federal funds sold	3,561	27	3.0%	11,065	30	1.1%

Total Interest Earning Assets	$1,319,361	$24,271	7.4%	$858,878	$12,068	5.6%

	For Three Month Period Ended June 30,
	2005			2004
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$43,324	$46	0.4%	$35,254	$29	0.3%

Money market accounts	488,536	1,815	1.5%	318,045	663	0.8%

Time deposits	168,987	1,066	2.5%	142,139	480	1.4%

Subordinated debentures	41,238	595	5.8%	35,619	454	5.1%

FHLB advances	135,275	1,022	3.0%	43,242	110	1.0%

Other borrowings	272	1	1.5%	830	1	0.5%

Total Interest Bearing Liabilities	$877,632	$4,545	2.1%	$575,129	$1,737	1.2%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $14,151,000 in 2005 and $8,723,000 in 2004 and is not net of deferred loan fees, which had an average balance in the second quarter of $6,801,000 in 2005 and $4,833,000 in 2004.

(2)           Includes loan fees in the second quarter of $2,044,000 in 2005 and $1,270,000 in 2004.

	For Six Month Period Ended June 30,
	2005			2004
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income(2)	Rate %	Balance	Income (2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,243,090	$44,584	7.2%	$796,626	$22,688	5.7%

Interest-bearing deposits in financial institutions	3,255	31	1.9%	3,063	16	1.0%

Investment securities	9,805	120	2.4%	2,868	13	0.9%

Federal funds sold	10,528	129	2.5%	12,481	63	1.0%

Total Interest Earning Assets	$1,266,678	$44,864	7.1%	$815,038	$22,780	5.6%

	For Six Month Period Ended June 30,
	2004			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$39,832	$80	0.4%	$33,707	$58	0.3%

Money market accounts	468,539	3,152	1.3%	292,464	1,164	0.8%

Time deposits	166,219	1,926	2.3%	140,619	942	1.3%

Subordinated debentures	41,238	1,120	5.4%	32,305	829	5.1%

Other borrowings	182	1	1.1%	614	2	0.7%

FHLB advances	123,612	1,716	2.8%	48,365	255	1.1%

Total Interest Bearing Liabilities	$839,622	$7,995	1.9%	$548,074	$3,250	1.2%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $13,453,000 in 2005 and $8,426,000 in 2004 and is not net of the deferred loan fees, which had an average balance in the first six months of $6,830,000 in 2005 and $4,554,000 in 2004.

(2)           Includes loan fees in the first six months of $3,686,000 in 2005 and $2,237,000 in 2004.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Total interest income (1)	$24,271	$12,068	$44,864	$22,780

Total interest expense	4,545	1,737	7,995	3,250

Net interest earnings	$19,726	$10,331	$36,869	$19,530

Average interest earning assets	$1,319,361	$858,878	$1,266,678	$815,038

Average interest bearing liabilities	877,632	$575,129	$839,622	$548,074

Net yield on average interest earning assets	6.0%	4.8%	5.8%	4.8%

(1)           Includes loan fees in the second quarter of $2,044,000 in 2005 and $1,270,000 in 2004 and first six months of $3,686,000 in 2005 and $2,237,000 in 2004.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease)			Increase (Decrease)
	For the Three Month Periods			For the Six Month Periods
	Ended June 30,			Ended June 30,
	2005 over 2004			2005 over 2004
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$7,753	$4,352	$12,105	$14,970	$6,926	$21,896

Interest-bearing deposits in financial institutions	0	7	7	1	14	15

Federal Funds sold	2	(5)	(3)	(8)	74	66

Investment securities	72	22	94	63	44	107

Total Interest Earning Assets	$7,827	$4,376	$12,203	$15,026	$7,058	$22,084

Interest Expense (1)

Savings	$7	$10	$17	$11	$11	$22

Money market	468	684	1,152	926	1,062	1,988

Subordinated debentures	77	64	141	240	51	291

Time	105	481	586	196	788	984

FHLB advances	474	438	912	713	748	1,461

Other borrowings	0	0	0	(42)	41	(1)

Total Interest Bearing Liabilities	$1,131	$1,677	$2,808	$2,044	$2,701	$4,745

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees in the second quarter of $2,044,000 in 2005 and $1,270,000 in 2004 and first six months of $3,686,000 in 2005 and $2,237,000 in 2004.

OTHER OPERATING INCOME

Other operating income increased to $1,575,000 in the second quarter of 2005 from $1,233,000 in the three months ended June 30, 2004.  For the first six months of 2005 other operating income also increased to $3,056,000 from $2,552,000 for the first six months of 2004.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $533,000 for the second quarter of 2005 and $1,134,000 for the six months ended June 30, 2005 in contrast with $412,000 in the second quarter of 2004 and $793,000 in the first six months of 2004.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $618,000 in the first six months of 2005 and revenue of $438,000 during the first six months of 2004.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $283,000 for the second quarter of 2005 and $561,000 for the six months ended June 30, 2005 in contrast with $225,000 for the second quarter of 2004 and $545,000 for the six months ended June 30, 2004.  During the first six months of 2005 $12,000 in gains and $4,000 in losses on sales of premises and equipment were realized.  No gains or losses were realized on sales of premises and equipment in the first six months of 2004.  No gains or losses on securities sales were realized in the first six months of 2005 or 2004.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross
		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
June 30, 2005
U.S. Treasury securities	$12,172	$(1)	$12,171
U.S. government sponsored enterprise securities	986	(1)	985
Mutual Funds	2,025	15	2,040

	$15,183	$13	$15,196

December 31, 2004

U.S. Treasury securities	$2,444,000	$0	$2,444,000
U.S. government sponsored enterprise securities	990,000	0	990,000

	$3,434,000	$0	$3,434,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2005 and December 31, 2004:

		June 30, 2005	December 31, 2004
		(Dollars in Thousands)

Commercial loans		$163,906	$153,480
Real estate construction loans		169,407	129,106
Real estate loans		1,014,661	871,567
Government guaranteed loans		4,651	6,001
Other loans		1,791	2,973

	Total loans	1,354,416	1,163,127

Less	• Allowances for loan losses	14,817	11,825
	• Deferred loan fees	7,013	7,073

	Net loans	$1,332,586	$1,144,229

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $14,817,000 and $11,825,000 (or 1.10% and 1.02% of gross outstanding loans) at June 30, 2005 and December 31, 2004 respectively.  Provisions for loan losses were $1,500,000 and $2,700,000 for the three and six month periods ended June 30, 2005, compared to $915,000 and $1,802,000 for the same periods of 2004. For the three and six months ended June 30, 2005, the Company experienced net loan charge-offs of $35,000 and $35,000, respectively; by comparison, in the first three and six months of 2004 the Company experienced net loan charge-offs of $515,000 and $515,000, respectively.  The Company had loan recoveries of $130,000 and $113,000 during the six months ended June 30, 2005 and 2004.

For the quarter ended June 30, 2005 the Company has identified loans having an aggregate average balance of $675,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended June 30, 2004 the Company had identified loans having an aggregate average balance of $938,000 which it concluded were impaired under SFAS No. 114.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans which at June 30, 2005 totaled $126,000 for the loans as a group.

OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2005 compared to the same period of 2004.  Operating expenses rose to a total of $8,713,000 for the second quarter of 2005 from $7,295,000 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 operating expenses totaled $17,035,000, an increase from $14,136,000 for the corresponding period in 2004.

Salary and related benefits increased by $866,000, rising from a total of $4,707,000 for the second quarter of 2004 to $5,573,000 for the same period in 2005, and also rose for the six months ended June 30, 2005 to $10,890,000 from $9,241,000 for the same period in 2004.  The increase principally reflects increases in staffing which took place during 2004 and 2005 in the regional and main offices and also reflects employee salary adjustments.  Occupancy expense rose to $598,000 for the three months ended June 30, 2005 from $428,000 in the second quarter of 2004, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  Total other operating expenses rose in 2005 compared to the prior year, increasing from $4,042,000 for the first six months of 2004 to $4,751,000 for the same period of 2005.  The second quarter expenses increased from $2,160,000 in 2004 to $2,542,000 for the same period of 2005.

The combined effects of the above-described factors resulted in income before taxes of $11,088,000 for the three months ended June 30, 2005 compared to $3,354,000 for the second quarter of 2004.  For the six months ended June 30, 2005 income before taxes is $20,190,000 compared to $6,144,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for taxes increased from $1,415,000 in 2004 to

$4,713,000 in 2005.  For the six months ended June 30, 2005 the provisions were $8,573,000 compared to $2,543,000 in 2004.  This brought net income for the second quarter of 2005 to $6,375,000 compared to $1,939,000 for the same period in 2004.  For the six months ended June 30, net income in 2005 was $11,617,000, while 2004 net income through June 30 was $3,601,000.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 6.7% of total deposits at June 30, 2005.  This level represents a decrease from the 12.6% liquidity level which existed on December 31, 2004.  In addition, at June 30, 2005 some $4.7 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The Bank’s liquidity posture is further enhanced by the availability of substantial borrowing facilities from the Federal Home Loan Bank and correspondent banks.  The ratio of net loans (including government guaranteed loans) to deposits was 110% and 114% as of June 30, 2005 and December 31, 2004, respectively.

Total shareholders’ equity was $89,743,000 and $77,446,000 as of June 30, 2005 and December 31, 2004, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-05	12-31-04
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	8.6%	8.7%
Bank	9.2%	9.7%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	6-30-05	12-31-04
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	8.8%	8.7%
Bank	9.4%	9.7%

	6-30-05	12-31-04
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	10.6%	11.0%
Bank	10.5%	10.7%

At June 30, 2005, the Company and the Bank exceeded the minimum risk-based capital ratios and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of a recent examination by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI) of the issuer’s subsidiary, First Regional Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (BSA).  As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed the majority of such concerns.  The Bank anticipates entering into an informal agreement with the FDIC and DFI with respect to such corrective action.  While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended June 30, 2005.

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

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $41,238,000 at both June 30, 2005 and December 31, 2004 (the “Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2005, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

	Floating	Less than	One month but less than	Six months but less than	One year but less than	Five years	Non- interest earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	0	0	0	0	0	0	0	0

Interest-bearing deposits in financial institutions	0	0	96	3,238	30	0	0	3,364
Investment securities	0	0	15,196	0	0	0	0	15,196
Subtotal	0	0	15,292	3,238	30	0	0	18,560

Loans	1,328,082	67	2,930	194	1,313	0	0	1,332,586
Total earning assets	1,328,082	67	18,222	3,432	1,343	0	0	1,351,146

Cash and due from banks	0	0	0	0	0	0	63,006	63,006
Premises and equipment	0	0	0	0	0	0	3,674	3,674
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	34,228	34,228
Total non-earning assets	0	0	0	0	0	0	100,908	100,908

Total assets	1,328,082	67	18,222	3,432	1,343	0	100,908	1,452,054

Advances from FHLB	0	100,000	0	0	0	0	0	100,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	100,000	0	0	0	0	0	100,000

Savings deposits	38,817	0	0	0	0	0	0	38,817
Money market deposits	581,584	0	0	0	0	0	0	581,584
Time deposits	0	54,464	100,038	10,848	4,779	0	0	170,129
Subordinated Debentures	0	41,238	0	0	0	0	0	41,238
Total interest bearing liabilities	620,401	195,702	100,038	10,848	4,779	0	0	931,768

Demand deposits	0	0	0	0	0	0	420,282	420,282
Other liabilities	487	0	0	0	0	0	9,774	10,261
Equity capital	0	0	0	0	0	0	89,743	89,743
Total non-interest bearing liabilities and equity capital	487	0	0	0	0	0	519,799	520,286

Total liabilities and equity capital	620,888	195,702	100,038	10,848	4,779	0	519,799	1,452,054

GAP	707,194	(195,635)	(81,816)	(7,416)	(3,436)	0	(418,891)	0

Cumulative GAP	707,194	511,559	429,743	422,327	418,891	418,891	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Government Sponsored Enterprises securities. As mentioned above, no gains or losses were recorded on securities sales in the first six months of 2005 or 2004.  As of June 30, 2005 the Company’s investment portfolio contained unrealized gains of $15,000 and $2,000 unrealized losses.  As of June 30, 2004 the Company’s investment portfolio contained no unrealized gains or losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 17, 2005. Three Class 1 Directors were elected as follows (Class 1 Directors serve until the 2007 Annual Meeting):

		votes against
Class 2	votes for	or withheld	abstentions
Gary M. Horgan	3,314,256	78,153	none
Richard E. Schreiber	3,287,009	105,400	none
Thomas E. McCullough	3,319,558	72,851	none

The term of all Class 2 Directors continues until the next annual meeting of shareholders, scheduled for May of 2006.  The Class 2 Directors are Fred M. Edwards, H. Anthony Gartshore, Lawrence J. Sherman and Jack A. Sweeney.

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

FIRST REGIONAL BANCORP

Date: August 12, 2005	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: August 12, 2005	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 12, 2005	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act