Form 10-Q
period 2005-09-30
FIRST REGIONAL BANCORP
filed 2005-11-14
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended  September 30, 2005

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	4,080,309
Class	Outstanding on November 10, 2005

FIRST REGIONAL BANCORP

INDEX

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Financial Condition (unaudited)

Condensed Consolidated Statements of Earnings (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCRP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

Cash and due from banks	$102,858	$51,480
Federal funds sold	0	68,025
Cash and cash equivalents	102,858	119,505

Investment securities, available for sale, at fair value (with amortized cost of $4,200 in 2005 and $3,434 in 2004)	4,161	3,434

Interest-bearing deposits in financial institutions	3,709	3,236

Loans, net of allowance for losses of $16,275 in 2005 and $11,825 in 2004	1,494,923	1,144,229

Premises and equipment, net of accumulated depreciation	3,645	3,091

Accrued interest receivable and other assets	35,438	32,623

Total Assets	$1,644,734	$1,306,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$441,916	$361,873
Interest bearing:
Savings deposits	47,667	38,914
Money market deposits	672,852	437,761
Time deposits	178,279	161,504
Total deposits	1,340,714	1,000,052

Federal Home Loan Bank advances	135,000	176,687
Note payable	450	562
Accrued interest payable and other liabilities	9,591	10,133
Subordinated debentures	61,857	41,238
Total Liabilities	1,547,612	1,228,672

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common Stock, no par value, 50,000,000 shares authorized; 4,080,000 and 4,051,000 outstanding in 2005 and 2004, respectively	48,944	47,970
Less: Unearned ESOP shares; 47,000 and 59,000 outstanding in 2005 and 2004, respectively	(426)	(533)
Total common stock, no par value; outstanding 4,033,000 in 2005 and 3,992,000 in 2004	48,518	47,437
Retained earnings	48,630	30,009
Accumulated other comprehensive loss, net of tax	(26)	0
Total Shareholders’ Equity	97,122	77,446

Total Liabilities and Shareholders’ Equity	$1,644,734	$1,306,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME:

Interest and fees on loans	$28,582	$14,343	$73,166	$37,031
Interest on investment securities	44	13	164	26
Interest on deposits in financial institutions	19	9	50	25
Interest on federal funds sold	19	47	148	110

Total interest income	28,664	14,412	73,528	37,192

INTEREST EXPENSE:

Interest on deposits	4,629	1,532	9,787	3,696
Interest on subordinated debentures	639	477	1,759	1,306
Interest on FHLB advances	1,077	109	2,793	364
Interest on other borrowings	3	0	4	2

Total interest expense	6,348	2,118	14,343	5,368

Net interest income	22,316	12,294	59,185	31,824

PROVISION FOR LOAN LOSSES	1,505	1,100	4,205	2,902

Net interest income after provision for loan losses	20,811	11,194	54,980	28,922

OTHER OPERATING INCOME:
Customer service fees	1,461	1,150	4,147	3,349
Other, net	229	183	599	536
Total other operating income	1,690	1,333	4,746	3,885

OPERATING EXPENSES:
Salaries and related benefits	6,437	4,452	17,327	13,693
Occupancy expense	597	427	1,991	1,280
Equipment expense	308	250	788	633
Promotion expense	140	91	374	252
Professional service expense	632	543	1,836	1,578
Customer service expense	355	246	1,043	672
Supply/communication expense	257	237	794	673
Other expenses	1,613	829	3,221	2,430
Total operating expenses	10,339	7,075	27,374	21,211

Income before provision for income taxes	12,162	5,452	32,352	11,596

PROVISION FOR INCOME TAXES	5,158	2,260	13,731	4,803

NET INCOME	$7,004	$3,192	$18,621	$6,793

EARNINGS PER SHARE: (Note 2)
Basic	$1.74	$0.93	$4.64	$2.09
Diluted	$1.63	$0.79	$4.34	$1.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

OPERATING ACTIVITIES

Net Income	$18,621	$6,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,205	2,902
Depreciation and amortization	596	333
Premium amortization on investment securities	110	0
Accretion of investment security discounts	(162)	(26)
Net gain on sale/disposal of premises and equipment	(8)	0
Increase in accrued interest receivable	(2,018)	(861)
Increase in accrued interest payable	431	168
Increase (decrease) in taxes payable	304	(423)
Net (decrease) increase in other liabilities	(1,277)	1,420
Net increase in other assets	(797)	(2,121)

Net cash provided by operating activities	20,005	8,185

INVESTING ACTIVITIES

Increase in investments in interest bearing deposits with other financial institutions	(473)	(208)
Purchases of investment securities	(16,259)	(8,077)
Proceeds from maturities of investment securities	15,655	9,800
(Increase) decrease in guaranteed loans	(743)	2,474
Net increase in other loans	(354,266)	(273,629)
Proceeds from sale of premises and equipment	20	0
Purchases of premises and equipment	(1,162)	(1,047)

Net cash used in investing activities	(357,228)	(270,687)

FINANCING ACTIVITIES

Net increase in noninterest bearing deposits, money market deposits, and other deposits	323,887	270,595
Net increase in time deposits	16,775	14,517
Decrease in note payable	(112)	(112)
Decrease in Federal Home Loan Bank advances	(41,687)	(22,000)
Issuance of subordinated debentures	20,619	7,672
Proceeds from issuance of common stock, net	260	16,395
Other changes in shareholders’ equity	834	179
Net cash provided by financing activities	320,576	287,246

(Decrease) increase in cash and cash equivalents	(16,647)	24,744

Cash and cash equivalents, beginning of period	119,505	43,006

Cash and cash equivalents, end of period	$102,858	$67,750

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,911	$5,200
Income taxes paid	$17,642	$5,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Stock Compensation Plans

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009 and is more fully described in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In May 2005, the Company adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 200,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 59,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $61.50 to $75.00.  No other stock options were granted during the first nine months of 2005 or 2004.

The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	September 30,	September 30,
	2005	2004

Net income to common shareholders:

As Reported	$7,004,000	$3,192,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	95,000	63,000

Pro forma net income	$6,909,000	$3,129,000

Basic earnings per share:
As reported	$1.74	$0.93
Pro forma	$1.72	$0.91

Diluted earnings per share:
As reported	$1.63	$0.79
Pro forma	$1.60	$0.78

	Nine Months Ended
	September 30,	September 30,
	2005	2004

Net income to common shareholders:
As Reported	$18,621,000	$6,793,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	231,000	189,000

Pro forma net income	$18,390,000	$6,604,000

Basic earnings per share:
As reported	$4.64	$2.09
Pro forma	$4.58	$2.03

Diluted earnings per share:
As reported	$4.34	$1.80
Pro forma	$4.29	$1.75

The estimated fair value of options granted during May 2005 was $36.74 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.3 percent and expected lives of 10 years.  The estimated fair value of options granted during July 2005 was $45.18 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.6 percent and expected lives of 10 years. There were no other options granted during 2005 or 2004.

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

	Three Months Ended September 30, 2005
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$7,004,000	4,026,210	$1.74

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		278,467	(0.11)

Diluted EPS
Income available to common shareholders	$7,004,000	4,304,677	$1.63

	Three Months Ended September 30, 2004
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$3,192,000	3,436,790	$0.93

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		205,159	(0.05)

Incremental shares from assumed Conversion of convertible subordinated debentures	132,000	543,273	(0.09)

Diluted EPS
Income available to common shareholders	$3,324,000	4,185,222	$0.79

	Nine Months Ended September 30, 2005
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$18,621,000	4,014,381	$4.64

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		273,057	(0.30)

Diluted EPS
Income available to common shareholders	$18,621,000	4,287,438	$4.34

	Nine Months Ended September 30, 2004
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$6,793,000	3,257,946	$2.09

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		202,739	(0.13)

Incremental shares from conversion of convertible subordinated debentures	397,000	543,273	(0.16)

Diluted EPS
Income available to common shareholders	$7,190,000	4,003,958	$1.80

NOTE 3 -                                             As of September 30, 2005 the Bank had a total of $7,370,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 4 -                                             The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains and losses on available-for-sale securities.  For the nine month periods ended September 30, 2005 and 2004, the Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Net Income	$7,004	$3,192	18,621	$6,793
Other comprehensive income (loss)	(35)	1	(26)	1

Total comprehensive income	$6,969	$3,193	$18,595	$6,794

NOTE 5 -                                             Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of September 30, 2005 and 2004: core banking operations, the administrative services in relation to TASC (as defined below), and Trust Services.  The following describes these three business segments:

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

Total assets of TASC at September 30, 2005 and December 31, 2004 were $980,000 and $651,000, respectively and total assets of Trust Services at September 30, 2005 and December 31, 2004 were $45,000 and $55,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (in thousands) for the core banking operations, administrative services, and trust services for the three and nine month periods ended September 30, 2005 and 2004.

	Three Month Period Ended September 30, 2005
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$22,316			$22,316
Provision for loan losses	1,505			1,505
Other operating income	735	$578	$377	1,690
Operating expenses	9,958	136	245	10,339
Provision for income taxes	4,923	181	54	5,158

Net income	$6,665	$261	$78	$7,004

	Three Month Period Ended September 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$12,294			$12,294
Provision for loan losses	1,100			1,100
Other operating income	658	$418	$257	1,333
Operating expenses	6,760	122	193	7,075
Provision for income taxes	2,113	121	26	2,260

Net income	$2,979	$175	$38	$3,192

	Nine Month Period Ended September 30, 2005
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$59,185			$59,185
Provision for loan losses	4,205			4,205
Other operating income	2,047	$1,712	$987	4,746
Operating expenses	26,198	514	662	27,374
Provision for income taxes	13,107	491	133	13,731

Net income	$17,722	$707	$192	$18,621

	Nine Month Period Ended September 30, 2004
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$31,824			$31,824
Provision for loan losses	2,902			2,902
Other operating income	1,983	$1,211	$691	3,885
Operating expenses	20,182	444	585	21,211
Provision for income taxes	4,446	314	43	4,803

Net income	$6,277	$453	$63	$6,793

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

As of September 30, 2005 total assets were $1,644,734,000 compared to $1,306,118,000 at December 31, 2004, an increase of $338,616,000 or 26% and the September 30, 2005 asset level represents a $574,227,000 or 54% increase over the $1,070,507,000 that existed on the same date in 2004.  The 2005 asset increase reflects a corresponding increase in total deposits of $340,662,000 or 34%, from $1,000,052,000 at the end of 2004 to $1,340,714,000 at September 30, 2005.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, and noninterest bearing deposits, while time deposits and savings deposits also experienced an increase.  There were several changes in the composition of the Bank’s assets during the first nine months of 2005.  The Bank’s core loan portfolio grew significantly by $350,694,000 during the nine month period, bringing the Bank’s total loans to $1,494,923,000 at September 30, 2005 from the December 31, 2004 total of $1,144,229,000.  The combined effect of the substantial increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Cash and cash equivalents (cash and due from banks and federal funds sold), decreased by $16.6 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $7,004,000 in the three months ended September 30, 2005, compared to earnings of $3,192,000 in the third quarter of 2004. The results for the nine months ended September 30, 2005 was earnings of $18,621,000 compared to net income of $6,793,000 for the corresponding period of 2004, an increase of 174%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2004, in the first nine months of 2005 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first nine months of 2005.  The 2005 asset growth reflects a corresponding increase in total deposits resulting in an increase in full service bank branches during 2003 and an increase in personnel in 2004 and 2005.

Total interest income increased by $14,252,000 (99%) for the third quarter of 2005 compared to the same period in 2004, and increased by $36,336,000 (98%) for the nine month period ended September 30, 2005 compared to the prior year as total earning assets were substantially higher (53%) in 2005 than in 2004.  The majority of the increase in interest income arises from a substantial increase of $14,239,000 (99%) in interest on loans from $14,343,000 for the three months ended September 30, 2004 compared to $28,582,000 for the same period in 2005 and the substantial increase of $36,135,000 (98%) in interest on loans from $37,031,000 for the nine months ended September 30, 2004 compared to $73,166,000 for the same period in 2005.  Although interest income increased reflecting an increase in the loan portfolio of $521,344,000 (54%) from September 30, 2004 to September 30, 2005, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended September 30, 2005 interest expense on deposits increased by $3,097,000 (202%) to $4,629,000 from the 2004 level of $1,532,000 and for the nine months ended September 30, 2005 interest expense on deposits increased by $6,091,000 (165%) to $9,787,000 from the 2004 level of $3,696,000 due to an increase in total deposits of $391,656,000 (41%) from September 30, 2004 to September 30, 2005. The increases in deposits were primarily in noninterest bearing demand deposit accounts and money market deposits, while savings deposits and time deposits also increased.  For the three months ended September 30, 2005 interest expense on subordinated debentures increased by $162,000 (34%), to $639,000 from the 2004 level of $477,000 due to an increase of $5,906,000 in the average of subordinated debentures for the three months ended September 30, 2005 compared to the corresponding period ended September 30, 2004 and also due to an increase in interest rates during the period. For the nine months ended September 30, 2005 interest expense on subordinated debentures increased by $453,000 (35%), to $1,759,000 from the 2004 level of $1,306,000 due to the increase in subordinated debentures compared to the prior year and also due to an increase in interest rates during the period. For the three months ended September 30, 2005 interest expense on FHLB advances increased by $968,000 (888%), to $1,077,000 from the 2004 level of $109,000 due to an increase of $115,000,000 in FHLB advances at September 30, 2005 compared to September 30, 2004 and also due to an increase in interest rates during the period. For the nine months ended September 30, 2005 interest expense on FHLB advances increased by $2,429,000 (667%), to $2,793,000 from the 2004 level of $364,000 due to the increase in FHLB advances compared to the prior year and also due to an increase in interest rates during the period. The net result was an increase in net interest income of $10,022,000 (82%), from $12,294,000 in the third quarter of 2004 to $22,316,000 for the third quarter of 2005 and an increase in net interest income of $27,361,000 (86%), from $31,824,000 for the nine months ended September 30, 2004 to $59,185,000 for the first nine months of 2005.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$1,440,304	$28,582	7.9%	$947,181	$14,343	6.1%

Interest-bearing deposits in financial institutions	3,537	19	2.1%	3,289	9	1.1%

Investment securities	7,891	44	2.2%	3,881	13	1.3%

Federal funds sold	2,183	19	3.5%	13,164	47	1.4%

Total Interest Earning Assets	$1,453,915	$28,664	7.9%	$967,515	$14,412	6.0%

	For Three Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$39,953	$65	0.7%	$37,547	$40	0.4%

Money market accounts	586,840	3,071	2.1%	390,097	968	1.0%

Time deposits	194,313	1,493	3.1%	142,720	524	1.5%

Subordinated debentures	41,910	639	6.1%	35,559	477	5.4%

FHLB advances	120,761	1,077	3.6%	27,935	109	1.6%

Other borrowings	102	3	11.8%	42	0	0.0%

Total Interest Bearing Liabilities	$983,879	$6,348	2.6%	$633,900	$2,118	1.3%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $15,620,000 in 2005 and $9,545,000 in 2004 and is not net of deferred loan fees, which had an average balance in the third quarter of $7,008,000 in 2005 and $5,721,000 in 2004.

(2)                                  Includes loan fees in the third quarter of $2,336,000 in 2005 and $1,332,000 in 2004.

	For Nine Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans (1)	$1,309,550	$73,166	7.4%	$847,178	$37,031	5.8%

Interest-bearing deposits in financial institutions	3,350	50	2.0%	3,089	25	1.1%

Investment securities	9,160	164	2.4%	3,208	26	1.1%

Federal funds sold	7,716	148	2.6%	12,710	110	1.2%

Total Interest Earning Assets	$1,329,776	$73,528	7.4%	$866,185	$37,192	5.7%

	For Nine Month Period Ended September 30,
	2005			2004
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Savings deposits	$39,873	$145	0.5%	$34,996	$98	0.4%

Money market accounts	508,406	6,223	1.6%	325,246	2,132	0.9%

Time deposits	175,681	3,419	2.6%	141,275	1,466	1.4%

Subordinated debentures	41,465	1,759	5.7%	35,559	1,306	4.9%

FHLB advances	122,652	2,793	3.0%	41,505	364	1.2%

Other borrowings	155	4	3.4%	422	2	0.6%

Total Interest Bearing Liabilities	$888,232	$14,343	2.2%	$579,003	$5,368	1.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $14,183,000 in 2005 and $8,802,000 in 2004 and is not net of the deferred loan fees, which had an average balance in the first nine months of $6,890,000 in 2005 and $4,946,000 in 2004.

(2)                                  Includes loan fees in the first nine months of $6,022,000 in 2005 and $3,569,000 in 2004.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Total interest income (1)	$28,664	$14,412	$73,528	$37,192

Total interest expense	6,348	2,118	14,343	5,368

Net interest earnings	$22,316	$12,294	$59,185	$31,824

Average interest earning assets	$1,453,915	$967,515	$1,329,776	$866,185

Average interest bearing liabilities	983,879	$633,900	$888,232	$579,003

Net yield on average interest earning assets	6.1%	5.1%	5.9%	4.9%

(1)                                  Includes loan fees in the third quarter of $2,336,000 in 2005 and $1,332,000 in 2004 and first nine months of $6,022,000 in 2005 and $3,569,000 in 2004.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Increase (Decrease) For the Three Month Periods Ended September 30, 2005 over 2004			Increase (Decrease) For the Nine Month Periods Ended September 30, 2005 over 2004
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest Income (1)

Loans (2)	$8,920	$5,319	$14,239	$23,935	$12,200	$36,135

Interest-bearing deposits in financial institutions	0	10	10	2	23	25

Federal Funds sold	39	(67)	(28)	(18)	56	38

Investment securities	19	12	31	84	54	138

Total Interest Earning Assets	$8,978	$5,274	$14,252	$24,003	$12,333	$36,336

Interest Expense (1)

Savings	$3	$22	$25	$15	$32	$47

Money market	657	1,446	2,103	1,611	2,480	4,091

Time	241	728	969	425	1,528	1,953

Subordinated debentures	92	70	162	234	219	453

FHLB advances	698	270	968	1,337	1,092	2,429

Other borrowings	0	3	3	0	2	2

Total Interest Bearing Liabilities	$1,691	$2,539	$4,230	$3,622	$5,353	$8,975

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the third quarter of $2,336,000 in 2005 and $1,332,000 in 2004 and first nine months of $6,022,000 in 2005 and $3,569,000 in 2004.

OTHER OPERATING INCOME

Other operating income increased to $1,690,000 in the third quarter of 2005 from $1,333,000 in the three months ended September 30, 2004.  For the first nine months of 2005 other operating income also increased to $4,746,000 from $3,885,000 for the first nine months of 2004.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $578,000 for the third quarter of 2005 and $1,712,000 for the nine months ended September 30, 2005 in contrast with $418,000 in the third quarter of 2004 and $1,211,000 in the first nine months of 2004.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $ 377,000 in the third quarter and $987,000 in the first nine months of 2005 in comparison to revenue of $257,000 during the third quarter and $691,000 during the first nine months of 2004.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $305,000 for the third quarter of 2005 and $866,000 for the nine months ended September 30, 2005 in contrast with $288,000 for the third quarter of 2004 and $833,000 for the nine months ended September 30, 2004.  During the first nine months of 2005 $12,000 in gains and $4,000 in losses on sales of premises and equipment were realized.  No gains or losses were realized on sales of premises and equipment in the first nine months of 2004.  No gains or losses on securities sales were realized in the first nine months of 2005 or 2004.

OPERATING EXPENSES

Overall operating expenses increased in the first nine months of 2005 compared to the same period of 2004.  Operating expenses rose to a total of $10,339,000 for the third quarter of 2005 from $7,075,000 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005 operating expenses totaled $27,374,000, an increase from $21,211,000 for the corresponding period in 2004.

Salary and related benefits increased by $1,985,000, rising from a total of $4,452,000 for the third quarter of 2004 to $6,437,000 for the same period in 2005, and also rose for the nine months ended September 30, 2005 to $17,327,000 from $13,693,000 for the same period in 2004.  The increase principally reflects increases in staffing which took place during 2004 and 2005 in the regional and main offices and also reflects employee salary adjustments.  Occupancy expense rose to $597,000 for the three months ended September 30, 2005 from $427,000 in the third quarter of 2004, and also rose for the nine months ended September 30, 2005 to $1,991,000 form $1,280,000 for the same period in 2004. The increase in occupancy expense reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  The total of all other expenses rose in 2005 compared to the prior year, increasing from $6,238,000 for the first nine months of 2004 to $8,056,000 for the same period of 2005.  The third quarter expenses increased from $2,196,000 in 2004 to $3,305,000 for the same period of 2005.

During the three months ended September 30, 2005, the Bank recorded a charge of $750,000, which is included in Other expenses in the accompanying condensed consolidated statements of earnings.  The charge was recorded to fund a special reserve established in connection with the termination of certain business operations of the Bank’s Merchant Services division.  The $750,000 reserve represents approximately 50% of an amount that the Bank has been carrying as a receivable due from an outside service provider.  While the Bank believes that it is entitled to the entire approximately $1.5 million, the Bank established the reserve due to the uncertain and protracted timing of collection.  The Bank continues to pursue its collection efforts and will continue to monitor the status of the reserve based upon the success of such collection efforts.  From time to time, depending on the results of such collection efforts, the Bank expects that it will evaluate whether the size of the reserve should be increased, reduced or eliminated.  Any such adjustment will either result in a charge to earnings or a recovery.

The combined effects of the above-described factors resulted in income before taxes of $12,162,000 for the three months ended September 30, 2005 compared to $5,452,000 for the third quarter of 2004.  For the nine months ended September 30, 2005 income before taxes is $32,352,000 compared to $11,596,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for taxes increased from $2,260,000 in 2004 to $5,158,000 in 2005.  For the nine months ended September 30, 2005 the provisions were $13,731,000 compared to $4,803,000 in 2004.  This brought net income for the third quarter of 2005 to $7,004,000 compared to $3,192,000 for the same period in 2004.  For the nine months ended September 30, net income in 2005 was $18,621,000, while 2004 net income through September 30 was $6,793,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized (Losses)	Fair Value
September 30, 2005
U.S. Treasury securities	$246,000	$0	$246,000
U.S. government sponsored enterprise securities	994,000	0	994,000
CRA Conventional Loan Pool	909,000	(16,000)	893,000
Mutual Funds	2,051,000	(23,000)	2,028,000

	$4,200,000	$(39,000)	$4,161,000

December 31, 2004

U.S. Treasury securities	$2,444,000	$0	$2,444,000
U.S. government sponsored enterprise securities	990,000	0	990,000

	$3,434,000	$0	$3,434,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2005 and December 31, 2004:

		September 30, 2005	December 31, 2004
		(Dollars in Thousands)

Commercial loans		$156,016	$153,480
Real estate construction loans		184,222	129,106
Real estate loans		1,169,791	871,567
Government guaranteed loans		6,634	6,001
Other loans		1,908	2,973
	Total loans	1,518,571	1,163,127

Less	- Allowances for loan losses	16,275	11,825
	- Deferred loan fees	7,373	7,073

	Net loans	$1,494,923	$1,144,229

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $16,275,000 and $11,825,000 (or 1.08% and 1.02% of gross outstanding loans) at September 30, 2005 and December 31, 2004 respectively.  Provisions for loan losses were $1,505,000 and $4,205,000 for the three and nine month periods ended September 30, 2005, compared to $1,100,000 and $2,902,000 for the same periods of 2004. For the three and nine months ended September 30, 2005, the Company experienced net loan charge-offs of $0 and $35,000, respectively; by comparison, in the first three and nine months of 2004 the Company experienced net loan charge-offs of $0 and $515,000, respectively.  The Company had loan recoveries of $130,000 and $113,000 during the nine months ended September 30, 2005 and 2004.  The Company had no loan recoveries during the three months ended September 30, 2005 and 2004.

For the quarter ended September 30, 2005 the Company has identified loans having an aggregate average balance of $4,038,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended September 30, 2004 the Company had identified loans having an aggregate average balance of $76,000 which it concluded were impaired under SFAS No. 114.  Total impaired loans at September 30, 2005 and 2004 was $5,169,000 and $70,000, respectively.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loan loss reserve for each of the impaired loans which at September 30, 2005 totaled $513,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 8.3% of total deposits at September 30, 2005.  This level represents a decrease from the 12.6% liquidity level which existed on December 31, 2004.  In addition, at September 30, 2005 some $6.6 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The Bank’s liquidity posture is further enhanced by the availability of substantial borrowing facilities from the Federal Home Loan Bank and correspondent banks.  The ratio of net loans (including government guaranteed loans) to deposits was 112% and 114% as of September 30, 2005 and December 31, 2004, respectively.

Total shareholders’ equity was $97,122,000 and $77,446,000 as of September 30, 2005 and December 31, 2004, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	9-30-05	12-31-04
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	8.4%	8.7%
Bank	9.9%	9.7%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status, to be well capitalized the requirement is 5.0%.

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	9-30-05	12-31-04
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	8.2%	8.7%
Bank	9.7%	9.7%

	9-30-05	12-31-04
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	9.3%	11.0%
Bank	10.7%	10.7%

At September 30, 2005, the Company and the Bank exceeded the minimum risk-based capital ratios and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of a recent examination by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (BSA).  As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed the majority of such concerns.  Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action.  While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended September 30, 2005 except for the issuance of $20,000,000 in subordinated debt on September 28, 2005.  The subordinated debt bears interest at a starting rate of 5.49%, payable quarterly until maturity in September 2035 and is more fully described below.

BORROWINGS

Junior Subordinated Deferrable Debentures

During 2005, 2004, 2002 and 2001, the Company established Trust I, Trust II, Trust III, Trust IV and Trust V (the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures totaling $61,857,000 at September 30, 2005 and $41,238,000 at December 31, 2004 (the “Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor, not to exceed 11.90% during the first five years.

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

During November 2004, the Company notified the holders of the convertible subordinated debentures of First Regional’s exercise of its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount plus accrued interest. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $27.50 per share. During December 2004, First Regional Bancorp announced that 100% of its convertible subordinated debentures due 2023 had been converted into shares of First Regional common stock.  Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was made.  The conversion shares were issued at a conversion price of $27.50, resulting in the issuance of 545,450 new First Regional Bancorp common shares.  Cash was paid in lieu of the issuance of any fractional common shares.

The Company contributed the majority of the net proceeds of the above described capital transactions to First Regional Bank to support its continued growth.  The remaining proceeds were and will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates and maturities of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2005, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Fed funds sold	0	0	0	0	0	0	0	0
Interest-bearing deposits in financial institutions	0	190	385	3,134	0	0	0	3,709
Investment securities	0	2,028	1,240	0	0	893	0	4,161
Subtotal	0	2,218	1,625	3,134	0	893	0	7,870

Loans	1,490,123	349	2,867	198	1,386	0	0	1,494,923
Total earning assets	1,490,123	2,567	4,492	3,332	1,386	893	0	1,502,793

Cash and due from banks	0	0	0	0	0	0	102,858	102,858
Premises and equipment	0	0	0	0	0	0	3,645	3,645
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	35,438	35,438
Total non-earning assets	0	0	0	0	0	0	141,941	141,941

Total assets	1,490,123	2,567	4,492	3,332	1,386	893	141,941	1,644,734

Advances from FHLB	0	135,000	0	0	0	0	0	135,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	135,000	0	0	0	0	0	135,000

Savings deposits	47,667	0	0	0	0	0	0	47,667
Money market deposits	672,852	0	0	0	0	0	0	672,852
Time deposits	0	51,544	103,980	17,777	4,978	0	0	178,279
Subordinated Debentures	0	0	61,857	0	0	0	0	61,857
Total interest bearing liabilities	720,519	186,544	165,837	17,777	4,978	0	0	1,095,655

Demand deposits	0	0	0	0	0	0	441,916	441,916
Other liabilities	450	0	0	0	0	0	9,591	10,041
Equity capital	0	0	0	0	0	0	97,122	97,122
Total non-interest bearing liabilities and equity capital	450	0	0	0	0	0	548,629	549,079

Total liabilities and equity capital	720,969	186,544	165,837	17,777	4,978	0	548,629	1,644,734

GAP	769,154	(183,977)	(161,345)	(14,445)	(3,592)	893	(406,688)	0

Cumulative GAP	769,154	585,177	423,832	409,387	405,795	406,688	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, primarily U.S. Treasury or Government Sponsored Enterprises securities. As mentioned above, no gains or losses were recorded on securities sales in the first nine months of 2005 or 2004.  As of September 30, 2005 the Company’s investment portfolio contained no unrealized gains and $39,000 in unrealized losses.  As of September 30, 2004 the Company’s investment portfolio contained unrealized gains of $1,000 and no unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FIRST REGIONAL BANCORP

Date: November 14, 2005	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: November 14, 2005	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 14, 2005	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act