Form 10-K
period 2005-12-31
FIRST REGIONAL BANCORP
filed 2006-03-16
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File No. 0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1801 Century Park East Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 552-1776

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value	Nasdaq National Market
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2).

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2005: $180,188,763

Number of shares of Common Stock outstanding at March 13, 2006: 4,082,409

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2006 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS AND
CROSS REFERENCE SHEET

PART I

Item 1. Business

Business of First Regional Bancorp

First Regional Bancorp (the “Company”) maintains its principal executive offices at 1801 Century Park East, Los Angeles, California 90067. The Company was incorporated in California as Great American Bancorp on February 18, 1981 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of First Regional Bank (the “Bank”), formerly Great American Bank, a state-chartered bank headquartered in Los Angeles (Century City), California. The reorganization of the Bank was accomplished on March 8, 1982, under the terms of a Plan of Reorganization and Merger Agreement dated October 15, 1981, providing for the merger of a Company subsidiary with the Bank, with the Bank being the surviving entity in the merger. As a result of the Bank’s reorganization, the Bank’s outstanding shares were exchanged on a one-for-one basis for shares of the Company’s Common Stock, and the Company became the sole shareholder of the Bank. Prior to acquiring the Bank, the Company did not conduct any ongoing business activities. The Company’s principal asset is the stock of the Bank and the Company’s primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities. Both the Company and the Bank changed their names from Great American to First Regional in 1987 as part of an agreement with another financial institution.

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

Business of First Regional Bank

The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank’s main office is located in the Century City office complex in Los Angeles, California. The Bank also has Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood, Los Angeles and Westlake Village. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank’s customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank’s deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term “mini-perm”

first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank’s loans are floating rate and have no prepayment penalties. Rising interest rates could lead to increased levels of loan prepayments and competitive pressure on contracted interest rates. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank’s Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments: (1) core bank operations, (2) the administrative services provided by the Bank’s subsidiary, Trust Administrative Services Corp., and (3) Trust Services. For segment reporting financial information see Note 19 of the Consolidated Financial Statements. The Bank formed Trust Administrative Services Corp. during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 13, 2006 the Bank had 224 equivalent full-time employees.

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

Recent legislation and economic developments have favored increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks generally and to the Bank in particular. In order to compete with the other financial institutions in its service area, the Bank relies principally upon personal contacts by its officers, directors, founders, employees and shareholders; local promotional activity including direct mail, advertising in local newspapers and business journals; and specialized services. The Bank’s promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. In the event that a customer’s loan demands exceed the Bank’s lending limits, the Bank can arrange for such loans on a participation basis with its correspondent banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, (the “FRB”), the Federal Deposit Insurance Corporation, (the “FDIC”), and the California Department of Financial Institutions, (the “DFI”).

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company and the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

The Company

General.   As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), and is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank, to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, the Company and the Bank are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

Bank Holding Company Liquidity.   The Company is a legal entity, separate and distinct from the Bank. The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank. However, regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Company.

The Company is entitled to receive dividends, when and as declared by the Bank’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income for the bank’s current fiscal year.

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

Transactions With Affiliates.   The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities.   Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

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

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advise under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers’ checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company has not elected to qualify for these financial activities.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any subsidiaries; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy.   Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION—First Regional Bank—Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

Limitations on Dividend Payments.   California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities.

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

The Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several companies in 2001-2002.

The SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”). In addition to SEC rulemaking to implement the SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the SOX, and its implementing regulations, the Company has incurred substantial cost to interpret and ensure compliance with the law and its regulations. The Company cannot be certain of the effect, if any, of the foregoing legislation on the business of the Company. Future changes in the laws, regulation, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the business and earnings of the Company.

First Regional Bank

The Bank is extensively regulated under both federal and state law.

The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital.

Regulatory Capital Guidelines.   The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2005:

	Adequately Capitalized	Well Capitalized	First Regional Bank	Company (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	9.83%	10.09%
Tier 1 risk-based capital ratio	4.00%	6.00%	8.84%	7.75%
Tier 1 leverage capital ratio	4.00%	5.00%	9.57%	8.40%

Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all the capital adequacy requirements to which they are subject.

As of December 31, 2005, management believes that the Bank meets the requirements to be considered “adequately capitalized” under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. Under the framework, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. At December 31, 2005 the Bank had no brokered deposits.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $60 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2005. Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

As a result of a recent examination by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (BSA). As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed such concerns. Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

Federal Deposit Insurance.   The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator.

Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the “BIF”), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the BIF and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.

While the FDI Reform Act assumes continuation of the FDIC’s current system for calculating an institution’s assessment based on (i) the probability the institution will cause the insurance fund to incur a loss, (ii) the likely amount of any such loss, and (iii) the revenue needs of the insurance fund, the amount of future premiums and assessment rates that the Bank will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While Management cannot make final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company and the Bank.

Money Laundering and Currency Controls.   Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act.   The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

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

In the third quarter of 2004 the FDIC conducted a Community Reinvestment Act (CRA) examination of the Bank. This was the Bank’s first CRA examination under the stricter “Large Bank” standards and the Bank received a “Needs to Improve” CRA rating. Institutions in this group need to improve their overall record of helping to meet the credit needs of their assessment areas, including low- and moderate-income neighborhoods, in a manner consistent with their resources and capabilities. In response, the Bank’s board of directors adopted a comprehensive action plan to achieve full compliance with the Community Reinvestment Act as soon as practicable. The Company does not expect the Bank’s CRA rating to have a material adverse effect on its financial condition or results of operations.

Environmental Regulation.   Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2005.

Safeguarding of Customer Information and Privacy.   The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

Patriot Act.   On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has augmented its systems and procedures to accomplish this. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

Other Aspects of Banking Law.   The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

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

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Beginning January 2001, the FRB had significantly decreased interest rates. More recently, however, the FRB has gradually increased rates. The nature and timing of any future changes in the FRB’s policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

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

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table shows the average balances of the Company’s assets, liabilities, and shareholders’ equity for the past three years:

	For Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Assets
Cash and Due from Banks	$66,989	$49,424	$36,808
Federal Funds Sold	6,429	11,276	21,921
Interest Bearing Deposits in Financial Institutions	3,370	3,162	1,442
Investment Securities	7,914	3,190	4,424
Net Loans	1,358,789	897,480	510,988
Other Assets	36,040	22,607	15,040
Total Assets	$1,479,531	$987,139	$590,623
Liabilities & Shareholders’ Equity
Deposits:
Demand (non-interest bearing)	$433,615	$311,986	$206,534
Savings and Now Accounts	42,200	35,860	28,638
Money Market Accounts	561,657	350,228	217,611
Time	176,722	143,178	79,934
Total Deposits	1,214,194	841,252	532,717
FHLB Advances	115,717	53,714	4,688
Other borrowings	117	330	925
Subordinated Debentures	46,605	34,242	15,387
Other Liabilities	12,442	4,504	5,817
Total Liabilities	1,389,075	934,042	559,534
Shareholders’ Equity	90,456	53,097	31,089
Total Liabilities and Shareholders’ Equity	$1,479,531	$987,139	$590,623

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,380,743	$105,747	7.7%	$912,146	$55,277	6.1%	$520,253	$31,350	6.0%
Investment Securities	7,914	186	2.4%	3,190	40	1.3%	4,424	51	1.2%
Federal Funds Sold	6,429	174	2.7%	11,276	146	1.3%	21,921	237	1.1%
Interest-bearing Deposits in Financial Institutions	3,370	79	2.3%	3,162	37	1.2%	1,442	16	1.1%
Total Interest Earning Assets	$1,398,456	$106,186	7.6%	$929,774	$55,500	6.0%	$548,040	$31,654	5.8%
Interest Bearing Liabilities:
Savings and Now Accounts	$42,200	$254	0.6%	$35,860	$140	0.4%	$28,638	$102	0.4%
Money Market Accounts	561,657	11,033	2.0%	350,228	3,287	0.9%	217,611	1,496	0.7%
Time	176,722	4,937	2.8%	143,178	2,126	1.5%	79,934	1,089	1.4%
FHLB Advances	115,717	3,785	3.3%	53,714	833	1.6%	4,688	59	1.3%
Other Borrowings	117	4	3.4%	330	2	0.6%	925	8	0.9%
Subordinated Debentures	46,605	2,726	5.9%	34,242	1,813	5.3%	15,387	766	5.0%
Total Interest Bearing Liabilities	$943,018	$22,739	2.4%	$617,552	$8,201	1.3%	$347,183	$3,520	1.0%

(1)                This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $14,926,000, $9,304,000 and $6,278,000 in 2005, 2004 and 2003 respectively and is not net of deferred loan fees, which had an average balance of $7,028,000, $5,362,000 and $2,987,000 in 2005, 2004 and 2003 respectively.

(2)                Includes loan fees of $8,112,000 in 2005 and $5,201,000 in 2004 and $3,102,000 in 2003.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	2005	2004	2003
	(Dollars in Thousands)
Total interest income(1)	$106,186	$55,500	$31,654
Total interest expense	22,739	8,201	3,520
Net interest earnings	$83,447	$47,299	$28,134
Average interest earning assets	$1,398,456	$929,774	$548,040
Net yield on average interest earning assets	6.0%	5.1%	5.1%

(1)          Includes loan fees of $8,112,000 in 2005, $5,201,000 in 2004 and $3,102,000 in 2003.

The following table sets forth changes in interest income and interest expense. The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2005 over 2004			Increase (Decrease) 2004 over 2003
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$33,347	$17,123	$50,470	$23,748	$179	$23,927
Investment securities	92	54	146	(16)	5	(11)
Funds sold	(18)	46	28	(153)	62	(91)
Interest on interest-bearing deposits in financial institutions	3	39	42	20	1	21
Total Interest Earning Assets	$33,424	$17,262	$50,686	$23,599	$247	$23,846
Interest Expense(1)
Savings and NOW	$28	$86	$114	$28	$10	$38
Money market	2,756	4,990	7,746	1,120	671	1,791
Time	590	2,221	2,811	931	106	1,037
FHLB advances	1,505	1,447	2,952	757	17	774
Other borrowings	0	2	2	(4)	(2)	(6)
Subordinated securities	708	205	913	995	52	1,047
Total interest bearing liabilities	$5,587	$8,951	$14,538	$3,827	$854	$4,681

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees of $8,112,000 in 2005 and $5,201,000 in 2004.

Investment Securities

The following table shows fair value of the investment securities portfolio at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in Thousands)
U.S. Treasury Securities	$249	$2,444
U.S. government sponsored enterprise debt securities	1,869	990
Mutual Funds	2,036	0
Total	$4,154	$3,434

The maturity schedule and weighted average yields of debt securities at December 31, 2005 is as follows:

		Average
	Amount	Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$249	3.74%
Over one year	0	0.00%
Category total	$249	3.74%
U.S. Government Sponsored Enterprise Debt Securities
One year or less	$982	4.41%
Five to ten years	887	4.85%
Category total	$1,869	4.62%
Total Investment Portfolio
One year or less	$1,231	4.28%
Five to ten years	887	4.85%
Total	$2,118	4.52%

Loan Portfolio

The loan portfolio consisted of the following at December 31:

	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial loans	$165,224	$153,480	$113,563	$80,510	$72,173
Real estate construction loans	222,439	129,106	90,596	72,088	46,748
Real estate loans	1,312,944	871,567	501,317	237,477	143,762
Government guaranteed loans	7,369	6,001	9,398	16,260	22,999
Other loans	5,881	2,973	2,232	1,299	1,125
Total loans	1,713,857	1,163,127	717,106	407,634	286,807
Less—Allowances for loan losses	17,577	11,825	7,660	5,500	5,000
— Deferred loan fees	7,923	7,073	4,120	2,281	1,424
Net loans	$1,688,357	$1,144,229	$705,326	$399,853	$280,383

Loan Maturities and Interest Rates

The following table shows the amounts of total loans outstanding as of December 31, 2005, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$634,715
Interest rates are fixed or predetermined	3,451
After one year but within five years:
Interest rates are floating or adjustable	834,282
Interest rates are fixed or predetermined	2,089
After five years but within ten years:
Interest rates are floating or adjustable	238,251
Interest rates are fixed or predetermined	0
After ten years or more:
Interest rates are floating or adjustable	1,069
Interest rates are fixed or predetermined	0
Total	$1,713,857

Non-Performing Loans

The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

The following table shows the principal amount of non-performing loans:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accrual loans
Commercial	$86	$39	$659	$91	$0
Real estate loans	2,109	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	4	28	0	0
Total	$2,195	$43	$687	$91	$0
Accruing loans past due more than 90 days
Commercial	$17	$0	$135	$0	$88
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	2	4	0	0
Total	$17	$2	$139	$0	$88

Except as may have been included in the above table, at December 31, 2005, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2005, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$1,713,857	$1,163,127	$717,106	$407,634	$286,807
Average amount of loans outstanding before allowance for loan losses	$1,373,715	$906,784	$517,266	$337,721	$254,471
Balance of allowance for loan losses at beginning of period	$11,825	$7,660	$5,500	$5,000	$4,600
Loans charged off:
Commercial	35	515	758	0	567
Real estate	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0
Total loans charged off	35	515	758	0	567
Recoveries of loans previously charged off:
Commercial	140	113	0	0	9
Real estate	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0
Total loan recoveries	140	113	0	0	9
Net loans charged off (recovered)	(105)	402	758	0	558
Less: Allowance for unfunded loan commitments and lines of credit	48	335	140	0	0
Provisions charged to operating expense	5,695	4,902	3,058	500	958
Balance of allowance for loan losses at end of period	$17,577	$11,825	$7,660	$5,500	$5,000
The ratio of net loans charged off (recovered) to average loans outstanding	0.008%	0.044%	0.147%	0.000%	0.210%
Allowance for loan losses to total gross Loans at end of year	1.03%	1.02%	1.07%	1.35%	1.74%

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

For the purposes of this report, the allowance for loan losses has been allocated to the major categories of loans as set forth in the following table. The allocations are estimates based upon historical loss experience and management judgment. The allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even in this allocation there is an unallocated portion, and, as previously stated, the total allowance is applicable to the entire portfolio (dollar amounts in the following table are in thousands).

2005		2004		2003		2002		2001
Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans

Commercial	$1,902	13%	$1,515	13%	$1,720	16%	$1,475	20%	$1,210	25%
Real estate	15,639	86%	10,309	86%	5,939	83%	3,817	76%	3,225	67%
Gov’t guaranteed.	0	1%	0	1%	0	1%	0	4%	0	8%
Other	0	0%	1	0%	1	0%	3	0%	3	0%
Unallocated	36	0%	0	0%	0	0%	205	0%	562	0%
Total	$17,577	100%	$11,825	100%	$7,660	100%	$5,500	100%	$5,000	100%

Deposits

The average amounts of deposits for the periods indicated are summarized below.

	2005	2004	2003
	(Dollars in Thousands)
Demand deposits	$433,615	$311,986	$206,534
Savings deposits, money market and time certificates of deposit of less than $100,000	693,855	462,125	277,530
Time certificates of deposit of $100,000 or more	86,724	67,141	48,653
Total	$1,214,194	$841,252	$532,717

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2005 is as follows:

December 31, 2005
(Dollars in Thousands)
3 months or less	$59,620
Over 3 through 6 months	21,083
Over 6 through 12 months	8,758
Over 12 months	1,254
Total	$90,715

Selected Financial Ratios

The following table sets forth the ratios of net income to average total assets and to average shareholders’ equity, and average shareholders’ equity to average total assets.

	2005	2004	2003
Return on assets	1.8%	1.1%	0.8%
Return on equity	29.3%	20.9%	14.7%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	6.1%	5.4%	5.3%

Available Information

Our internet site can be found at www.firstregional.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found through our internet site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the Company’s filings with the SEC may also be obtained directly from the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Our financial and operating results, and an investment in First Regional Bancorp common stock, are subject to a number of factors, many of which are not within the Company’s control. These factors include the following:

We are highly dependent on real estate and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 90% of our loan portfolio. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans and, while we presently own no real estate, a decline in the value of real estate that may be owned by us in the future could adversely impact our financial condition. In addition, acts of nature, including earthquakes, fires, landslides and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. This is particularly significant in light of the fact that most of the real estate that makes up the collateral of our real estate secured loans is located in Southern California, where the risk of such acts of nature is high.

Economic conditions in the Southern California area could adversely affect our operations.

Our banking operations are concentrated primarily in Los Angeles, Orange and Ventura Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Deterioration in economic conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our commercial banking products and services, which in turn may have a material adverse effect on our results of operations.

We are dependent on the continued services of key members of management.

The Company’s continued success depends on the retention, recruitment and continued contributions of key members of management. Key member’s of the Company’s and the Bank’s management include Jack A. Sweeney, our Chairman and Chief Executive Officer, H. Anthony Gartshore, our President, Thomas E. McCullough, our Corporate Secretary and Executive Vice President and Chief Operating Officer of the Bank, and other officers with key positions and/or who have relationships with customers of the Bank. The loss of such key personnel could have an adverse affect on the Company’s growth and profitability, and many of these persons would be difficult or impossible to replace. The competition for qualified personnel is intense. The loss of services of members of the Company’s key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The banking business in California, generally, and in the Los Angeles, Orange and Ventura County areas where the Bank’s operations are centered, specifically, is highly competitive with respect to both loans and deposits and is dominated by major banks, both domestic and foreign, which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank’s service area offer certain services that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. In addition, the Bank faces direct competition from newly chartered banks which are formed from time to time in the Bank’s service area.

Moreover, banks generally, and the Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. Money market funds offer rates competitive with, or higher than those of, banks, and an increasingly sophisticated financial services industry continually develops new products for businesses and consumers that compete with banks for investment dollars. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits.

Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

We may not or will not sustain recent performance or growth trends.

The Company has grown substantially in recent years, including with respect to net income, assets, net loans, deposits and other benchmarks. For example, the Company’s net income for the year ended December 31, 2005, rose by 139% from the year before. In addition, the Company’s assets, net loans and deposits as of December 31, 2005 rose by 39%, 48% and 42%, respectively, from the prior year. It is unlikely that the Company will maintain such growth patterns. In particular, management believes that the Company will not sustain such growth on a percentage basis over the next several years. Changes in the rate of growth of these and other benchmarks could result in corresponding changes in the rate of growth of earnings per share.

In addition, a substantial portion of our loan portfolio is paid off each year, in part because our loans are short to medium term loans which do not contain any prepayment penalties or other barriers to early payoff. Should the Bank be unable to originate and fund additional loans to replace loans which are paid off, the size of the Bank’s loan portfolio could decline over time. Also, whereas the Bank has enjoyed robust net interest margins, as competition for loans and deposits has increased and continues to increase, such competition may result in future compression of the Bank’s net interest margin. Each of these factors could adversely affect the Bank’s financial and operating results in the future.

Our substantial growth presents certain risks, including a decline in credit quality or capital adequacy.

The Company’s substantial asset growth of recent years may continue, even if not at the same percentage rate we have experienced in recent years. Such growth presents certain risks. While management believes that the Company has maintained good credit quality relative to its peers notwithstanding such growth, substantial growth has often been associated with a decline in credit quality at some institutions. Accordingly, continued substantial asset growth could lead to a decline in our credit quality in the future. In addition, continued substantial asset growth could cause a decline in the Company’s or the Bank’s capital adequacy for regulatory purposes, which, in turn, could require the Company to raise additional capital or take other measures in the future to regain “well capitalized” status.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

In addition, while we have no formal acquisition plans, we remain open to such possibilities should competitive circumstances make them advisable or should significant opportunities present themselves. Even if we identify an acquisition candidate, there can be no assurance that we will be able to effect an acquisition at a reasonable price or upon favorable terms. Moreover, if we effect an acquisition, there can be no assurance that we will be able to successfully integrate the acquired company with our own, or that the acquisition will be otherwise successful or profitable.

Our performance and growth are dependent on our maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our continued performance and growth is dependent on our maintaining a high quality of service for our customers. As we continue to grow, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

Our size subjects us to lower lending limits than many of our competitors are subject to.

The Bank is subject to lending limits, calculated as a function of the Bank’s capital. Because of the Bank’s size, the Bank is limited in the size of loans it is able to make, singly or in the aggregate, to existing or potential customers. As of December 31, 2005, our lending limit for secured loans was approximately $45 million and our lending limit for unsecured loans was approximately $27 million. In the event that a customer’s loan demands exceed the Bank’s lending limits, the Bank may attempt to arrange for such loans on a participation basis with its correspondent banks. Where this is not feasible, the Bank may be unable to make the loan. This may result in the loss of existing or prospective business.

We are subject to other government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect consumers and the deposit insurance funds, rather than our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. We have incurred substantial cost to interpret and ensure compliance with applicable laws and regulations, including the Sarbanes-Oxley Act of 2002 and its implementing regulations. The Company cannot be certain of the effect, if any, of the foregoing legislation on the business of the Company. Future changes in the laws, regulation, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the business and earnings of the Company. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk for us arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the loan loss reserve, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

Our earnings are impacted by changing interest rates, which are unpredictable and beyond our control. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Recent growth trends in interest rates may not continue. Also, competitive pressures on both the pricing of loans and on the cost of deposits can have the effect of compressing our net interest margin, making it difficult for us to sustain or enhance our net income in the future. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We are exposed to risk of environmental and other liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental or other liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, in the event we become the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

There is a limited trading market for the Company common stock.

The Company’s common stock is traded on the Nasdaq National Market under the symbol “FRGB.” However, there is a limited trading market for the Company’s common stock, with an average trading volume of approximately 7,000 shares per trading day. There can be no assurance that a holder of the Company’s common stock will have the ability to dispose of shares of the Company’s common stock in a liquid market or that a more active trading market for the Company’s common stock will develop or will be sustained.

The interests of our controlling shareholders may differ from yours.

The Company’s directors, executive officers and their related interests have voting control or beneficial ownership of approximately 40% of its outstanding shares (including shares issuable to them upon exercise of vested stock options). In particular, Jack A. Sweeney, the Company’s Chairman and Chief Executive Officer, has voting control or beneficial ownership of approximately 31% of the Company’s outstanding common stock (including shares issuable to him upon exercise of vested stock options). The interests of these controlling shareholders may differ from yours. Because of this beneficial ownership and voting power, our controlling shareholders may have the power to substantially control any matter presented to shareholders for a vote, including with respect to the election of directors or other material transactions, such as a future issuance of securities, a potential acquisition of, or take-over proposal made by, another company. As a result, these controlling shareholders may cause the defeat of a proposal you support, or cause the approval of a proposal you oppose.

Provisions in the Company’s bylaws may delay or prevent an acquisition of the Company, which could decrease the value of its common stock, and therefore, the Shares.

The Company has in place various types of protections which would make it difficult for a company or investor to buy the Company without the approval of the Company’s board of directors. These provisions include the elimination of cumulative voting and the classification of the Board of Directors into two or three classes, depending on the number of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s head office is located on the ground, second and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $55,429 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $8,268 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2004 to include an additional 3,820 square feet of office space on the second floor at a monthly rental of $6,685 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in September 2005 to include an additional 2,597 square feet of office space on the second floor at a monthly rental of $4,804 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

The Bank’s Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2007. The total monthly rental is $6,045, subject to adjustments every 20 months of 3% and various operating costs.

The Bank also leases an office to house its Irvine Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2006 at a monthly rental of $14,443 subject to annual adjustments plus a proportionate share of the building’s operating costs.

The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 4,859 square feet are provided under a lease which expires September 30, 2007 at a rental of $13,799 per month, subject to annual adjustments and various operating costs.

The Bank’s South Bay Regional Office is located at 990 West 190th Street, Suites 430 and 440, Torrance, California. The premises consist of approximately 5,397 square feet which are provided under a lease which expires on June 30, 2013. The total monthly rental is $10,362, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services Corp. The premises consisting of approximately 6,074 square feet are provided under a lease which expires May 31, 2009 at a rental of $10,022 per month, subject to annual adjustments and various operating costs.

The Bank’s Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 5,922 square feet which are provided under a lease which expires in December 2012. The total monthly rental is $13,324, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,980 square feet are provided under a lease which expires December 31, 2012 at a rental of $6,407 per month, subject to annual adjustments and various operating costs.

The Bank’s Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires in February 2008 at a rental of $4,883 per month, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately 2,915 square feet are provided under a lease which expires August 31, 2008 at a rental of $6,762 per month, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 515 South Flower Street, Suite 1200, Los Angeles, California to house the downtown Los Angeles Regional Office. The premises consisting of approximately 6,032 square feet are provided under a lease which expires in June 2014 at a rental of $9,550 per month, subject to annual adjustments and various operating costs.

Item 3. Legal Proceedings

Litigation

In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of the Company’s shareholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Activity

The common stock of First Regional Bancorp is traded on The Nasdaq Stock Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as www.Bloomberg.com and www.Yahoo.com. As of March 1, 2006, there were approximately 800 shareholders of the Company’s common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp’s common stock.

	2005		2004
	High	Low	High	Low
1st Quarter	$70.74	$53.65	$31.52	$28.75
2nd Quarter	68.25	59.60	32.00	29.75
3rd Quarter	91.62	65.06	40.00	29.64
4th Quarter	79.89	66.50	55.50	32.75

Dividends

The Company has not paid any cash dividends and it is the Company’s Board of Directors’ intention that no cash dividends be declared by the Company during this stage of the Company’s development. The Board of Directors intends to retain earnings to increase the Company’s capital. Cash dividends will be paid only when it is prudent to do so and when the Company’s performance justifies such action.

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

Prior to the consummation of the 1982 reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank’s Board of Directors’ current intention to retain most of the Bank’s earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $0, $500,000 and $1,200,000 in 2005, 2004 and 2003, respectively.

Stock Compensation Plan

For details of the Company’s stock compensation plan refer to Note 11 of the Consolidated Financial Statements

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

Item 6. Selected Financial Data

The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2005	2004	2003	2002	2001
	(Dollars in Thousands except for per share amounts)
Total assets	$1,811,715	$1,306,118	$775,689	$467,254	$347,052
Net loans	1,688,357	1,144,229	705,326	399,853	280,383
Investment securities	4,154	3,434	4,440	2,739	2,739
Funds sold	0	68,025	0	21,960	25,640
Total deposits	1,420,221	1,000,052	663,946	422,130	312,580
Subordinated debentures	61,857	41,238	27,887	12,500	0
Shareholders’ equity	106,034	77,446	35,032	27,830	24,955
Book value per share outstanding	$26.27	$19.40	$12.29	$10.57	$9.44

The Company’s operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2005	2004	2003	2002	2001
	(Dollars in Thousands except for per share amounts)
Interest income	$106,186	$55,500	$31,654	$22,340	$22,278
Interest expense	22,739	8,201	3,520	2,926	5,160
Net interest income	83,447	47,299	28,134	19,414	17,118
Provision for loan losses	5,695	4,902	3,058	500	958
Net interest income after provision for loan losses	77,752	42,397	25,076	18,914	16,160
Other income	6,424	5,289	4,696	3,544	2,837
Other expense	38,056	28,710	21,907	17,636	14,858
Income before taxes	46,120	18,976	7,865	4,822	4,139
Provision for income taxes	19,595	7,892	3,250	1,785	1,713
Net income	$26,525	$11,084	$4,615	$3,037	$2,426
Basic earnings per common share outstanding	$6.60	$3.31	$1.65	$1.15	$0.92
Diluted earnings per common share outstanding	$6.18	$2.84	$1.59	$1.14	$0.91
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

The number of shares outstanding (net of unearned ESOP shares) was 4,037,000 in 2005, 3,992,000 in 2004, 2,852,000 in 2003, 2,634,000 in 2002, and 2,643,000 in 2001.

The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company’s financial statements as described below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First Regional Bancorp’s net income for 2005 climbed 139% to a new all-time high. Our performance for 2005 marked our sixth consecutive year of record earnings. Fourth quarter net income advanced 84% as we again set a new quarterly earnings record.

First Regional added more than $507 million in new assets during the year, reaching $1.8 billion, a 39% increase from $1.3 billion last year. Deposits grew by $420 million, a 42% rise, to $1.4 billion from $1.0 billion at December 31, 2004. The bank also recorded substantial growth in net loans, which increased by $544 million, advancing 48% to $1.7 billion from $1.1 billion a year ago.

Our performance was a direct result of our continued adherence to our long-standing strategic focus of meeting the financial services needs of businesses and professionals. We also benefited from continued strong performance in the Southern California business and real estate sectors, plus actions by the Federal Reserve to raise interest rates and thus increase our net interest margins during the year.

First Regional has built a successful network, with nine regional offices located in important business centers throughout southern California, along with the complementary activities of our Trust and Investment Division and our Trust Administrative Services and First Regional Merchant Services business units. Our expanding team of skilled bankers continues to forge important relationships with customers in the real estate, professional services, manufacturing, and wholesale sectors. Our clients value the quality of our personalized, professional services. Also of prime importance, we remain focused on further expanding our financial strength and flexibility. First Regional’s equity capital was $106.0 million at year-end, a 37% increase from $77.4 million twelve months earlier.

While we are enthusiastic about First Regional Bancorp’s prospects, we must note that factors such as a decline in business activity in our key markets could have an adverse impact on our future results. Our management team is prepared to react swiftly to such possibilities consistent with our conservative, risk-averse philosophy.

Summary

First Regional Bancorp, a bank holding company (the “Company”), and one of its subsidiaries, First Regional Bank (the “Bank”), primarily serve Southern California through their branches. First Regional Bancorp has five other subsidiaries, First Regional Statutory Trust I, First Regional Statutory Trust II, First Regional Statutory Trust III, First Regional Statutory Trust IV and First Regional Statutory Trust V, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services provided by the Bank’s subsidiary, Trust Administration Services Corp. (TASC), formed during 1999, and the Bank’s Trust Services Division, formed during 2001. For segment reporting financial information see Note 19 of the Consolidated Financial Statements.

Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating real estate and commercial loans for small and midsize businesses in Southern California. This segment’s primary sources of revenue are interest income from loans and investment securities, and fees earned in connection with loans and deposits. This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses. The Bank’s Core Bank Operations also include the Bank’s Merchant Services Division, which provides credit card and ACH processing for Merchants.

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

The Company achieved continued profitability in 2005, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2003, 2004 and 2005. The Company’s profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

Average assets in 2005 were $1,479,531,000 compared to $987,139,000 in 2004 and $590,623,000 in 2003. As was the case in 2004 and 2003, the Company’s asset growth in 2005 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $26,525,000 in 2005 compared to $11,084,000 in 2004 and $4,615,000 in 2003.

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

Net Interest Income

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2004, in 2005 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank’s core loan portfolio increased significantly during 2005. The Company’s 2005 growth reflects an increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2004 and 2005. While the deposit growth was centered in noninterest bearing deposits, time deposits and money market deposits, there was also growth in savings deposits. Average money market and time deposits increased in 2005 as compared to the prior year. Deposit levels increased and interest rates increased in 2005 from 2004, and the combination led to an increase in interest expense in 2005.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2005			2004
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,380,743	$105,747	7.7%	$912,146	$55,277	6.1%
Investment Securities	7,914	186	2.4%	3,190	40	1.3%
Federal Funds Sold	6,429	174	2.7%	11,276	146	1.3%
Time Deposits With Other Financial Institutions	3,370	79	2.3%	3,162	37	1.2%
Total Interest Earning Assets	$1,398,456	$106,186	7.6%	$929,774	$55,500	6.0%

	For Year Ended December 31,
	2005			2004
	Average Balance	Income(2)/ Expense	Yield/ Rate %	Average Balance	Income(2)/ Expense	Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings Deposits	$42,200	$254	0.6%	$35,860	$140	0.4%
Money Market Accounts	561,657	11,033	2.0%	350,228	3,287	0.9%
Time Deposits	176,722	4,937	2.8%	143,178	2,126	1.5%
FHLB Advances	115,717	3,785	3.3%	53,714	833	1.6%
Other Borrowings	117	4	3.4%	330	2	0.6%
Subordinated Debentures	46,605	2,726	5.9%	34,242	1,813	5.3%
Total Interest Bearing Liabilities	$943,018	$22,739	2.4%	$617,552	$8,201	1.3%

(1)          This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $14,926,000, $9,304,000 and $6,278,000 in 2005, 2004 and 2003 respectively and is not net of deferred loan fees, which had an average balance of $7,028,000, $5,362,000 and $2,987,000 in 2005, 2004 and 2003 respectively.

(2)          Includes loan fees of $8,112,000 in 2005 and $5,201,000 in 2004.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
Total interest income(1)	$106,186	$55,500
Total interest expense	22,739	8,201
Net interest earnings	$83,447	$47,299
Average interest earning assets	$1,398,456	$929,774
Average interest bearing liabilities	$943,018	$617,552
Net yield on average interest earning assets	6.0%	5.1%

(1)          Includes loan fees of $8,112,000 in 2005 and $5,201,000 in 2004.

The following table sets forth changes in interest income and interest expense. The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2005 over 2004
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$33,347	$17,123	$50,470
Investment securities	92	54	146
Funds sold	(18)	46	28
Interest on time deposits with other financial institutions	3	39	42
Total Interest Earning Assets	$33,424	$17,262	$50,686
Interest Expense(1)
Savings	$28	$86	$114
Money market	2,756	4,990	7,746
Time	590	2,221	2,811
FHLB advances	1,505	1,447	2,952
Other borrowings	0	2	2
Subordinated debentures	708	205	913
Total interest bearing liabilities	$5,587	$8,951	$14,538

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees of $8,112,000 and $5,201,000 in 2005 and 2004, respectively.

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match repricing characteristics of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of December 31, 2005, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Other Operating Income

Other operating income increased for 2005 to $6,424,000, versus $5,289,000 in 2004 and $4,696,000 for the year 2003. Trust Administration Services Corp. (TASC), the Bank’s wholly owned subsidiary that provides administrative services to self-directed retirement plans, had revenue that totaled $2,193,000 during 2005 and $1,702,000 during 2004 and $1,520,000 during 2003. The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,208,000 in 2005, $1,061,000 in 2004 and $1,055,000 in 2003. The Bank’s trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $1,379,000 in 2005, $936,000 in 2004 and $682,000 in 2003.

Loan Portfolio and Provision for Loan Losses

The loan portfolio consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars in Thousands)
Commercial loans	$165,224	153,480
Real estate construction loans	222,439	129,106
Real estate loans	1,312,944	871,567
Government Guaranteed Loans	7,369	6,001
Other loans	5,881	2,973
Total loans	1,713,857	1,163,127
Less—Allowances for loan losses	17,577	11,825
—Deferred loan fees	7,923	7,073
Net loans	$1,688,357	$1,144,229

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank’s loans are floating rate and have no prepayment penalties.

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest only period and require a balloon payment. At December 31, 2005 and 2004 we had $1,081,523,000 and $582,719,000 of short and medium-term “mini-perm” first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company’s emphasis on maintaining high asset quality continued in 2005, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $2,268,000 (1.3% of total loans) at the end of 2005, $63,000 on December 31, 2004 and $826,000 on December 31, 2003. Management believes the allowance for loan losses as of December 31, 2005 is adequate in relation to both existing and potential risks in the loan portfolio.

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

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2005 provisions of

$5,695,000 were made to the reserve for loan losses, a significant increase from the prior year due to the substantial increase (48%) in the loan portfolio, $35,000 in loans were charged off, and $140,000 in loans previously charged off were recovered. In 2004 provisions of $4,902,000 were made to the reserve for loan losses, $515,000 in loans were charged off, and $113,000 in loans previously charged off were recovered. By way of comparison, in 2003 provisions of $3,058,000 were made to the reserve for loan losses, $758,000 in loans were charged off, and no loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2005 to $17,577,000 (or 1.0% of total loans), compared to the 2004 balance of $11,825,000 (or 1.0% of total loans), and compared to $7,660,000 (or 1.1% of total loans) at December 31, 2003.

In 2005, the Company identified loans having an aggregate average balance of $2,080,000 which it concluded were impaired under SFAS No. 114. In 2004, the Company identified loans having an aggregate average balance of $805,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2003, the Company identified loans having an aggregate average balance of $3,042,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a specific loss reserve for each of the loans which at December 31, 2005 and 2004 totaled $419,000 and $43,000, respectively, for the loans as a group.

Operating Expenses

Total operating expenses rose in 2005, to $38,056,000 from $28,710,000 in 2004 and $21,907,000 in 2003. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salaries and related benefits expense increased again in 2005, rising to $24,426,000 from a 2004 total of $18,438,000 and from $13,781,000 in 2003. The increase in this expense category principally reflects the increases in staffing in the main office and the new regional offices as part of the Company’s growth initiative. Occupancy expense rose in 2005, to $2,603,000 from $1,766,000 in 2004 and a 2003 total of $1,490,000; the increases reflect the rent paid on the various facilities which house the Bank’s expansion of regional offices. Other expenses rose again in 2005 as they did in 2004 and 2003. Other expenses totaled $11,027,000 in 2005 compared to $8,506,000 in 2004, which was increased from $6,636,000 in 2003. Other expenses in 2005 include professional services of $1,418,000, an increase from the prior years when professional services were $1,169,000 for 2004 and $719,000 in 2003; the increases primarily relate to increased audit and accounting fees due to the more extensive regulatory requirements applicable to larger companies. Data processing fees increased in 2005 to $1,118,000 compared to $933,000 in 2004 and $835,000 in 2003. Equipment expense increased to $1,060,000 during 2005 from $857,000 during 2004 and $712,000 for 2003. Customer courier service expense increased to $771,000 during 2005 from $587,000 during 2004 and $359,000 for 2003. The increases in data processing fees, equipment expense and customer courier service expense relate primarily to the growth of the bank. Directors fees increased due to increased corporate regulations and were $223,000 in 2005, $162,000 in 2004, and $147,000 in 2003. Most of the remaining categories of other expense generally remained stable (with the exception of the special reserve noted below), which rose to $5,276,000 in 2005 from $3,773,000 in 2004 and $2,969,000 in 2003 principally due to higher costs of services provided to customers.

During the year ended December 31, 2005, the issuer’s subsidiary, First Regional Bank, recorded a charge of $1,033,000 reflected in other expense to add to a special reserve in connection with the termination of certain business operations of the Bank’s Merchant Services division. The $1,033,000 reserve represents approximately 65% of an amount, approximately $1.59 million, that the Bank has been carrying as a receivable due from an outside service provider. While the Bank believes that it is entitled to the entire amount due of approximately $1.59 million, the Bank established the reserve due to the uncertain and protracted timing of collection. The Bank continues to pursue its collection efforts and will continue to monitor the status of the reserve based upon the success of such collection efforts. From time to time, depending on the results of such collection efforts, the Bank expects that it will evaluate whether the size of the reserve should be increased, reduced or eliminated. Any such adjustment will either result in a charge to earnings or a recovery.

Taxes

The combined effects of the activity described above resulted in Income Before Taxes of $46,120,000 in 2005, up from $18,976,000 in 2004, and $7,865,000 in 2003. In 2005, the Company recorded tax provisions of $19,595,000. The Company recorded tax provisions of $7,892,000 and $3,250,000 during 2004 and 2003, respectively. As a result, the Company generated net income of $26,525,000 in 2005, compared to $11,084,000 in 2004, and versus net income of $4,615,000 in 2003.

Contractual Obligations

The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 6, 7, 8, 12 and 14 of the Notes to Consolidated Financial Statements.

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$1,236,729	$0	$0	$0	$1,236,729
Time Deposits(2)	$181,933	$4,738	$0	$0	$186,670
Federal Home Loan Bank advances(3)	$210,089	$0	$0	$0	$210,089
Subordinated debentures(4)	$4,021	$8,041	$8,041	$158,354	$178,457
Note Payable(4)	$176	$281	$0	$0	$457
Operating leases	$1,980	$3,621	$3,156	$3,660	$12,417

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

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion on these commitments is included in Note 7 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$426,866	$0	$0	$0	$426,866
Standby letters of credit	$9,779	$0	$0	$0	$9,779

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company’s historical experience.

Liquidity, Sources of Funds, and Capital Resources

Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $72,118,000 and $122,939,000 (or 5.1% and 12.3% of total deposits) at December 31, 2005 and 2004, respectively. In addition, at December 31, 2005, some $7.4 million of the Bank’s total loans consisted of government guaranteed loans which represent a source of liquidity due to the active secondary markets which exist for these assets. The Company sold loan participation interests totaling approximately $42,000,000 during 2004. The Company did not sell loan participation interests during 2005. Participations of loans originated by the Bank represent an additional source of liquidity for the bank. The ratio of net loans (including government guaranteed loans) to deposits was 118.9% and 114.4% at the end of 2005 and 2004, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $210,000,000 at the end of 2005 and were secured by loans available as collateral at the FHLB. As of December 31, 2005, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $486,107,000.

The Bank has available lines of credit totaling $10,000,000 from certain financial institutions.

In January 1999, the Bank established TASC, a wholly owned subsidiary that provides administrative services to self-directed retirement plans. Deposits held for TASC clients by the Bank represent approximately 10% and 11% of the Bank’s total deposits as of December 31, 2005 and 2004.

The Company continues to maintain a strong and prudent capital position. Total shareholders’ equity was $106,034,000 and $77,446,000 as of December 31, 2005 and 2004, respectively. The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-05	12-31-04
Leverage Ratio (Tier I Capital to Average Assets):
First Regional Bancorp	8.40%	8.71%
First Regional Bank	9.57%	9.68%
Regulatory requirement	4.00%	4.00%

The “regulatory requirement” listed represents the level of capital required for “adequately capitalized” status.

In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-05	12-31-04
Tier I Capital to Risk-Weighted Assets:
First Regional Bancorp	7.75%	8.72%
First Regional Bank	8.84%	9.70%
Regulatory requirement	4.00%	4.00%
Total Capital to Risk-Weighted Assets:
First Regional Bancorp	10.09%	10.96%
First Regional Bank	9.83%	10.74%
Regulatory requirement	8.00%	8.00%

The Company meets all applicable capital standards at December 31, 2005 and believes that it will continue to meet all applicable capital standards.

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

During 2003, the Company repurchased 36,000 shares of its outstanding common stock at a total cost of $559,000. During 2004, the Company repurchased 10,000 shares of its outstanding common stock at a total cost of $280,000. During 2005, the Company did not repurchase any shares of its outstanding common stock.

In 2001, 2002, 2004 and 2005 the Company issued $5,155,000, $7,732,000, $28,351,000 and $20,619,000 respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated deferrable debentures. The Company then invested most of the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank’s future growth.

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

The Company will adopt this standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in Note 1 to the consolidated financial statements included elsewhere herein.

FSP Nos. 115-1 and 124-1—In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairement loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

SFAS No. 154—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

SOP No. 94-6-1—During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. It is not anticipated that adoption of this FSP will have a significant impact on the Company’s financial condition or results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of December 31, 2005, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

			One month	Six months	One year
			but less	but less	but less		Non-interest
	Floating	Less than	than	than	than	Five years	earning or
Category	Rate	one month	six months	one year	five years	or more	bearing	Total
	(In Thousands)
Fed funds sold	0	0	0	0	0	0	0	0
Interest-bearing deposits in financial institutions	0	0	132	3,221	0	0	0	3,353
Investment securities	0	2,036	1,231	0	0	887	0	4,154
Subtotal	0	2,036	1,363	3,221	0	887	0	7,507
Loans	1,682,818	2,627	369	454	2,089	0	0	1,688,357
Total earning assets	1,682,818	4,663	1,732	3,675	2,089	887	0	1,695,864
Cash and due from banks	0	0	0	0	0	0	67,964	67,964
Premises and equipment	0	0	0	0	0	0	3,581	3,581
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	9,870	0	0	0	0	0	34,436	44,306
Total non-earning assets	9,870	0	0	0	0	0	105,981	115,851
Total assets	1,692,688	4,663	1,732	3,675	2,089	887	105,981	1,811,715
Advances from FHLB	0	210,000	0	0	0	0	0	210,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	210,000	0	0	0	0	0	210,000
Savings deposits	55,394	0	0	0	0	0	0	55,394
Money market deposits	735,237	0	0	0	0	0	0	735,237
Time deposits	0	57,066	105,715	14,740	5,971	0	0	183,492
Subordinated Debentures	0	0	61,857	0	0	0	0	61,857
Total interest bearing liabilities	790,631	267,066	167,572	14,740	5,971	0	0	1,245,980
Demand deposits	0	0	0	0	0	0	446,098	446,098
Other liabilities	412	0	0	0	0	0	13,191	13,603
Equity capital	0	0	0	0	0	0	106,034	106,034
Total non-interest bearing liabilities and equity capital	412	0	0	0	0	0	565,323	565,735
Total liabilities and equity capital	791,043	267,066	167,572	14,740	5,971	0	565,323	1,811,715
GAP	901,645	(262,403)	(165,840)	(11,065)	(3,882)	887	(459,342)	0
Cumulative GAP	901,645	639,242	473,402	462,337	458,455	459,342	0	0

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

The Bank’s investment portfolio continues to include high quality, low risk securities, principally U.S. Treasury and Government Sponsored Enterprise securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status. No gains or losses were recorded on security sales during 2005, 2004 or 2003. As of December 31, 2005 the Bank’s investment portfolio contained gross unrealized losses of $46,000 and no gross unrealized gains, for unrealized losses net of tax benefit of $27,000. As of both December 31, 2004 and December 31, 2003 the Bank’s investment portfolio contained no gross unrealized losses or gains. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

Item 8. Financial Statements and Supplementary Data

See “Item 15. Exhibits, Financial Statement Schedules” below for financial statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any change in accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

First Regional Bancorp has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during First Regional Bancorps’ most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures—The principal executive officer and principal financial officer of First Regional Bancorp have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurances to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal control over financial reporting was conducted, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Conpany’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Regional Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 14, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 14, 2006

Item 9B. Other Information

None.

PART III

The information required by this part (Items 10, 11, 12, 13 and 14) will be included in the definitive proxy statement to be filed by the Company within 120 days of fiscal year end pursuant to Section 14 of the Act. Such information is hereby incorporated by reference in accordance with Rule G(3) of the General Instructions to Form 10-K.

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

FIRST REGIONAL BANCORP
Date: March 16, 2006	By:	/s/ JACK A. SWEENEY
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer
Date: March 16, 2006	By:	/s/ THOMAS MCCULLOUGH
Thomas McCullough, Corporate Secretary
Date: March 16, 2006	By:	/s/ELIZABETH THOMPSON
Elizabeth Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK A. SWEENEY	Director, Chairman of the Board and	March 16, 2006
Jack A. Sweeney	Chief Executive Officer
/s/ LAWRENCE J. SHERMAN	Director, Vice Chairman of the	March 16, 2006
Lawrence J. Sherman	Board
/s/ H. ANTHONY GARTSHORE	Director and President	March 16, 2006
H. Anthony Gartshore
/s/ THOMAS MCCULLOUGH	Director, Corporate Secretary	March 16, 2006
Thomas E. McCullough
/s/ GARY HORGAN	Director	March 16, 2006
Gary Horgan
/s/ FRED M. EDWARDS	Director	March 16, 2006
Fred M. Edwards
/s/ RICHARD E. SCHREIBER	Director	March 16, 2006
Richard E. Schreiber

All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 14, 2006

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and due from banks	$67,964,000	$51,480,000
Federal funds sold		68,025,000
Cash and cash equivalents	67,964,000	119,505,000
Interest-bearing deposits in financial institutions	3,353,000	3,236,000
Investment securities available for sale, amortized cost of $4,200,000 in 2005 and $3,434,000 in 2004	4,154,000	3,434,000
Federal Home Loan Bank Stock—at cost	9,870,000	8,304,000
Loans, net of allowance for loan losses of $17,577,000 in 2005 and $11,825,000 in 2004	1,688,357,000	1,144,229,000
Premises and equipment—net	3,581,000	3,091,000
Accrued interest receivable and other assets	23,102,000	17,279,000
Deferred income taxes	11,334,000	7,040,000
TOTAL	$1,811,715,000	$1,306,118,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$446,098,000	$361,873,000
Interest-bearing:
Time deposits	183,492,000	161,504,000
Money market deposits	735,237,000	437,761,000
Other	55,394,000	38,914,000
Total deposits	1,420,221,000	1,000,052,000
Federal Home Loan Bank advances	210,000,000	176,687,000
Note payable	412,000	562,000
Accrued interest payable and other liabilities	13,191,000	10,133,000
Subordinated debentures	61,857,000	41,238,000
Total liabilities	1,705,681,000	1,228,672,000
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7) SHAREHOLDERS’ EQUITY:
Common stock—no par value; authorized, 50,000,000 shares; outstanding, 4,080,000 (2005) and 4,051,000 (2004) shares	49,918,000	47,970,000
Unearned ESOP shares; 43,000 (2005) and 59,000 (2004)	(391,000)	(533,000)
Total common stock—no par value; outstanding, 4,037,000 (2005) and 3,992,000 (2004) shares	49,527,000	47,437,000
Retained earnings	56,534,000	30,009,000
Accumulated other comprehensive loss, net of tax	(27,000)
Total shareholders’ equity	106,034,000	77,446,000
TOTAL	$1,811,715,000	$1,306,118,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
INTEREST INCOME:
Interest on loans	$105,747,000	$55,277,000	$31,350,000
Interest on deposits in financial institutions	79,000	37,000	16,000
Interest on federal funds sold	174,000	146,000	237,000
Interest on investment securities	186,000	40,000	51,000
Total interest income	106,186,000	55,500,000	31,654,000
INTEREST EXPENSE:
Interest on deposits	16,224,000	5,553,000	2,687,000
Interest on subordinated debentures	2,726,000	1,813,000	766,000
Interest on other borrowings	3,789,000	835,000	67,000
Total interest expense	22,739,000	8,201,000	3,520,000
NET INTEREST INCOME	83,447,000	47,299,000	28,134,000
PROVISION FOR LOAN LOSSES	5,695,000	4,902,000	3,058,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	77,752,000	42,397,000	25,076,000
OTHER OPERATING INCOME:
Customer service fees	5,582,000	4,567,000	4,068,000
Other—net	842,000	722,000	628,000
Total other operating income	6,424,000	5,289,000	4,696,000
OTHER OPERATING EXPENSES:
Salaries and related benefits	24,426,000	18,438,000	13,781,000
Occupancy expenses	2,603,000	1,766,000	1,490,000
Other expenses	11,027,000	8,506,000	6,636,000
Total other operating expenses	38,056,000	28,710,000	21,907,000
INCOME BEFORE PROVISION FOR INCOME TAXES	$46,120,000	$18,976,000	$7,865,000
PROVISION FOR INCOME TAXES	19,595,000	7,892,000	3,250,000
NET INCOME	$26,525,000	$11,084,000	$4,615,000
BASIC EARNINGS PER COMMON SHARE	$6.60	$3.31	$1.65
DILUTED EARNINGS PER COMMON SHARE	$6.18	$2.84	$1.59

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

				Accumulated
	Common Stock			Other
	Shares		Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Income
BALANCE—January 1, 2003	2,634,000	$12,908,000	$14,921,000	$1,000
Common stock repurchased and retired	(36,000)	(178,000)	(381,000)
Earned ESOP shares	16,000	310,000
Common stock issued in private placement	237,000	2,831,000
Options exercised—including tax benefit	1,000	6,000
Comprehensive income:
Net income			4,615,000		$4,615,000
Other comprehensive loss—net change in unrealized loss on securities available for sale, net of tax				(1,000)	(1,000)
Comprehensive income					$4,614,000
BALANCE—December 31, 2003	2,852,000	15,877,000	19,155,000
Common stock repurchased and retired	(10,000)	(50,000)	(230,000)
Earned ESOP shares	16,000	544,000
Common stock issued in private placement	583,000	16,395,000
Conversion of debentures—net	545,000	14,549,000
Options exercised—including tax benefit	6,000	122,000
Comprehensive income—net income			11,084,000		$11,084,000
BALANCE—December 31, 2004	3,992,000	47,437,000	30,009,000	—
Earned ESOP shares	16,000	1,090,000
Options exercised—including tax benefit	29,000	1,000,000
Net income			26,525,000		$26,525,000
Other comprehensive loss—net change in unrealized loss on securities available for sale, net of tax benefit of $19,000				(27,000)	(27,000)
Comprehensive income					$26,498,000
BALANCE—December 31, 2005	4,037,000	$49,527,000	$56,534,000	$(27,000)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$26,525,000	$11,084,000	$4,615,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,965,000	4,902,000	3,058,000
Depreciation and amortization	794,000	722,000	878,000
Amortization of investment securities premiums and discounts—net	(173,000)	(40,000)	(51,000)
Federal Home Loan Bank stock dividends	(335,000)	(133,000)	(50,000)
Net loss on sale/disposal of premises and equipment	13,000	37,000	8,000
Increase in accrued interest receivable and other assets	(5,823,000)	(5,795,000)	(1,342,000)
Increase in accrued interest payable and other liabilities	2,167,000	2,936,000	2,515,000
Tax benefit from stock options exercised	734,000	76,000
Deferred income tax benefit	(4,275,000)	(2,589,000)	(1,535,000)
Deferred compensation expense	891,000	634,000	506,000
Net cash provided by operating activities	26,483,000	11,834,000	8,602,000
INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in financial institutions	(117,000)	(220,000)	(3,016,000)
Net increase in loans	(550,093,000)	(443,805,000)	(308,531,000)
Purchases of investment securities	(17,248,000)	(12,454,000)	(12,151,000)
Proceeds from maturities of investment securities	16,655,000	13,500,000	10,500,000
Purchase of Federal Home Loan Bank stock	(1,231,000)	(6,071,000)	(2,050,000)
Purchases of premises and equipment	(1,317,000)	(1,984,000)	(746,000)
Proceeds from sale of premises and equipment	20,000		12,000
Net cash used in investing activities	(553,331,000)	(451,034,000)	(315,982,000)
FINANCING ACTIVITIES:
Net increase in time deposits	$21,988,000	$33,986,000	$81,350,000
Net increase in noninterest-bearing deposits and other interest-bearing deposits	398,181,000	302,120,000	160,466,000
Decrease in federal funds purchased			(161,000)
Increase in Federal Home Loan Bank advances	33,313,000	134,687,000	42,000,000
Issuance costs of subordinated debentures			(681,000)
Issuance of subordinated debt	20,619,000	28,351,000	15,000,000
Decrease in note payable	(150,000)	(150,000)	(150,000)
Stock options exercised	266,000	46,000	6,000
Common stock issued	1,090,000	16,939,000	3,141,000
Common stock repurchased and retired		(280,000)	(559,000)
Net cash provided by financing activities	475,307,000	515,699,000	300,412,000
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,541,000)	76,499,000	(6,968,000)
CASH AND CASH EQUIVALENTS—Beginning of year	119,505,000	43,006,000	49,974,000
CASH AND CASH EQUIVALENTS—End of year	$67,964,000	$119,505,000	$43,006,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$23,352,000	$7,964,000	$3,356,000
Income taxes	$24,442,000	$9,025,000	$4,600,000
NONCASH FINANCING ACTIVITIES:
Decrease in subordinated debentures due to conversion		$(15,000,000)
Issuance of common stock upon conversion of subordinated debentures—net		14,549,000

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

The Company also has five wholly owned subsidiaries that are statutory business trusts. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, these trusts are not consolidated into the accounts of First Regional Bancorp.

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

At each reporting date, management assesses whether there are any “other than temporary” impairment to investment securities available-for-sale securities. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss. In assessing impairment, the severity and duration of the loss and the financial wherewithal of the issuers of the securities is considered, as well as the ability and positive intent of the Company to hold the securities until their fair values recover.

Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon the Bank’s outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as other income.

Loans—Loans are carried at face amount less payments collected, deferred fees, and allowances for loan losses. Interest on loans is accrued daily on a simple-interest basis. Loan origination fees and

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Upon foreclosure, other real estate owned is recorded at estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2005 and 2004.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets—From time to time, the Company purchases customer relationships. The gross carrying amount of such intangible assets totaled $680,000 at December 31, 2005 and 2004, and the related accumulated amortization totaled $227,000 and $144,000 at December 31, 2005 and 2004, respectively. Certain lists are amortizable and the Company amortizes the amounts paid using the straight-line method over the projected useful life of the lists, which is estimated to be four years. The total amortization expense on purchased customer lists was $83,000, $82,000, and $62,000 during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization is expected to be $83,000 and $21,000 for 2006 and 2007, respectively.

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

Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction. There were no outstanding federal funds purchased at December 31, 2005 and 2004.

Federal Home Loan Bank Advances—FHLB advances generally mature within 30 days from the transaction date and are reflected at the amount of cash received in connection with the transaction. These advances are secured by loans available as collateral at the FHLB.

Earnings per Common Share—Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the anti-dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options and convertible subordinated debentures. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 10.

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

Stock Compensation Plans—The Company has a non-qualified employee stock option plan that is more fully described in Note 11 of the notes to the consolidated financial statements. The Company’s policy is to

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	2005	2004	2003
Net income to common shareholders:
As reported	$26,525,000	$11,084,000	$4,615,000
Pro forma	26,202,000	10,833,000	4,443,000
Basic earnings per share:
As reported	$6.60	$3.31	$1.65
Pro forma	6.52	3.24	1.59
Diluted earnings per share:
As reported	6.18	2.84	1.59
Pro forma	6.10	2.78	1.53

The estimated fair value of options granted during May 2005 was $36.74 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.3% and expected lives of 10 years. The estimated fair value of options granted during July 2005 was $45.18 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.6% and expected lives of 10 years.

The estimated fair value of options granted during 2003 was $12.53. The fair values of options granted under the Company’s stock option plan during 2003, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.5% and expected lives of 10 years. There were no options granted during 2004.

Employee Stock Ownership Plan and Trust—The debt of the Employee Stock Ownership Plan and Trust (“ESOP”) is recorded as debt of the Company, and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transactions at the intrinsic value allowed by APB Opinion No. 25 and requires that such transactions be accounted for based on the grant date fair value of the award. This statement also amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. The statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g., a binomial model) or a closed-end model (e.g., the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005.

The Company will adopt this standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as previously disclosed.

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. It is not anticipated that adoption will have a material impact on our financial condition or results of operations.

2.   INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of December 31, 2005 and 2004, were as follows:

		Gross
	Amortized	Unrealized	Fair
2005	Cost	Losses	Value
U.S. Treasury securities	$249,000	$—	$249,000
U.S. government sponsored enterprise debt securities	1,880,000	(11,000)	1,869,000
Mutual funds	2,071,000	(35,000)	2,036,000
	$4,200,000	$(46,000)	$4,154,000

		Gross
	Amortized	Unrealized	Fair
2004	Cost	Losses	Value
U.S. Treasury securities	$2,444,000	$—	$2,444,000
U.S. government sponsored enterprise debt securities	990,000	—	990,000
	$3,434,000	$—	$3,434,000

At December 31, 2005, no securities have been in a continuous unrealized loss position for greater than 12 months. All individual securities that are in an unrealized loss position at December 31, 2005, had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2005.

Debt securities with cost and fair value of $1,231,000 at December 31, 2005, are scheduled to mature in 2006. Debt securities with cost of $898,000 and fair value of $887,000 at December 31, 2005, are scheduled to mature in 2013.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

2.   INVESTMENT SECURITIES (Continued)

Securities carried at $1,231,000 and $3,434,000 were pledged as of December 31, 2005 and 2004, respectively, to secure current or future public deposits and for other purposes required or permitted by law.

3.   LOANS

The loan portfolio at December 31, 2005 and 2004, consisted of the following:

	2005	2004
Real estate loans	$1,312,944,000	$871,567,000
Commercial loans	165,224,000	153,480,000
Real estate construction loans	222,439,000	129,106,000
Government guaranteed loans	7,369,000	6,001,000
Other loans	5,881,000	2,973,000
	1,713,857,000	1,163,127,000
Allowance for loan losses	(17,577,000)	(11,825,000)
Deferred loan fees—net	(7,923,000)	(7,073,000)
Loans—net	$1,688,357,000	$1,144,229,000

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

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short- and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank’s loans are floating rate and have no prepayment penalties.

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At December 31, 2005 and 2004, the Company had $1,081,523,000 and $582,719,000 of short- and medium-term “mini-perm” first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

3.   LOANS (Continued)

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003, is as follows:

	2005	2004	2003
Balance—beginning of year	$11,825,000	$7,660,000	$5,500,000
Provision for loan losses	5,695,000	4,902,000	3,058,000
Loans charged off	(35,000)	(515,000)	(758,000)
Allowance for unfunded loan commitments and lines of credit	(48,000)	(335,000)	(140,000)
Recoveries on loans previously charged off	140,000	113,000
Balance—end of year	$17,577,000	$11,825,000	$7,660,000

Management believes the allowance for loan losses as of December 31, 2005, is adequate to absorb losses inherent in the loan portfolio. Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At December 31, 2005 and 2004, the recorded investment in loans for which impairment had been recognized was $2,268,000 and $63,000, with specific reserves of $419,000 and $13,000, respectively. All loans for which impairment had been recognized had a related specific reserve at December 31, 2005 and 2004.

The average recorded investment in impaired loans during 2005, 2004, and 2003 was $2,080,000, $805,000, and $3,042,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2005, 2004, or 2003.

Nonaccrual loans totaled $2,195,000 and $43,000 at December 31, 2005 and 2004, respectively. Loans which were past due by 90 days or more but not on nonaccrual were $17,000 and $2,000 at December 31, 2005 and 2004, respectively. There were no restructured loans as of December 31, 2005 and 2004.

Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and lines of credit is included in other liabilities on the accompanying consolidated balance sheets. Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses. At December 31, 2005 and 2004 the allowance for unfunded loan commitments and lines of credits was $523,000 and $475,000, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

3.   LOANS (Continued)

In the ordinary course of business, the Bank may grant loans to its directors and executive officers. Following for the years ended December 31, 2005 and 2004, is a summary of such loans:

	2005	2004
Balance—beginning of year	$8,000	$—
Loans granted or renewed	101,000	133,000
Repayments	(109,000)	(125,000)
Balance—end of year	$—	$8,000

4.   PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2005 and 2004, consisted of the following:

	2005	2004
Furniture, fixtures, and equipment	$4,657,000	$4,256,000
Leasehold improvements	2,618,000	2,032,000
	7,275,000	6,288,000
Accumulated depreciation and amortization	(3,694,000)	(3,197,000)
Premises and equipment—net	$3,581,000	$3,091,000

Rental expense for premises included in occupancy expenses for 2005, 2004, and 2003, was approximately $2,397,000, $1,628,000, and $1,395,000, respectively. Depreciation expense included in other expenses for 2005, 2004, and 2003 was approximately $794,000, $722,000, and $878,000, respectively.

The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2005, net of sublease income:

Minimum
Rental
Year Ending December 31	Commitments
2006	$1,980,000
2007	1,917,000
2008	1,704,000
2009	1,602,000
2010	1,554,000
2011 and thereafter	3,660,000
Total	$12,417,000

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

5.   INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003, consists of the following:

	2005	2004	2003
Current provision:
Federal	$17,945,000	$7,839,000	$3,505,000
State	5,925,000	2,642,000	1,280,000
	23,870,000	10,481,000	4,785,000
Deferred benefit:
Federal	(3,520,000)	(2,051,000)	(1,122,000)
State	(755,000)	(538,000)	(413,000)
	(4,275,000)	(2,589,000)	(1,535,000)
Total	$19,595,000	$7,892,000	$3,250,000

Income tax (liabilities) assets at December 31, 2005 and 2004, consisted of the following:

	2005	2004
Income taxes currently (payable) receivable:
Federal	$(646,000)	$(1,437,000)
State	53,000	(396,000)
	$(593,000)	$(1,833,000)
Deferred income tax assets:
Federal	$8,856,000	$5,316,000
State	2,478,000	1,724,000
	$11,334,000	$7,040,000

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

5.   INCOME TAXES (Continued)

The components of the net deferred income tax assets at December 31, 2005 and 2004, are summarized as follows:

	2005	2004
Federal
Deferred tax liabilities:
Prepaid expenses	$(198,000)	$(193,000)
State taxes	(867,000)	(586,000)
Depreciation	(390,000)	(355,000)
Gross liabilities	(1,455,000)	(1,134,000)
Deferred tax assets:
Loan and real estate loss allowances	6,180,000	3,919,000
Deferred compensation	1,571,000	1,223,000
State franchise tax	1,994,000	892,000
Intangible assets	167,000	182,000
Accrued expenses	125,000	122,000
Other	274,000	112,000
Gross assets	10,311,000	6,450,000
Net deferred tax assets—federal	8,856,000	5,316,000
State
Deferred tax liabilities:
Prepaid expenses	(61,000)	(61,000)
Depreciation	(78,000)	(71,000)
Gross liabilities	(139,000)	(132,000)
Deferred tax assets:
Loan and real estate loss allowances	1,962,000	1,333,000
Deferred compensation	487,000	390,000
Intangible assets	51,000	58,000
Other	117,000	75,000
Gross assets	2,617,000	1,856,000
Net deferred tax assets—state	2,478,000	1,724,000
Net deferred tax assets	$11,334,000	$7,040,000

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003, varied from the federal statutory tax rate for the following reasons:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$16,170,000	35.0%	$6,632,000	35.0%	$2,759,000	35.0%
State franchise taxes—net of federal income tax benefit	3,312,000	7.2	1,371,000	7.2	559,000	7.1
Other—net	113,000	0.2	(111,000)	(0.6)	(68,000)	(0.8)
Total	$19,595,000	42.4%	$7,892,000	41.6%	$3,250,000	41.3%

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

6.   SUBORDINATED DEBENTURES

Convertible Subordinated Debentures—During 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bore interest at a rate of 6% per annum and were convertible into the Company’s common stock at a conversion price of $27.50 per share. The debentures were senior to the Company’s trust securities but were subordinate to the Company’s other existing and future senior indebtedness.

The debentures were convertible at any time at the option of the holders of the securities. The conversion price was subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 principal amount of debentures was convertible to approximately 36.36 shares of common stock. The debentures were callable by the Company at par on or after October 30, 2007. Prior to October 30, 2007, the debentures were callable at par only if the average closing price of the Company’s stock equaled or exceeded $38.50 for 30 consecutive trading days. Otherwise, the debentures were not callable prior to October 30, 2006, and were callable at 106% of par between October 30, 2006 and October 30, 2007.

The Company contributed $14,300,000 of the net proceeds to the Bank. All of the net proceeds were treated as Tier II Capital of the Company. All of the $14,300,000 of capital contributed by the Company to the Bank is treated as Tier I Capital of the Bank.

During November 2004, the Company notified holders of the convertible subordinated debentures that it was exercising its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $27.50 per share. During December 2004, all convertible subordinated debentures were converted into shares of First Regional Bancorp common stock, resulting in the issuance of 545,000 new First Regional Bancorp common shares. Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was or will be made. Cash was paid in lieu of the issuance of any fractional common shares.

Junior Subordinated Deferrable Debentures—During 2001, 2002, 2004, and 2005, the Company established First Regional Statutory Trusts I through V (collectively, the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

Effective December 31, 2003, the Company adopted FIN No. 46R. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. As a consequence of adopting the provisions of FIN No. 46R, the Trusts are no longer being consolidated by the Company. Junior subordinated deferrable debentures represent liabilities of the Company to the Trusts.

The Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

6.   SUBORDINATED DEBENTURES (Continued)

Bank as additional paid-in capital. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities, which are not registered with the Securities and Exchange Commission, must be redeemed within 30 years.

Holders of the Trust Securities are entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears of each year at a floating interest rate starting at an annual rate, equal to three-month London InterBank Offered Rate plus an interest factor, not to exceed 11.90% during the first five years. The terms of the Debentures are identical to those of the Trust Securities, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures. If and for so long as interest payments on the Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company’s capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures.

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

The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated debt on the accompanying consolidated balance sheets and 6.   SUBORDINATED DEBENTURES (Continued)was $1,859,000 and $1,240,000 at December 31, 2005 and 2004, respectively. The following table summarizes pertinent information as of December 31, 2005 related to the junior subordinated deferrable debentures issued by each Trust:

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

6.   SUBORDINATED DEBENTURES (Continued)

					Rate at
		Principal	Rate	Initial	December 31,
Issuance Trust	Issuance Date	Balance	Type	Rate	2005	Maturity Date
		(000s)
First Regional Statutory Trust I	December 2001	$5,000	Variable	5.60%	8.10%	December 2031
First Regional Statutory Trust II	September 2002	7,500	Variable	5.22	7.92	September 2032
First Regional Statutory Trust III	March 2004	7,500	Variable	3.90	7.29	March 2034
First Regional Statutory Trust IV	December 2004	20,000	Variable	4.45	6.49	December 2034
First Regional Statutory Trust V	September 2005	20,000	Variable	5.49	5.97	September 2035

7.   COMMITMENTS AND CONTINGENCIES

The Company as of December 31, 2005, had the following commitments and contingent liabilities:

Undisbursed loans	$426,866,000
Standby letters of credit	9,779,000

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

The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company’s common stock on the open market for allocation to the employees’ accounts in the plan. The Company contributed approximately $249,000, $199,000, and $154,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

As of December 31, 2005, the Bank had unused lines of credit with other depository institutions of $10,000,000.

The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2005 and 2004, there were $134,653,000 and $110,677,000, respectively, of merchant credit card deposit balances on hand.

Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

7.   COMMITMENTS AND CONTINGENCIES (Continued)

be maintained to meet these requirements were approximately $45,965,000 and $36,328,000 at December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company recorded a charge of $1,033,000 reflected in other expenses to reserve for a receivable due from an outside service provider to the Bank’s Merchant Services division. The Company continues to pursue its collection efforts and will continue to monitor the status of the reserve based upon the success of such collection efforts.

In the normal course of business, the Company and its subsidiaries are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s consolidated financial position or results of operations.

8.   FEDERAL HOME LOAN BANK ADVANCES

The Bank enters into short-term borrowing agreements with the Federal Home Loan Bank. The Bank had outstanding balances of $210,000,000 and $176,687,000 under these agreements at December 31, 2005 and 2004, respectively, with weighted-average interest rates of 4.32% and 2.38%, respectively. The average outstanding balance of short-term borrowings for 2005, 2004, and 2003 was $115,718,000, $53,714,000, and $4,688,000, respectively. The weighted-average interest rate during the year was 3.27%, 1.55%, and 1.24% for 2005, 2004, and 2003, respectively. The maximum outstanding at any month-end was $210,000,000 during 2005, $176,687,000 during 2004, and $42,000,000 during 2003. All of the advances outstanding at December 31, 2005, mature in 2006.

9.   REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by the regulators that, if undertaken, could have a direct, material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

9.   REGULATORY CAPITAL (Continued)

As of December 31, 2005 and 2004, management believes the Bank meets the requirements to be categorized as “adequately capitalized” under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. Under the framework, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. At December 31, 2005, the Bank had no brokered deposits. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

As a result of a recent examination by the FDIC and the California Department of Financial Institutions (“DFI”) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”). As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed such concerns. Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

9.   REGULATORY CAPITAL (Continued)

Following is a table showing the minimum capital ratios required for the Company and the Bank and the Company’s and the Bank’s actual capital ratios and actual capital amounts at December 31:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000s)		(000s)		(000s)
As of December 31, 2005:
Total capital (to risk-weighted assets)
Company	$184,247	10.1%	$145,938	>8.0%	$182,423	>10.0%
Bank	179,383	9.8	146,435	8.0	183,044	10.0
Tier I capital (to risk-weighted assets)
Company	$141,527	7.8%	$72,578	4.0%	$108,867	6.0%
Bank	161,283	8.8	73,310	4.0	109,966	6.0
Tier I capital (to average assets)
Company	$141,527	8.4%	$67,394	4.0%	$84,242	5.0%
Bank	161,283	9.6	67,201	4.0	84,002	5.0
As of December 31, 2004:
Total capital (to risk-weighted assets)
Company	$129,688	11.0%	$94,319	>8.0%	$117,898	>10.0%
Bank	126,966	10.7	94,928	8.0	118,660	10.0
Tier I capital (to risk-weighted assets)
Company	$103,184	8.7%	$47,441	4.0%	$71,161	6.0%
Bank	114,666	9.7	47,285	4.0	70,927	6.0
Tier I capital (to average assets)
Company	$103,184	8.7%	$47,441	4.0%	$59,301	5.0%
Bank	114,666	9.7	47,285	4.0	59,106	5.0

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

10.   EARNINGS PER SHARE RECONCILIATION

The calculation of earnings per share for 2005, 2004, and 2003 is presented below. The effect of dilutive securities for 2003 does not include any shares for the assumed conversion of the convertible subordinated debentures, as such conversion was anti-dilutive for the period.

	December 31, 2005
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$26,525,000	4,019,000	$6.60
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		273,000	(0.42)
Diluted EPS
Income available to common shareholders	$26,525,000	4,292,000	$6.18

	December 31, 2004
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$11,084,000	3,343,000	$3.31
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		365,000	(0.33)
Incremental shares from assumed conversion of convertible subordinated debentures	509,000	367,000	(0.14)
Diluted EPS
Income available to common shareholders	$11,593,000	4,075,000	$2.84

	December 31, 2003
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$4,615,000	2,792,000	$1.65
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		111,000	(0.06)
Diluted EPS
Income available to common shareholders	$4,615,000	2,903,000	$1.59

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

11.   STOCK COMPENSATION PLAN

In May 2005, the Company adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 200,000 shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings. To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank. During May and July 2005, the Company granted options to buy up to 59,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015. The exercise prices of the options granted in 2005 range from $61.50 to $75.00. No other stock options were granted during 2005.

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

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

The Company had options outstanding granted under the plans at December 31, 2005, 2004, and 2003, as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding—beginning of year	603,000	$13.14	609,000	$13.08	460,000	$10.57
Granted	59,000	63.97			150,000	20.79
Exercised	(29,000)	9.09	(6,000)	7.42	(1,000)	8.75
Cancelled	(7,000)	40.83
Outstanding—end of year	626,000	17.78	603,000	13.14	609,000	13.08
Options exercisable at year-end	336,000	12.34	294,000	11.73	225,000	11.12

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

11.   STOCK COMPENSATION PLAN (Continued)

Information pertaining to options outstanding at December 31, 2005, is as follows:

	Options Outstanding
		Weighted-	Weighted-	Options Exercisable
		Average	Average		Weighted-
	Number	Remaining	Exercise		Average
Range of Exercise Prices	Outstanding	Life	Price	Number	Price
$7.25	34,000	5.08	$7.25	11,000	$7.25
8.00 - 8.75	57,000	5.00	8.55	19,000	8.40
11.50	332,000	6.80	11.50	265,000	11.50
20.79	148,000	7.70	20.79	41,000	20.79
61.50 - 75.00	55,000	9.50	63.97	0	0

12.   EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1998, the Company established an ESOP for eligible employees. Full-time and part-time employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate. During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 150,000 shares of the Company’s common stock. This loan matured during 2003 and was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company’s contributions to the ESOP. The loan requires annual principal reductions of $150,000. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, prime plus 0.5%, with interest of 7.75% at December 31, 2005. The outstanding principal balance of the ESOP loan at December 31, 2005 and 2004, was $412,000 and $562,000, respectively.

Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year’s total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 16,000 shares for each year ended December 31, 2005 and 2004.

Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2005, 2004, and 2003, was $1,154,000, $596,000, and $369,000, respectively.

At December 31, 2005 and 2004, unearned compensation related to the ESOP approximated $391,000 and $533,000, respectively, and is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheets. Based upon the market price of the Company’s stock at December 31, 2005, the unearned shares of the ESOP have a cumulative fair value of $2,905,000.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and due from banks	$67,964	$67,964	$51,480	$51,480
Federal funds sold			68,025	68,025
Interest-bearing deposits in financial institutions	3,353	3,353	3,236	3,236
Investment securities available for sale	4,154	4,154	3,434	3,434
Federal Home Loan Bank Stock	9,870	9,870	8,304	8,304
Loans	1,688,357	1,711,727	1,144,229	1,160,159
Accrued interest receivable	8,087	8,087	4,411	4,411
Liabilities:
Deposits:
Noninterest-bearing	446,098	446,098	361,873	361,873
Interest-bearing:
Time deposits	183,492	183,103	161,504	161,218
Money market and other deposits	790,631	790,631	476,675	476,675
Subordinated debentures	61,857	62,186	41,238	40,271
Federal Home Loan Bank advances	210,000	210,000	176,687	176,687
Note payable	412	412	562	562
Accrued interest payable	1,009	1,009	386	386

Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2005 and 2004.

The fair values of cash and due from banks, federal funds sold, noninterest-bearing deposits, money market and other deposits, note payable, FHLB advances, accrued interest receivable and payable, and Federal Home Loan Bank stock approximate their carrying value.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

13.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $2,195,000 in 2005 and $43,000 in 2004 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The carrying value of the junior subordinated deferrable debentures is assumed to approximate the fair value, as the interest rates re-set quarterly.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.   DEPOSITS AND INTEREST EXPENSE

A summary of interest expense on deposits for the years ended December 31, 2005, 2004, and 2003, is as follows:

	2005	2004	2003
Money market savings/NOW account deposits	$11,138,000	$3,360,000	$1,560,000
Time deposits of $100,000 or more	2,292,000	945,000	648,000
Time deposits under $100,000	2,645,000	1,181,000	441,000
Savings deposits	149,000	67,000	38,000
	$16,224,000	$5,553,000	$2,687,000

The maturities of time deposits as of December 31, 2005, are as follows:

2006	$178,909,000
2007	4,583,000
$183,492,000

The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2005 and 2004, was approximately $90,715,000 and $72,121,000, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $6,413,000 and $11,713,000 as of December 31, 2005 and 2004, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

14.   DEPOSITS AND INTEREST EXPENSE (Continued)

The Bank’s deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2005, approximately 1,900 accounts, representing 10% of deposit accounts, accounted for $1,058,370,000 of total deposits.

15.   OTHER OPERATING EXPENSES

Included in other operating expenses for the years ended December 31, 2005, 2004, and 2003, are the following items:

	2005	2004	2003
Professional services	$1,418,000	$1,169,000	$719,000
Data processing fees	1,118,000	933,000	835,000
Equipment expense	1,060,000	857,000	712,000
General insurance	308,000	277,000	269,000
Stationery and supplies	407,000	368,000	286,000
Customer courier service	771,000	587,000	359,000
Telephone and postage	669,000	542,000	487,000
Other	5,276,000	3,773,000	2,969,000
Total	$11,027,000	$8,506,000	$6,636,000

16.   ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

In January 1999, the Bank established TASC, a wholly owned subsidiary of the Bank, that provides administrative services to self-directed retirement plans. As of December 31, 2005, TASC was the administrator of approximately $1,554,869,000 in retirement assets.

In conjunction with the formation of TASC, the Bank acquired the retirement plan division of another institution at a cost of approximately $894,000, which was recorded as an intangible asset in the accompanying consolidated balance sheets (included in other assets) and was amortized over the expected recoverable period of seven years on a straight-line basis. During the Company’s 2003 annual impairment review in accordance with SFAS No. 144, it was determined that the intangible asset was impaired. Based on the Company’s review of existing customer relationships, it was determined that most customer relationships acquired in the purchase no longer existed. Therefore, the fair value of the recorded intangible asset was determined to be $0. An impairment charge of $383,000 is included in 2003 other expenses on the accompanying consolidated statements of earnings.

Deposits held for TASC clients by the Bank represent approximately 9.76% of the Bank’s total deposits as of December 31, 2005. The Bank paid interest of $527,000, $306,000, and $169,000 on deposits of TASC clients and received fees of $2,193,000, $1,702,000, and $1,520,000 from TASC clients during 2005, 2004, and 2003, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

16.   ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES (Continued)

The Bank established a Trust and Investment Division in March 2001. Trust powers were granted and the operation of the Department commenced in August 2001. The Division is a full service Trust Department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2005, 2004, and 2003, the total assets under administration were $264,873,000, $169,179,000, and $124,740,000, respectively. Revenues were $1,395,000, $946,000, and $692,000, for 2005, 2004, and 2003, respectively. As of December 31, 2005, no Trust Division assets were held on deposit with the Bank.

17.   RELATED-PARTY TRANSACTIONS

As of December 31, 2005 and 2004, deposits from directors, officers, and their affiliates amounted to $2,977,000 and $924,000, respectively.

During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company’s executive officers. The policy was fully funded at purchase. The Company and officer’s estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. The insured reimburses the Bank for the cost of this benefit each year.

18.   FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2005	2004
ASSETS
Cash and due from banks	$3,734,000	$2,486,000
Investment in common stock of subsidiaries	160,866,000	114,108,000
Other assets	3,393,000	2,185,000
TOTAL	$167,993,000	$118,779,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$61,857,000	$41,238,000
Other liabilities	102,000	95,000
Total liabilities	61,959,000	41,333,000
SHAREHOLDERS’ EQUITY	106,034,000	77,446,000
TOTAL	$167,993,000	$118,779,000

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

18.   FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (Continued)

STATEMENTS OF EARNINGS

	2005	2004	2003
Equity in net earnings of subsidiaries	$29,495,000	$13,338,000	$5,560,000
Interest on subordinated debentures	(2,726,000)	(1,813,000)	(766,000)
Other expense—net	(244,000)	(441,000)	(179,000)
Net earnings	$26,525,000	$11,084,000	$4,615,000

STATEMENTS OF CASH FLOWS

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,525,000	$11,084,000	$4,615,000
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in net earnings of subsidiaries	(29,495,000)	(13,338,000)	(5,560,000)
Other operating activities—net	(1,672,000)	(642,000)	(765,000)
Tax benefit from stock options exercised	734,000	76,000
Net cash used in operating activities	(3,908,000)	(2,820,000)	(1,710,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Bank		500,000	1,200,000
Investment in Trusts	(619,000)	(851,000)
Investment in Bank	(16,200,000)	(39,400,000)	(18,100,000)
Net cash used in investing activities	(16,819,000)	(39,751,000)	(16,900,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	1,090,000	16,939,000	3,141,000
Stock options exercised	266,000	46,000	6,000
Common stock repurchased and retired		(280,000)	(559,000)
Increase in subordinated debt	20,619,000	28,351,000	15,000,000
Net cash provided by financing activities	21,975,000	45,056,000	17,588,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,248,000	2,485,000	(1,022,000)
CASH AND CASH EQUIVALENTS—Beginning of year	2,486,000	1,000	1,023,000
CASH AND CASH EQUIVALENTS—End of year	$3,734,000	$2,486,000	$1,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Noncash financing activities:
Decrease in subordinated debentures due to conversion		$(15,000,000)
Issuance of common stock upon conversion of subordinated debentures—net		14,549,000

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

19.   SEGMENT REPORTING

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of December 31, 2005, 2004, and 2003: core banking operations, the administrative services in relation to TASC, and Trust Services. The following describes these three business segments:

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

Total assets of TASC at December 31, 2005 and 2004, were $920,000 and $651,000, respectively, and total assets of Trust Services at December 31, 2005 and 2004, were $41,000 and $55,000, respectively. The remaining assets reflected on the consolidated balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (loss) for the core banking operations, administrative services, and the trust services for the years ended December 31, 2005, 2004, and 2003:

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2005
Net interest income	$83,447,000	$—	$—	$83,447,000
Provision for loan losses	5,695,000			5,695,000
Other operating income	2,852,000	2,193,000	1,379,000	6,424,000
Other operating expenses	36,490,000	668,000	898,000	38,056,000
Provision for income taxes	18,752,000	641,000	202,000	19,595,000
Net income	$25,362,000	$884,000	$279,000	$26,525,000

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2004
Net interest income	$47,299,000	$—	$—	$47,299,000
Provision for loan losses	4,902,000			4,902,000
Other operating income	2,651,000	1,702,000	936,000	5,289,000
Other operating expenses	27,308,000	617,000	785,000	28,710,000
Provision for income taxes	7,385,000	445,000	62,000	7,892,000
Net income	$10,355,000	$640,000	$89,000	$11,084,000

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

19.   SEGMENT REPORTING (Continued)

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2003
Net interest income	$28,134,000	$—	$—	$28,134,000
Provision for loan losses	3,058,000			3,058,000
Other operating income	2,494,000	1,520,000	682,000	4,696,000
Other operating expenses	20,139,000	1,025,000	743,000	21,907,000
Provision for income taxes	3,047,000	203,000		3,250,000
Net income (loss)	$4,384,000	$292,000	$(61,000)	$4,615,000

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31		June 30	September 30	December 31
	(In thousands, except per share amounts)
2005
Net interest income	$17,143		$19,726	$22,316	$24,262
Provision for loan losses	$1,200		$1,500	$1,505	$1,490
Net income	$5,242		$6,375	$7,004	$7,904
Basic earnings per common share	$1.31		$1.59	$1.74	$1.96
Diluted earnings per common share	$1.23	(1)	$1.49	$1.63	$1.83
2004
Net interest income	$9,199		$10,331	$12,294	$15,475
Provision for loan losses	$887		$915	$1,100	$2,000
Net income	$1,662		$1,939	$3,192	$4,291
Basic earnings per common share	$0.59		$0.57	$0.93	$1.22
Diluted earnings per common share	$0.50		$0.48	$0.79	$1.04

(1)          As restated; previously reported as $1.12

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Incorporation of First Regional Bancorp, as amended, filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, and incorporated herein by reference

3.2

Bylaws of First Regional Bancorp, as amended, filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended September 30, 2003, as amended by an amendment to Sections 2.6 and 3.3 of the Bylaws included in such exhibit, and as earlier amended by an amendment to Section 3.2 of the Bylaws, filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp for the three months ended March 31, 2004, which exhibits are incorporated herein by reference

4.1

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due September 2035, dated as of September 28, 2005, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

4.2

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due September 2035 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005)

4.3

Amended and Restated Declaration of Trust, dated as of September 28, 2005, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

4.4

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 2034, dated as of December 15, 2004, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.5

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004)

4.6

Amended and Restated Declaration of Trust, dated as of December 15, 2004, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.7

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due March 2034, dated as of March 17, 2004, between First Regional Bancorp, as issuer, and U.S. Bank National Association, as debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004, and incorporated herein by reference

4.8

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due March 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004)

4.9

Amended and Restated Declaration of Trust, dated as of March 17, 2004, by and among U.S. Bank National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.6 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.10

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2032, dated as of September 26, 2002, between First Regional Bancorp, as Issuer, and U.S. Bank National Association, as successor debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

4.11

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2032 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003)

4.12

Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.5 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.13

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated as of December 18, 2001, between First Regional Bancorp, as Issuer, and U.S. Bank National Association, as successor debenture trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

4.14

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2032 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003)

4.15

Amended and Restated Declaration of Trust, dated as of December 18, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.4 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

10.1

Guarantee Agreement, dated as of September 28, 2005, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

10.2

Guarantee Agreement, dated as of December 15, 2004, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

10.3

Guarantee Agreement, dated as of March 17, 2004, by and between First Regional Bancorp, as guarantor, and U.S. Bank National Association, as guarantee trustee, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004 and incorporated herein by reference

10.4

Guarantee Agreement, dated as of September 26, 2002, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

10.5

Guarantee Agreement, dated as of December 18, 2001, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

10.6	First Regional Bancorp 2005 Stock Option Plan, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on June 2, 2005, and incorporated herein by reference
10.7*	Form of Stock Option Agreement under First Regional Bancorp’s 2005 Stock Option Plan
10.8

1999 Stock Option Plan of First Regional Bancorp, included in Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002, and incorporated herein by reference

10.9

Form of Stock Option Agreement under First Regional Bancorp’s 1999 Stock Option Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

10.10*	Amendment to First Regional Bank 1996 Deferred Compensation Plan
10.11	First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.7 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference
10.12

Form of Salary Reduction Agreement under First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.8 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

10.13

First Regional Bancorp/First Regional Bank 1990 Deferred Compensation Plan, filed as Exhibit 10.9 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

10.14

Participation Form under First Regional Bancorp/First Regional Bank 1990 Deferred Compensation Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chairman of the Board and Chief Executive Officer
31.2*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32.0*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*                    Filed herewith