Form 10-Q
period 2006-03-31
FIRST REGIONAL BANCORP
filed 2006-05-10
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended March 31, 2006

Commission File Number 0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
State or other jurisdiction of	IRS Employer Identification Number
incorporation or organization

1801 Century Park East, Los Angeles, California	90067
Address of principal executive offices	Zip Code

(310) 552-1776

Registrant’s telephone number, including area code

Not applicable

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	4,089,609
Class	Outstanding on May 3, 2006

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$72,195	$67,964
Federal funds sold	0	0
Cash and cash equivalents	72,195	67,964

Investment securities, available for sale, at fair value (with amortized cost of $6,116 in 2006 and $4,200 in 2005)	6,001	4,154
Interest-bearing deposits in financial institutions	3,375	3,353
Federal Home Loan Bank Stock – at cost	13,677	9,870
Loans, net of allowance for losses of $18,975 in 2006 and $17,577 in 2005	1,788,862	1,688,357
Premises and equipment, net of accumulated depreciation	3,579	3,581
Accrued interest receivable and other assets	37,686	34,436

Total Assets	$1,925,375	$1,811,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$460,311	$446,098
Interest bearing:
Other deposits	47,912	55,394
Money market deposits	776,670	735,237
Time deposits	183,545	183,492
Total deposits	1,468,438	1,420,221

Federal Home Loan Bank advances	230,000	210,000
Note payable	375	412
Accrued interest payable and other liabilities	18,749	13,191
Subordinated debentures	92,785	61,857
Total Liabilities	1,810,347	1,705,681

Commitments and contingencies (Note 4)

Shareholders’ Equity:
Common Stock-no par value; authorized 50,000,000 shares; outstanding 4,088,000 (2006) and 4,080,000 (2005)	50,433	49,918
Unearned ESOP shares; 40,000 (2006) and 43,000 (2005)	(356)	(391)
Total common stock-no par value; outstanding 4,048,000 (2006) and 4,037,000 (2005)	50,077	49,527
Retained earnings	65,018	56,534
Accumulated other comprehensive loss, net of tax	(67)	(27)
Total Shareholders’ Equity	115,028	106,034

Total Liabilities and Shareholders’ Equity	$1,925,375	$1,811,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Interest on loans	$36,507	$20,454
Interest on investment securities	42	21
Interest on deposits in financial institutions	26	16
Interest on federal funds sold	32	102
Total interest income	36,607	20,593

INTEREST EXPENSE:
Interest on deposits	7,373	2,231
Interest on subordinated debentures	1,043	525
Interest on FHLB advances	2,436	694
Interest on other borrowings	3	0
Total interest expense	10,855	3,450

Net interest income	25,752	17,143

PROVISION FOR LOAN LOSSES	2,391	1,200

Net interest income after provision for loan losses	23,361	15,943

OTHER OPERATING INCOME:
Customer service fees	1,737	1,366
Other-net	215	115
Total other operating income	1,952	1,481

OTHER OPERATING EXPENSES:
Salaries and related benefits	6,796	5,317
Occupancy expense	622	796
Equipment expense	305	216
Promotion expense	155	109
Professional service expense	752	578
Customer service expense	360	307
Supply/communication expense	379	263
Other expenses	1,032	736
Total other operating expenses	10,401	8,322

Income before provision for income taxes	14,912	9,102

PROVISION FOR INCOME TAXES	6,428	3,860

NET INCOME	$8,484	$5,242

EARNINGS PER SHARE (Note 3)
Basic	$2.10	$1.31
Diluted	$1.96	$1.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES

Net Income	$8,484	$5,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,391	1,200
Depreciation and amortization	205	194
Amortization of investment securities premiums and discounts – net	(13)	(21)
Stock compensation costs	144	0
Federal Home Loan Bank stock dividends	(96)	0
Net loss on sale/disposal of premises and equipment	0	3
Increase in accrued interest receivable and other assets	(3,220)	(372)
Decrease in accrued interest payable and other liabilities	(2,673)	(3,669)
Increase in taxes payable	8,231	6,233
Net cash provided by operating activities	13,453	8,810

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in financial institutions	(22)	(13)
Purchases of investment securities	(2,170)	(14,076)
Proceeds from maturities of investment securities	266	2,450
Purchase of Federal Home Loan Bank stock	(3,711)	0
Net increase in loans	(102,896)	(94,946)
Proceeds from sale of premises and equipment	0	12
Purchases of premises and equipment	(203)	(750)
Net cash used in investing activities	(108,736)	(107,323)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits and other interest bearing deposits	48,164	89,315
Net increase in time deposits	53	9,679
Decrease in note payable	(37)	(37)
Increase (decrease) in Federal Home Loan Bank advances	20,000	(46,687)
Issuance of subordinated debentures	30,928	0
Stock options exercised	77	113
Other changes in shareholders’ equity	329	259
Net cash provided by financing activities	99,514	52,642

Increase (decrease) in cash and cash equivalents	4,231	(45,871)

Cash and cash equivalents, beginning of period	67,964	119,505

Cash and cash equivalents, end of period	$72,195	$73,634

Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,744	$3,257
Income taxes paid	$600	$1,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1: Basis of Presentation

First Regional Bancorp, a bank holding company (the “Company”), and one of its wholly-owned subsidiaries, First Regional Bank, a California state-chartered bank (the “Bank”), primarily serve Southern California through their branches. The Company’s primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses.

Certain amounts in the 2005 financial statements have been reclassified to be comparable with the classifications used in the 2006 financial statements.

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2005 annual report on Form 10-K.

NOTE 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS No. 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

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

The Company has adopted this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in Note 3.

FSP Nos. 115-1 and 124-1 - In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on our financial condition or results of operations.

SOP No. 94-6-1 - In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on our financial condition or results of operations.

NOTE 3: Earnings per Share and Stock Based Compensation

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

	Three Months Ended March 31, 2006
		Weighted	Per
		Average	Share
	Income	Shares	Amount
	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$8,484,000	4,042,000	$2.10

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		268,000	(0.14)

Diluted EPS
Income available to common shareholders	$8,484,000	4,310,000	$1.96

	Three Months Ended March 31, 2005
		Weighted	Per
		Average	Share
	Income	Shares	Amount
	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$5,242,000	4,001,000	$1.31

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		270,000	(0.08)

Diluted EPS
Income available to common shareholders	$5,242,000	4,271,000	$1.23

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, using a modified prospective application.  Accordingly, prior period amounts have not been restated. Commencing with the first quarter of 2006, compensation costs includes all share based options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation for all share based payments granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

In the first quarter if 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $144,000.  The incremental stock-based compensation expense caused income before taxes to decrease by $144,000, net income to decrease by $83,000 and basic and diluted earnings per share to each decrease by $0.02 per share.

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months
Ended March 31,
2005

Net income to common shareholders:

As Reported	$5,242,000

Deduct: Total stock-based compensation expense, determined under fair value method, net of tax effects	(62,000)

Pro forma net income	$5,180,000

Basic earnings per share:
As reported	$1.31
Pro forma	$1.29
Diluted earnings per share:
As reported	$1.23
Pro forma	$1.21

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 200,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 59,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $61.50 to $75.00.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009.

Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.  The grant date fair value is calculated using the Black-Scholes option valuation model.

No stock options were granted during the first three months of 2006 or 2005.

A summary of the award activity under the stock option plans as of March 31, 2006 and changes during the 3-month period is presented below:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2006	626,000	$17.78

Granted		0.00
Exercised	(8,000)	10.00
Cancelled		0.00

Outstanding at March 31, 2006	618,000	17.88

Options exercisable at end of period	343,000	12.20

Information pertaining to options outstanding at March 31, 2006, is as follows:

	Options Outstanding			Vested Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 7.25	34,000	4.84	$7.25	16,000	$7.25
8.00–8.75	53,000	4.50	8.54	24,000	8.42
11.50	328,000	6.59	11.50	262,000	11.50
20.79	148,000	7.47	20.79	41,000	20.79
61.50–75.00	55,000	9.15	63.97	—	—

The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $549,000 and $638,000, respectively. The total fair value of shares vested during the three month periods ended March 31, 2006 and 2005 was $49,000 and $49,000, respectively.

As of March 31, 2006, there was $2,471,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.15 years.  We received $77,000 and $113,000 cash from the exercise of stock options during the three month periods ended March 31, 2006 and March 31, 2005, respectively.

NOTE 4: Commitments and Contingencies

As of March 31, 2006 the Bank had a total of $11,018,000 standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 5: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities.  For the three month periods ended March 31, 2006 and 2005, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in Thousands)

Net income	$8,484	$5,242
Other comprehensive loss	(40)	(2)
Total comprehensive income	$8,444	$5,240

NOTE 6: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of March 31, 2006 and 2005:  core banking operations, the administrative services in relation to TASC (as defined below), and trust services.  The following describes these three business segments:

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

Total assets of TASC at March 31, 2006 and December 31, 2005 were $850,000 and $920,000, respectively, and total assets of Trust Services at March 31, 2006 and December 31, 2005 were $49,000 and $41,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the net income (in thousands) for the core banking operations, administrative services, and trust services for the three month periods ended March 31, 2006 and 2005.

	Three Month Period Ended March 31, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$25,752			$25,752
Provision for loan losses	2,391			2,391
Other operating income	850	$682	$420	1,952
Other operating expenses	9,890	265	246	10,401
Provision for income taxes	6,180	175	73	6,428

Net income	$8,141	$242	$101	$8,484

	Three Month Period Ended March 31, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$17,143			$17,143
Provision for loan losses	1,200			1,200
Other operating income	567	$601	$313	1,481
Other operating expenses	7,943	177	202	8,322
Provision for income taxes	3,641	174	45	3,860

Net income	$4,926	$250	$66	$5,242

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of March 31, 2006 total assets were $1,925,375,000 compared to $1,811,715,000 at December 31, 2005, an increase of $113,660,000 or 6.3% and the March 31, 2006 asset level represents an increase compared to the $1,366,564,000 that existed on the same date in 2005. The 2006 asset increase reflects a corresponding increase in total deposits of $48,217,000 or 3.4%, from $1,420,221,000 at the end of 2005 to $1,468,438,000 at March 31, 2006.  Overall deposits increased with the deposit growth being centered in money market deposits and noninterest bearing deposits while time deposits remained relatively constant and other deposits showed a slight decrease.  There were several changes in the composition of the Bank’s assets during the first quarter of 2006. The Bank’s core loan portfolio grew significantly by $100,505,000 during the three month period, bringing the Bank’s total loans to $1,788,862,000 at March 31, 2006 from the December 31, 2005 total of

$1,688,357,000.  The combined effect of the substantial increase in loans and the growth in deposits was a slight increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities). Investment securities increased by $1.8 million, while cash and cash equivalents (cash and due from banks and Federal funds sold) increased by $4.2 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $8,484,000 in the first quarter of 2006, compared to earnings of $5,242,000 in the three months ended March 31, 2005.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2005, in the first three months of 2006 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first three months of 2006.  The Company’s 2006 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2005 and 2006.

Total interest income increased by $16,014,000 (78%) for the three months ended March 31, 2006 compared to the same period in 2005 as total earning assets were substantially higher (42%) in 2006 than in 2005. The majority of the increase in interest income arises from a substantial increase of $16,053,000 (78%) in interest on loans from $20,454,000 for the three months ended March 31, 2005 compared to $36,507,000 for the same period in 2006. Although interest income increased reflecting an increase in the loan portfolio of $550,887,000 (45%) from March 31, 2005 to March 31, 2006, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended March 31, 2006 interest expense on deposits increased by $5,142,000 (230%), to $7,373,000 from the 2005 level of $2,231,000 due to an increase in total deposits of $369,392,000 (34%) from March 31, 2005 to March 31, 2006.  The increases in deposits were primarily in money market deposits, while non-interest bearing demand deposit accounts, time deposits, and other deposits also showed increases.  For the three months ended March 31, 2006 interest expense on subordinated debentures increased by $518,000 (99%), to $1,043,000 from the 2005 level of $525,000 due to an increase of $51,547,000 in subordinated debentures at March 31, 2006 compared to March 31, 2005 and also due to an increase in interest rates during the period.  For the three months ended March 31, 2006 interest expense on FHLB advances increased by $1,742,000 (251%), to $2,436,000 from the 2005 level of $694,000 due to an increase of $100,000,000 in FHLB advances at March 31, 2006 compared to March 31, 2005 and also due to an increase in interest rates during the period.  The net result was an increase in net interest income of $8,609,000 (50%), from $17,143,000 in the first quarter of 2005 to $25,752,000 for the first three months of 2006.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31,
	2006			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income(2)	Rate%	Balance	Income(2)	Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,755,251	$36,507	8.44%	$1,188,165	$20,454	6.98%

Investment securities	8,583	42	1.98%	4,430	21	1.92%

Interest-bearing deposits in financial institutions	3,362	26	3.14%	3,241	16	2.00%

Federal funds sold	3,344	32	3.88%	17,572	102	2.35%

Total Interest Earning Assets	$1,770,540	$36,607	8.39%	$1,213,408	$20,593	6.88%

	For the Three Month Period Ended March 31,
	2006			2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate%	Balance	Expense	Rate%
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$49,545	$109	0.89%	$36,301	$34	0.38%

Money market accounts	743,980	5,515	3.01%	448,319	1,337	1.21%

Time deposits	184,278	1,749	3.85%	163,420	860	2.13%

Subordinated debentures	62,201	1,043	6.80%	41,238	525	5.16%

FHLB advances	218,267	2,436	4.53%	111,821	694	2.52%

Other borrowings	81	3	15.02%	91	0	0.00%

Total Interest Bearing Liabilities	$1,258,352	$10,855	3.50%	$801,190	$3,450	1.75%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $18,710,000 in 2006 and $12,747,000 in 2005 and is not net of deferred loan fees, which had an average balance in the first quarter of $7,976,000 in 2006 and $6,859,000 in 2005.

(2)           Includes loan fees in the first quarter of $2,201,000 in 2006 and $1,642,000 in 2005.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month
	Period Ended March 31,
	2006	2005
	(Dollars in Thousands)

Total interest income (1)	$36,607	$20,593

Total interest expense	10,855	3,450

Net interest earnings	$25,752	$17,143

Average interest earning assets	$1,770,540	$1,213,408

Average interest bearing liabilities	$1,258,352	$801,190

Net yield on average interest earning assets	5.90%	5.73%

(1)           Includes loan fees in the first quarter of $2,201,000 in 2006 and $1,642,000 in 2005.

                The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease)
	For the Three Month Periods
	Ended March 31,
	2006 over 2005
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans (2)	$11,177	$4,876	$16,053

Interest-bearing deposits
In financial institutions	0	10	10

Investment securities	20	1	21

Federal funds sold	(352)	282	(70)

Total interest earning assets	$10,845	$5,169	$16,014

Interest Expense (1)

Other deposits	$16	$59	$75

Money market	1,284	2,894	4,178

Time	122	767	889

Subordinated debentures	319	199	518

FHLB advances	947	795	1,742

Other borrowings	0	3	3

Total interest bearing liabilities	$2,688	$4,717	$7,405

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees in the first quarter of $2,201,000 in 2006 and $1,642,000 in 2005.

OTHER OPERATING INCOME

Other operating income rose to $1,952,000 in the first quarter of 2006 from $1,481,000 in the three months ended March 31, 2005.  The Bank’s Trust Administration Services Corp., a wholly owned subsidiary that provides administrative and custodial services to self-directed retirement plans, had revenue which increased from $601,000 in first quarter of 2005 to $682,000 in the first quarter of 2006. The increase in TASC revenues relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $420,000 in first quarter of 2006 and $313,000 in first quarter of 2005.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that increased to $404,000 for the three months ended March 31, 2006 in contrast with $278,000 in the corresponding period of 2005.  During the first three months on 2006 no gains or losses on sales of premises and equipment were realized.  In contrast, during the first three months of 2005 $12,000 in gains and $3,000 in losses on sales of premises and equipment were realized. No gains or losses on securities sales were realized in the first quarter of 2006 or 2005.

OTHER OPERATING EXPENSES

Overall other operating expenses increased in the first quarter of 2006 compared to the same period of 2005.  Other operating expenses rose to a total of $10,401,000 for the first quarter of 2006 from $8,322,000 for the three months ended March 31, 2005.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $1,479,000, rising from a total of $5,317,000 for the first quarter of 2005 to $6,796,000 for the same period in 2006.  The increase in this expense category principally reflects the increases in staffing in the main office and the regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  The total of all other operating expenses rose in 2006 compared to the prior year, increasing from $2,209,000 for the first quarter of 2005 to $2,983,000 for the first three months of 2006.

The combined effects of the above-described factors resulted in income before taxes of $14,912,000 for the three months ended March 31, 2006 compared to $9,102,000 for the first quarter of 2005.  In the first quarter, the Company’s provision for taxes increased from $3,860,000 in 2005 to $6,428,000 in 2006.  This brought net income for the first quarter of 2006 to $8,484,000 compared to $5,242,000 for the same period in 2005.

Investment Securities

The amortized cost and estimated fair values of securities available for sale as of March 31, 2006 and December 31, 2005 were as follows:

		Gross
	Amortized	Unrealized	Fair
	Cost	(Losses)	Value
March 31, 2006
U.S. Treasury securities	$245,000	$0	$245,000
U.S. government sponsored enterprise debt securities	3,779,000	(42,000)	3,737,000
Mutual Funds	2,092,000	(73,000)	2,019,000

	$6,116,000	$(115,000)	$6,001,000

December 31, 2005

U.S. Treasury securities	$249,000	$0	$249,000
U.S. government sponsored enterprise debt securities	1,880,000	(11,000)	1,869,000
Mutual Funds	2,071,000	(35,000)	2,036,000

	$4,200,000	$(46,000)	$4,154,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

Loan Portfolio

The loan portfolio consisted of the following at March 31, 2006 and December 31, 2005:

		March 31,	December 31,
		2006	2005
		(Dollars in Thousands)

	Commercial loans	$163,872	$165,224
	Real estate construction loans	265,064	222,439
	Real estate loans	1,378,214	1,312,944
	Government guaranteed loans	6,952	7,369
	Other loans	1,932	5,881

	Total loans	1,816,034	1,713,857

Less	- Allowances for loan losses	18,975	17,577
	- Deferred loan fees	8,197	7,923

	Net loans	$1,788,862	$1,688,357

Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates

The Bank’s lending is concentrated in real estate and businesses in Southern California. From time to time, this area has experienced adverse economic conditions. Future declines in the local economy or in real estate values may result in increased losses that cannot reasonably be predicted at this date. No industry constitutes a concentration in the Bank’s portfolio, except the real estate construction industry, and loans secured by multi-family residential properties.

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At March 31, 2006 and December 31, 2005, the Company had $1,144,064,000 and $1,081,523,000 of short- and medium-term “mini-perm” first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Provision for Loan Losses

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $18,975,000 and $17,577,000 (or 1.04% and 1.03% of gross outstanding loans) at March 31, 2006 and December 31, 2005 respectively.  Provisions for loan losses were $2,391,000 for the three month period ended March 31, 2006, compared to $1,200,000 for the same period of 2005. For the three months ended March 31, 2006 and 2005, the Company generated net loan charge-offs of $941,000 and $0, respectively.  The Company had loan recoveries of $0 and $130,000 during the three months ended March 31, 2006 and 2005, respectively.

For the quarter ended March 31, 2006, the Company has identified loans having an aggregate average balance of $1,674,000 which it concluded were impaired under SFAS No. 114.  By comparison, for the quarter ended March 31, 2005 the Company had identified loans having an aggregate average balance of $201,000 which it concluded were impaired under SFAS No. 114. Total impaired loans at March 31, 2006 was $69,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2006 totaled $15,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest bearing deposits in financial institutions) stood at 5.6% of total deposits at March 31, 2006.  This level represents a slight increase from the 5.3% liquidity level which existed on December 31, 2005. In addition, at March 31, 2006 some $6.9 million of the Bank’s total loans consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 121.8% and 118.9% as of March 31, 2006 and December 31, 2005, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $230,000,000 at March 31, 2006 and were secured by loans available as collateral at the FHLB.  As of March 31, 2006, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $548,683,000.

Total shareholders’ equity was $115,028,000 and $106,034,000 as of March 31, 2006 and December 31, 2005, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-06	12-31-05

Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	8.2%	8.4%
Bank	10.6%	9.6%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

		3-31-06	12-31-05

Tier I	Capital to Risk-weighted Assets:
	Regulatory requirement	4.0%	4.0%
	Company	7.9%	7.8%
	Bank	10.2%	8.8%

		3-31-06	12-31-05
Total	Capital to Risk-weighted Assets:
	Regulatory requirement	8.0%	8.0%
	Company	11.5%	10.1%
	Bank	11.2%	9.8%

At March 31, 2006, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of a 2005 examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”).  As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed the majority of such concerns.  Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action.  While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2006 except for the issuance of $30,000,000 in subordinated debt on March 30, 2006.  The subordinated debt bears interest at a starting rate of 6.48%, payable quarterly until maturity in September 2036 and is more fully described below.

BORROWINGS

Junior Subordinated Deferrable Debentures

During 2006, 2005, 2004, 2002 and 2001, the Company established First Regional Statutory Trusts I through VI (collectively, the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

During 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $92,785,000 at March 31, 2006 and $61,857,000 at December 31, 2005. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2006, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)
			One month	Six months	One year		Non-
			but less	but less	but less		interest
	Floating	Less than	than	than	than	Five years	Earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	0	0	0	0	0	0	0	0
Interest-bearing deposits in financial institutions	0	0	3,375	0	0	0	0	3,375
Investment securities	0	2,019	1,238	0	0	2,744	0	6,001
Subtotal	0	2,019	4,613	0	0	2,744	0	9,376

Loans	1,783,084	1,625	2,959	194	1,000	0	0	1,788,862
Total earning assets	1,783,084	3,644	7,572	194	1,000	2,744	0	1,798,238

Cash and due from banks	0	0	0	0	0	0	72,195	72,195
Premises and equipment	0	0	0	0	0	0	3,579	3,579
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	13,677	0	0	0	0	0	37,686	51,363
Total non-earning assets	13,677	0	0	0	0	0	113,460	127,137

Total assets	1,796,761	3,644	7,572	194	1,000	2,744	113,460	1,925,375

Advances from FHLB	0	230,000	0	0	0	0	0	230,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	230,000	0	0	0	0	0	230,000

Other deposits	47,912	0	0	0	0	0	0	47,912
Money market deposits	776,670	0	0	0	0	0	0	776,670
Time deposits	0	46,867	119,239	12,633	4,806	0	0	183,545
Subordinated Debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	824,582	276,867	212,024	12,633	4,806	0	0	1,330,912

Demand deposits	0	0	0	0	0	0	460,311	460,311
Other liabilities	375	0	0	0	0	0	18,749	19,124
Equity capital	0	0	0	0	0	0	115,028	115,028
Total non-interest bearing liabilities and equity capital	375	0	0	0	0	0	594,088	594,463

Total liabilities and equity capital	824,957	276,867	212,024	12,633	4,806	0	594,088	1,925,375

GAP	971,804	(273,223)	(204,452)	(12,439)	(3,806)	2,744	(480,628)	0

Cumulative GAP	971,804	698,581	494,129	481,690	477,884	480,628	0	0

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

The Bank’s investment portfolio continues to include high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprise debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains or losses were recorded on securities sales during the first quarter of 2006 or 2005.  As of March 31, 2006 the Bank’s investment portfolio contained no gross unrealized gains and gross unrealized losses of $115,000, for unrealized losses net of tax benefit of $67,000. By comparison, at March 31, 2005 the Company’s investment portfolio contained no gross unrealized gains and $2,000 in gross unrealized losses.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006.  Based on this evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

Risk factors associated with the Company’s business activities, including risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.  However, the Company has added the risk factor set forth below which, while addressed in part by other risk factors set forth in the 10-K, was not identified with particularity.

The Bank is subject to certain risks associated with borrower and industry concentrations.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations; including as much as $172 million, or 87% of the Bank’s capital, as of March 31, 2006.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

In that regard, bank regulatory agencies have issued a number of public statements about risks related to borrower and industry concentrations, in particular with respect to loans secured by commercial real estate.  Regulators have proposed guidance to banks addressing such risks, although the final form of such guidance is yet to be determined.  The costs of implementing and managing such policies, procedures and controls is currently unknown, but could adversely affect our financial and operating results.

If, because of competitive or other reasons, one or more of the Bank’s significant borrowers discontinued his or her relationship with the Bank, or such a relationship was otherwise diminished, this could adversely affect the Company’s financial and operating results.  Also, if such a customer experiences financial or other difficulties in the future, the performance of some or all of the loans associated with the borrowing relationship could be impaired.  The default of multiple loans in a relationship at substantially the same time could adversely affect our financial and operating results, even if such loans are well secured.

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

FIRST REGIONAL BANCORP

Date: May 10, 2006	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: May 10, 2006	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: May 10, 2006	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act