Form 10-Q
period 2006-06-30
FIRST REGIONAL BANCORP
filed 2006-08-09
CIK 356708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended June 30, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer  ☐      Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	12,281,103*
Class	Outstanding on August 9, 2006
*(Reflects additional shares issuable to holders of
record as of July 31, 2006 pursuant to 3-for-1 stock split)

FIRST REGIONAL BANCORP
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$167,224	$67,964
Federal funds sold	0	0
Cash and cash equivalents	167,224	67,964

Investment securities, available for sale, at fair value (with amortized cost of $9,561 in 2006 and $4,200 in 2005)	9,360	4,154
Interest-bearing deposits in financial institutions	8,286	3,353
Federal Home Loan Bank stock — at cost	12,581	9,870
Loans, net of allowance for losses of $20,313 in 2006 and $17,577 in 2005	1,760,931	1,688,357
Premises and equipment, net of accumulated depreciation	3,821	3,581
Accrued interest receivable and other assets	37,741	34,436
Total Assets	$1,999,944	$1,811,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$482,458	$446,098
Interest bearing:
Money market deposits	816,585	735,237
Time deposits	188,170	183,492
Other deposits	50,160	55,394
Total deposits	1,537,373	1,420,221

Federal Home Loan Bank advances	230,000	210,000
Note payable	338	412
Accrued interest payable and other liabilities	13,979	13,191
Subordinated debentures	92,785	61,857
Total Liabilities	1,874,475	1,705,681

Commitments and contingencies (Note 4)

Shareholders’ Equity:
Common Stock-no par value, authorized 50,000,000 shares; outstanding 4,091,000 (2006) and 4,080,000 (2005)	51,294	49,918
Unearned ESOP shares; 36,000 (2006) and 43,000 (2005)	(320)	(391)
Total common stock-no par value; outstanding 4,055,000 (2006) and 4,037,000 (2005)	50,974	49,527
Retained earnings	74,611	56,534
Accumulated other comprehensive loss, net of tax	(116)	(27)
Total Shareholders’ Equity	125,469	106,034

Total Liabilities and Shareholders’ Equity	$1,999,944	$1,811,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest on loans	$39,669	$24,130	$76,176	$44,584
Interest on investment securities	72	99	114	120
Interest on deposits in financial institutions	57	15	83	31
Interest on federal funds sold	43	27	75	129
Total interest income	39,841	24,271	76,448	44,864

INTEREST EXPENSE:
Interest on deposits	8,839	2,927	16,212	5,158
Interest on subordinated debentures	1,641	595	2,684	1,120
Interest on FHLB advances	2,459	1,022	4,895	1,716
Interest on other borrowings	1	1	4	1
Total interest expense	12,940	4,545	23,795	7,995

Net interest income	26,901	19,726	52,653	36,869

PROVISION FOR LOAN LOSSES	1,500	1,500	3,891	2,700

Net interest income after provision for loan losses	25,401	18,226	48,762	34,169

OTHER OPERATING INCOME:
Customer service fees	2,134	1,320	3,870	2,686
Other-net	364	255	580	370
Total other operating income	2,498	1,575	4,450	3,056

OTHER OPERATING EXPENSES:
Salaries and related benefits	6,983	5,573	13,779	10,890
Occupancy expense	682	598	1,304	1,394
Equipment expense	323	264	628	480
Promotion expense	210	125	365	234
Professional service expense	849	626	1,601	1,204
Customer service expense	369	381	729	688
Supply/communication expense	344	274	723	537
Other expenses	1,294	872	2,326	1,608
Total other operating expenses	11,054	8,713	21,455	17,035

Income before provision for income taxes	16,845	11,088	31,757	20,190
PROVISION FOR INCOME TAXES	7,252	4,713	13,680	8,573
NET INCOME	$9,593	$6,375	$18,077	$11,617
EARNINGS PER SHARE: (Note 3)
Basic	$2.37	$1.59	$4.47	$2.90
Diluted	$2.22	$1.49	$4.18	$2.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$18,077	$11,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,891	2,700
Depreciation and amortization	424	397
Amortization of investment securities premiums and discounts-net	(27)	(120)
Stock compensation costs	288	0
Tax benefit from stock options exercised	(304)	0
Federal Home Loan Bank stock dividends	(248)	(144)
Net gain on sale/disposal of premises and equipment	0	(8)
Increase in accrued interest receivable and other assets	(3,240)	(892)
Decrease in accrued interest payable and other liabilities	(2,270)	(3,105)
Increase in taxes payable	3,362	2,746
Net cash provided by operating activities	19,953	13,191
INVESTING ACTIVITIES
Net increase in interest bearing deposits in financial Institutions	(4,933)	(128)
Purchases of investment securities	(6,620)	(15,083)
Proceeds from maturities of investment securities	1,287	3,450
Purchase of Federal Home Loan Bank stock	(2,463)	(569)
Net increase in loans	(76,465)	(191,057)
Proceeds from sale of premises and equipment	0	20
Purchases of premises and equipment	(664)	(992)
Net cash used in investing activities	(89,858)	(204,359)
FINANCING ACTIVITIES
Net increase in non-interest bearing deposits, and other interest bearing deposits	112,474	202,135
Net increase in time deposits	4,678	8,625
Decrease in note payable	(74)	(75)
Increase (decrease) in Federal Home Loan Bank advances	20,000	(76,687)
Issuance of subordinated debentures	30,928	0
Stock options exercised	177	172
Tax benefit from stock options exercised	304	0
Other changes in shareholders’ equity	678	499
Net cash provided by financing activities	169,165	134,669

Increase (decrease) in cash and cash equivalents	99,260	(56,499)
Cash and cash equivalents, beginning of period	67,964	119,505
Cash and cash equivalents, end of period	$167,224	$63,006
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,701	$7,882
Income taxes paid	$13,025	$10,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

NOTE 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 154 - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS No. 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

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

The Company adopted this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in Note 3.

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

FIN 48 - In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption will have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

	Three Months Ended June 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$9,593,000	4,052,311	$2.37
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		278,783	(0.15)
Diluted EPS
Income available to common shareholders	$9,593,000	4,331,094	$2.22

	Three Months Ended June 30, 2005
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$6,375,000	4,015,855	$1.59
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		269,532	(0.10)
Diluted EPS
Income available to common shareholders	$6,375,000	4,285,387	$1.49

	Six Months Ended June 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$18,077,000	4,047,018	$4.47
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		275,610	(0.29)
Diluted EPS
Income available to common shareholders	$18,077,000	4,322,628	$4.18

	Six Months Ended June 30, 2005
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$11,617,000	4,008,446	$2.90
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		268,590	(0.18)
Diluted EPS
Income available to common shareholders	$11,617,000	4,277,036	$2.72

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

In the second quarter and the first six months of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $144,000 and $288,000, respectively.  For the three months and six months ended June 30, 2006, the incremental stock-based compensation expense caused income before taxes to decrease by $144,000 and $288,000, net income to decrease by $84,000 and $167,000 and basic and diluted earnings per share to each decrease by $0.02 and $0.04 per share.

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards.  The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income to common shareholders:
As Reported	$6,375,000	$11,617,000
Deduct: Total stock-based compensation expense, determined under fair value based method, net of related tax effects	62,000	135,000
Pro forma net income	$6,313,000	$11,482,000
Basic earnings per share:
As reported	$1.59	$2.90
Pro forma	$1.57	$2.86
Diluted earnings per share:
As reported	$1.49	$2.72
Pro forma	$1.47	$2.68

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 200,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive to achieve high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 59,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $61.50 to $75.00.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 600,000 shares of its common stock and expires in 2009.

Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.  The grant date fair value is calculated using the Black-Scholes option valuation model.

No stock options were granted during the first six months of 2006.

The estimated fair value of options granted during May 2005 was $36.74 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.3 percent and expected lives of 10 years. There were no other options granted during the first six months of 2005.

A summary of the award activity under the stock option plans as of June 30, 2006 and changes during the 6-month period is presented below:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at January 1, 2006	626,000	$17.78
Granted		0.00
Exercised	(11,000)	16.55
Cancelled		0.00
Outstanding at June 30, 2006	615,000	17.80

Options exercisable at end of period	347,000	12.90

Information pertaining to options outstanding at June 30, 2006, is as follows:

	Options Outstanding			Vested Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.25	34,000	4.59	$7.25	16,000	$7.25
8.00—8.75	51,000	4.44	8.54	23,000	8.39
11.50	329,000	6.34	11.50	262,000	11.50
20.79	148,000	7.18	20.79	41,000	20.79
61.50—75.00	53,000	8.87	64.02	5,000	61.50
	615,000			347,000

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $176,000 and $725,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended

June 30, 2005 was $429,000 and $1,067,000, respectively. The total fair value of shares vested during the three and six month periods ended June 30, 2006 was $230,000 and $279,000, respectively. The total fair value of shares vested during the six month periods ended June 30, 2005 was $0 and $49,000, respectively.

As of June 30, 2006, there was $2,328,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.15 years.  We received $177,000 and $172,000 cash from the exercise of stock options during the six month periods ended June 30, 2006 and 2005, respectively.

NOTE 4: Commitments and Contingencies

As of June 30, 2006 the Bank had a total of $9,103,000 standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 5: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding losses and gains on available-for-sale securities.  For the three and six month periods ended June 30, 2006 and 2005, the Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Net income	$9,593	$6,375	$18,077	$11,617
Other comprehensive (loss) income	(49)	11	(89)	9
Total comprehensive income	$9,544	$6,386	$17,988	$11,626

NOTE 6: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of June 30, 2006 and 2005:  core banking operations, the administrative services in relation to TASC (as defined below), and trust services.  The following describes these three business segments:

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

Administrative Services - The principal business activity of the Bank’s subsidiary, Trust Administration Services Corporation (referred to as “Administrative Services” or “TASC”) is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing and other general and administrative expenses.

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

Total assets of TASC at June 30, 2006 and December 31, 2005 were $1,046,000 and $920,000, respectively and total assets of Trust Services at June 30, 2006 and December 31, 2005 were $45,000 and $41,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the operating results (in thousands) for the core banking operations, administrative services, and trust services for the three and six month periods ended June 30, 2006 and 2005.

	Three Month Period Ended June 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$26,901			$26,901
Provision for loan losses	1,500			1,500
Other operating income	1,475	$615	$408	2,498
Other operating expenses	10,490	297	267	11,054
Provision for income taxes	7,059	134	59	7,252
Net income	$9,327	$184	$82	$9,593

	Three Month Period Ended June 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$19,726			$19,726
Provision for loan losses	1,500			1,500
Other operating income	745	$533	$297	1,575
Other operating expenses	8,297	201	215	8,713
Provision for income taxes	4,543	136	34	4,713
Net income	$6,131	$196	$48	$6,375

	Six Month Period Ended June 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$52,653			$52,653
Provision for loan losses	3,891			3,891
Other operating income	2,325	$1,297	$828	4,450
Other operating expenses	20,380	562	513	21,455
Provision for income taxes	13,239	309	132	13,680
Net income	$17,468	$426	$183	$18,077

	Six Month Period Ended June 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$36,869			$36,869
Provision for loan losses	2,700			2,700
Other operating income	1,312	$1,134	$610	3,056
Other operating expenses	16,240	378	417	17,035
Provision for income taxes	8,184	310	79	8,573
Net income	$11,057	$446	$114	$11,617

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

NOTE 7: Subsequent Events

On July 20, 2006, the Company announced that it had declared a 3-for-1 stock split.  As a result of the stock split, shareholders of the Company will receive two additional shares for every share held at the close of business on the record date of July 31, 2006.  The additional shares will be mailed or delivered on or about August 21, 2006 by the Company’s transfer agent.  In connection with the stock split, the authorized number of shares was likewise increased from 50 million to 150 million shares, effective July 31, 2006.

The accompanying condensed consolidated financial statements are presented on a pre-stock split basis.  The pro forma earnings per share of First Regional Bancorp common stock, giving retroactive effect to the stock split, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
EARNINGS PER SHARE:
Basic — as reported	$2.37	$1.59	$4.47	$2.90
Basic — after stock split	$0.79	$0.53	$1.49	$0.97
Diluted — as reported	$2.22	$1.49	$4.18	$2.72
Diluted — after stock split	$0.74	$0.50	$1.39	$0.91

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank and the Bank’s subsidiary, TASC.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by “Item 1A. Risk Factors” contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

As of June 30, 2006 total assets were $1,999,944,000 compared to $1,811,715,000 at December 31, 2005, an increase of $188,229,000 or 10.4% and the June 30, 2006 asset level represents a $547,890,000 (37.7%) increase over the $1,452,054,000 that existed on the same date in 2005.  The 2006 asset increase reflects a corresponding increase in total deposits of $117,152,000 or 8.2%, from $1,420,221,000 at the end of 2005 to $1,537,373,000 at June 30, 2006.  While overall deposits increased, the deposit growth was centered primarily in money market deposits, and noninterest bearing deposits, while time deposits and other deposits also experienced an increase.  There were several changes in the composition of the Bank’s assets during the first six months of 2006.  The Bank’s core loan portfolio grew significantly by $72,574,000 during the six month period, bringing the Bank’s total loans to $1,760,931,000 at June 30, 2006 from the December 31, 2005 total of $1,688,357,000.  The combined effect of the substantial increase in loans and the growth in deposits was an increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $5.2 million, while cash and cash equivalents (cash and due from banks and Federal funds sold), increased by $99.3 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $9,593,000 in the three months ended June 30, 2006, compared to earnings of $6,375,000 in the second quarter of 2005. The results for the six months ended June 30, 2006 was earnings of $18,077,000 compared to net income of $11,617,000 for the corresponding period of 2005, an increase of 56%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2005, in the first six months of 2006 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first six months of 2006.  The Company’s 2006 asset growth reflects a corresponding increase in total deposits resulting in an increase in full service bank branches during 2003 and an increase in personnel in 2005 and 2006.

Total interest income increased by $15,570,000 (64%) for the second quarter of 2006 compared to the same period in 2005, and increased by $31,584,000 (70%) for the six month period ended June 30, 2006 compared to the prior year as total earning assets were substantially higher (32%) in 2006 than in 2005.  The majority of the increase in interest income arises from a substantial increase of $15,539,000 (64%) in interest on loans from $24,130,000 for the three months ended June 30, 2005 compared to $39,669,000 for the same period in 2006.  Although interest income increased reflecting an increase in the loan portfolio of $428,345,000 (32%) from June 30, 2005 to June 30, 2006, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended June 30, 2006 interest expense on deposits increased by $5,912,000 (202%) to $8,839,000 from the 2005 level of $2,927,000 and for the six months ended June 30, 2006 interest expense on deposits increased by $11,054,000 (214%) to $16,212,000 from the 2005 level of $5,158,000 due to an increase in total deposits of $326,561,000 (27%) from June 30, 2005 to June 30, 2006. The increases in deposits were primarily in money market deposits, while non-interest bearing demand deposit accounts, time deposits and other deposits also showed increases.  For the three months ended June 30, 2006 interest expense on subordinated debentures increased by $1,046,000 (176%), to $1,641,000 from the 2005 level of $595,000 due to an increase of $51,547,000 in subordinated debentures at June 30, 2006 compared to June 30, 2005 and also due to an increase in interest rates during the period. For the six months ended June 30, 2006 interest expense on subordinated debentures increased by $1,564,000 (140%), to $2,684,000 from the 2005 level of $1,120,000 due to the increase in subordinated debentures compared to the prior year and also due to an increase in interest rates during the period. For the three months ended June 30, 2006 interest expense on FHLB advances increased by $1,437,000 (141%), to $2,459,000 from the 2005 level of $1,022,000 due to an increase of $130,000,000 in FHLB advances at June 30, 2006 compared to June 30, 2005 and also due to an increase in interest rates during the period. For the six months ended June 30, 2006 interest expense on FHLB advances increased by $3,179,000 (185%), to $4,895,000 from the 2005 level of $1,716,000 due to the increase in FHLB advances compared to the prior year and also due to an increase in interest rates during the period. The net result was an increase in net interest income of $7,175,000 (36%), from $19,726,000 in the second quarter of 2005 to $26,901,000 for the second quarter of 2006 and an increase in net interest income of $15,784,000 (43%), from $36,869,000 for the six months ended June 30, 2005 to $52,653,000 for the first six months of 2006.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended June 30,
	2006			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income(2)	Rate %	Balance	Income (2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,806,214	$39,669	8.8%	$1,297,410	$24,130	7.5%
Interest-bearing deposits in financial institutions	6,282	57	3.6%	3,269	15	1.8%
Investment securities	7,480	72	3.9%	15,121	99	2.6%
Federal funds sold	3,620	43	4.8%	3,561	27	3.0%
Total Interest
Earning Assets	$1,823,596	$39,841	8.8%	$1,319,361	$24,271	7.4%

	For Three Month Period Ended June 30,
	2006			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$49,535	$204	1.7%	$43,324	$46	0.4%
Money market accounts	786,368	6,723	3.4%	488,536	1,815	1.5%
Time deposits	180,556	1,912	4.2%	168,987	1,066	2.5%
Subordinated debentures	92,785	1,641	7.1%	41,238	595	5.8%
FHLB advances	197,341	2,459	5.0%	135,275	1,022	3.0%
Other borrowings	99	1	4.1%	272	1	1.5%
Total Interest
Bearing Liabilities	$1,306,684	$12,940	4.0%	$877,632	$4,545	2.1%

(1)             This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $20,333,000 in 2006 and $14,151,000 in 2005 and is not net of deferred loan fees, which had an average balance in the second quarter of $8,068,000 in 2006 and $6,801,000 in 2005.

(2)             Includes loan fees in the second quarter of $2,582,000 in 2006 and $2,044,000 in 2005.

	For Six Month Period Ended June 30,
	2006			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income (2)	Rate %	Balance	Income (2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans (1)	$1,780,873	$76,176	8.6%	$1,243,090	$44,584	7.2%
Interest-bearing deposits in financial institutions	4,830	83	3.5%	3,255	31	1.9%
Investment securities	6,537	114	3.5%	9,805	120	2.5%
Federal funds sold	3,483	75	4.3%	10,528	129	2.5%
Total Interest
Earning Assets	$1,795,723	$76,448	8.6%	$1,266,678	$44,864	7.1%

	For Six Month Period Ended June 30,
	2006			2005
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$49,540	$313	1.3%	$39,832	$80	0.4%
Money market accounts	765,291	12,238	3.2%	468,539	3,152	1.4%
Time deposits	182,407	3,661	4.0%	166,219	1,926	2.3%
Subordinated debentures	77,577	2,684	7.0%	41,238	1,120	5.5%
FHLB advances	207,746	4,895	4.8%	123,612	1,716	2.8%
Other borrowings	90	4	9.0%	182	1	1.1%
Total Interest Bearing Liabilities	$1,282,651	$23,795	3.7%	$839,622	$7,995	1.9%

(1)             This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $19,526,000 in 2006 and $13,453,000 in 2005 and is not net of the deferred loan fees, which had an average balance in the first six months of $8,022,000 in 2006 and $6,830,000 in 2005.

(2)             Includes loan fees in the first six months of $4,783,000 in 2006 and $3,686,000 in 2005.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Total interest income (1)	$39,841	$24,271	$76,448	$44,864
Total interest expense	12,940	4,545	23,795	7,995
Net interest earnings	$26,901	$19,726	$52,653	$36,869
Average interest earning assets	$1,823,596	$1,319,361	$1,795,723	$1,266,678
Average interest bearing liabilities	$1,306,684	$877,632	$1,282,651	$839,622
Net yield on average interest earning assets	5.9%	6.0%	5.9%	5.9%

(1)             Includes loan fees in the second quarter of $2,582,000 in 2006 and $2,044,000 in 2005 and first six months of $4,783,000 in 2006 and $3,686,000 in 2005.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease)			Net Increase (Decrease)
	For the Three Month Periods			For the Six Month Periods
	Ended June 30,			Ended June 30,
	2006 over 2005			2006 over 2005
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)
Loans (2)	$10,634	$4,905	$15,539	$21,859	$9,733	$31,592
Interest-bearing deposits in financial institutions	8	34	42	20	32	52
Federal funds sold	0	16	16	410	(464)	(54)
Investment securities	(388)	361	(27)	22	(28)	(6)
Total interest earning assets	$10,254	$5,316	$15,570	$22,311	$9,273	$31,584
Interest Expense (1)
Other deposits	$7	$151	$158	$24	$209	$233
Money market	1,566	3,342	4,908	2,862	6,224	9,086
Subordinated debentures	886	160	1,046	1,193	371	1,564
Time	78	768	846	204	1,531	1,735
FHLB advances	595	842	1,437	1,570	1,609	3,179
Other borrowings	0	0	0	0	3	3
Total interest bearing liabilities	$3,132	$5,263	$8,395	$5,853	$9,947	$15,800

(1)             The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)             Includes loan fees in the second quarter of $2,582,000 in 2006 and $2,044,000 in 2005 and first six months of $4,783,000 in 2006 and $3,686,000 in 2005.

OTHER OPERATING INCOME

Other operating income rose to $2,498,000 in the second quarter of 2006 from $1,575,000 in the three months ended June 30, 2005.  For the first six months of 2006 other operating income also increased to $4,450,000 from $3,056,000 for the first six months of 2005.  Trust Administration Services Corp., a wholly owned subsidiary of the Bank that provides administrative services to self-directed retirement plans, had revenue which increased to $615,000 for the second quarter of 2006 and $1,297,000 for the six months ended June 30, 2006 in contrast with $533,000 in the second quarter of 2005 and $1,134,000 in the first six months of 2005.  The increase in TASC revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $828,000 in the first six months of 2006 and revenue of $610,000 during the first six months of 2005.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $351,000 for the second quarter of 2006 and $755,000 for the six months ended June 30, 2006 in contrast with $283,000 for the second quarter of 2005 and $561,000 for the six months ended June 30, 2005.  No gains or losses were realized on sales of premises and equipment in the first six months of 2006.  In contrast, during the first six months of 2005 $12,000 in gains and $4,000 in losses on sales of premises and equipment were realized.  No gains or losses on securities sales were realized in the first six months of 2006 or 2005.

The Company’s earnings during the second quarter of 2006 included two non-recurring gains totaling $443,000. This amount included a gain of $268,000 resulting from the redemption by MasterCard Worldwide of a portion of its Class B common stock.  The Company had earlier acquired the stock pursuant to MasterCard Worldwide’s reorganization of its membership interests into classes of common stock.  The amount also included a $175,000 gain recognized by the Bank’s Merchant Services division in connection with the sale of a small portfolio of credit card merchant accounts.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2006 compared to the same period of 2005.  Operating expenses rose to a total of $11,054,000 for the second quarter of 2006 from $8,713,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006 operating expenses totaled $21,455,000, an increase from $17,035,000 for the corresponding period in 2005.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $1,410,000, rising from a total of $5,573,000 for the second quarter of 2005 to $6,983,000 for the same period in 2006, and also rose for the six months ended June 30, 2006 to $13,779,000 from $10,890,000 for the same period in 2005.  The increase in this expense category principally reflects increases in staffing in the main and regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  Occupancy expense rose to $682,000 for the three months ended June 30, 2006 from $598,000 in the second quarter of 2005, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  The total of all other operating expenses rose in 2006 compared to the prior year, increasing from $4,751,000 for the first six months of 2005 to $6,372,000 for the same period of 2006.  The second quarter expenses increased from $2,542,000 in 2005 to $3,389,000 for the same period of 2006.

The combined effects of the above-described factors resulted in income before taxes of $16,845,000 for the three months ended June 30, 2006 compared to $11,088,000 for the second quarter of 2005.  For the six months ended June 30, 2006 income before taxes is $31,757,000 compared to $20,190,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for taxes increased from $4,713,000 in 2005 to $7,252,000 in 2006.  For the six months ended June 30, 2006 the provisions were $13,680,000 compared to $8,573,000 in 2005.  The effective tax rate for the periods ended June 30, 2006 and 2005 are 43.0% and 42.5%, respectively.  This brought net income for the second quarter of 2006 to $9,593,000 compared to $6,375,000 for the same period in 2005.  For the six months ended June 30, net income in 2006 was $18,077,000, while 2005 net income through June 30 was $11,617,000.

INVESTMENT SECURITIES

  The amortized cost and estimated fair values of securities available for sale as of June 30, 2006 and December 31, 2005 were as follows:

		Gross
		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
June 30, 2006

U.S. Treasury securities	$248,000	$0	$248,000
U.S. government sponsored enterprise debt securities	7,198,000	(102,000)	7,096,000
Mutual funds	2,115,000	(99,000)	2,016,000

	$9,561,000	$(201,000)	$9,360,000

December 31, 2005

U.S. Treasury securities	$249,000	$0	$249,000
U.S. government sponsored enterprise debt securities	1,880,000	(11,000)	1,869,000
Mutual funds	2,071,000	(35,000)	2,036,000

	$4,200,000	$(46,000)	$4,154,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial loans	$177,459	$165,224
Real estate construction loans	300,545	222,439
Real estate loans	1,303,361	1,312,944
Government guaranteed loans	6,174	7,369
Other loans	1,895	5,881
Total loans	1,789,434	1,713,857
Less – Allowances for loan losses	20,313	17,577
– Deferred loan fees	8,190	7,923
Net loans	$1,760,931	$1,688,357

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At June 30, 2006 and December 31, 2005, the Company had $1,108,079,000 and $1,081,523,000 of short- and medium-term “mini-perm” first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

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

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are not expected to be collected in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $20,313,000 and $17,577,000 (or 1.14% and 1.03% of gross outstanding loans) at June 30, 2006 and December 31, 2005 respectively.  Provisions for loan losses were $1,500,000 and $3,891,000 for the three and six month periods ended June 30, 2006, compared to $1,500,000 and $2,700,000 for the same periods of 2005. For the three and six months ended June 30, 2006, the Company experienced net loan charge-offs of $0 and $941,000, respectively; by comparison, in the first three and six months of 2005 the Company experienced net loan charge-offs of $35,000 and $35,000, respectively.  The Company had loan recoveries of $0 and $130,000 during the six months ended June 30, 2006 and 2005.

For the quarter ended June 30, 2006, the Company has identified loans having an aggregate average balance of $64,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended June 30, 2005 the Company had identified loans having an aggregate average balance of $675,000 which it concluded were impaired under SFAS No. 114. Total impaired loans at June 30, 2006 was $62,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at June 30, 2006 totaled $15,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 12.0% of total deposits at June 30, 2006.  This level represents a increase from the 5.3% liquidity level which existed on December 31, 2005.  In addition, at June 30, 2006 some $6.2 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 115% and 119% as of June 30, 2006 and December 31, 2005, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $230,000,000 at June 30, 2006 and were secured by loans available as collateral at the FHLB.  As of June 30, 2006, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $570,549,000.

Total shareholders’ equity was $125,469,000 and $106,034,000 as of June 30, 2006 and December 31, 2005, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-06	12-31-05
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	8.7%	8.4%
Bank	10.9%	9.6%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	6-30-06	12-31-05
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	8.5%	7.8%
Bank	10.6%	8.8%

	6-30-06	12-31-05
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	11.9%	10.1%
Bank	11.6%	9.8%

At June 30, 2006, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of examinations in 2005 and 2006 by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”).  As a result, the Bank has taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified, and the Bank believes that the corrective action taken to date has addressed all such concerns.  Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action.  While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to comply with the terms of the informal agreement or otherwise fails to correct the deficiencies identified.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended June 30, 2006.

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

During 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $92,785,000 at June 30, 2006 and $61,857,000 at December 31, 2005. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2006, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)
Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non- interest earning or bearing	Total

Fed funds sold	0	0	0	0	0	0	0	0
Interest-bearing deposits in financial institutions	0	96	8,190	0	0	0	0	8,286
Investment securities	0	2,016	1,226	0	0	6,118	0	9,360
Subtotal	0	2,112	9,416	0	0	6,118	0	17,646

Loans, net of allowance for losses	1,752,355	1,610	2,948	785	3,233	0	0	1,760,931
Total earning assets	1,752,355	3,722	12,364	785	3,233	6,118	0	1,778,577

Cash and due from banks	0	0	0	0	0	0	167,224	167,224
Premises and equipment	0	0	0	0	0	0	3,821	3,821
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	12,581	0	0	0	0	0	37,741	50,322
Total non-earning assets	12,581	0	0	0	0	0	208,786	221,367

Total assets	1,764,936	3,722	12,364	785	3,233	6,118	208,786	1,999,944

(In Thousands)
Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non- interest earning or bearing	Total
Federal Home Loan Bank advances	0	230,000	0	0	0	0	0	230,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	230,000	0	0	0	0	0	230,000

Other deposits	50,160	0	0	0	0	0	0	50,160
Money market deposits	816,585	0	0	0	0	0	0	816,585
Time deposits	0	55,060	103,912	23,692	5,506	0	0	188,170
Subordinated Debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	866,745	285,060	196,697	23,692	5,506	0	0	1,377,700

Demand deposits	0	0	0	0	0	0	482,458	482,458
Other liabilities	338	0	0	0	0	0	13,979	14,317
Shareholders’ equity	0	0	0	0	0	0	125,469	125,469
Total non-interest bearing liabilities and shareholders’ equity	338	0	0	0	0	0	621,906	622,244

Total liabilities and shareholders’ equity	867,083	285,060	196,697	23,692	5,506	0	621,906	1,999,944

GAP	897,853	(281,338)	(184,333)	(22,907)	(2,273)	6,118	(413,120)	0

Cumulative GAP	897,853	616,515	432,182	409,275	407,002	413,120	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portofolio contains investments that qualify for CRA investment status.  No gains or losses were recorded on securities sales in the first six months of 2006 or 2005.  As of June 30, 2006 the Bank’s investment portfolio contained no gross unrealized gains and gross unrealized losses of $201,000, for unrealized losses net of tax benefit of $116,000. By comparison, at December 31, 2005 the Company’s investment portfolio contained no gross unrealized gains and $46,000 gross unrealized losses, for unrealized losses net of tax benefit of $27,000. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

Risk factors associated with the Company’s business activities, including risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 16, 2006.

Election of Directors

Four Class 2 Directors were elected as follows (Class 2 Directors serve until the 2008 Annual Meeting):

Class 2	Votes for	Votes against or withheld	Abstentions
Fred M. Edwards	2,628,811	140,695	none
H. Anthony Gartshore	2,234,449	535,057	none
Lawrence J. Sherman	2,501,075	268,431	none
Jack A. Sweeney	2,235,711	533,795	none

The term of office of all Class 1 Directors continues until the next annual meeting of shareholders, scheduled for May of 2007.  The Class 1 Directors are Gary M. Horgan, Thomas E. McCullough and Richard E. Schreiber.

Stock Option Plan

The Company’s 2005 Stock Option Plan covering 200,000 shares of the Company’s Common Stock was approved and ratified.

Votes for	Votes against or withheld	Abstentions
2,060,479	707,917	1,110

No other matters were submitted for shareholder vote.

ITEM 6.  EXHIBITS
(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of Articles of Incorporation, dated July 31, 2006, of First Regional Bancorp

3.2	Certificate of Amendment of Articles of Incorporation, dated November 24, 1987, of First Regional Bancorp

Exhibit No.	Description

3.3	Certificate of Amendment of Articles of Incorporation, dated September 21, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.4	Articles of Incorporation, dated February 18, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.5	Amended and Restated Bylaws, dated July 18, 2006, of First Regional Bancorp

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act

Items 2, 3 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 9, 2006	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: August 9, 2006	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 9, 2006	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment of Articles of Incorporation, dated July 31, 2006, of First Regional Bancorp

3.2	Certificate of Amendment of Articles of Incorporation, dated November 24, 1987, of First Regional Bancorp

3.3	Certificate of Amendment of Articles of Incorporation, dated September 21, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.4	Articles of Incorporation, dated February 18, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.5	Amended and Restated Bylaws, dated July 18, 2006, of First Regional Bancorp

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act