Form 10-Q
period 2006-09-30
FIRST REGIONAL BANCORP
filed 2006-11-09
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended September 30, 2006

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	12,281,103
Class	Outstanding on November 6, 2006

FIRST REGIONAL BANCORP
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$81,893	$67,964
Federal funds sold	60,055	0
Cash and cash equivalents	141,948	67,964

Investment securities, available for sale, at fair value (with amortized cost of $13,057 in 2006 and $4,200 in 2005)	13,066	4,154

Interest-bearing deposits in financial institutions	5,112	3,353

Federal Home Loan Bank stock – at cost	12,748	9,870

Loans, net of allowance for losses of $20,131 in 2006 and $17,577 in 2005	1,821,654	1,688,357

Premises and equipment, net of accumulated depreciation	3,793	3,581

Accrued interest receivable and other assets	38,529	34,436

Total Assets	$2,036,850	$1,811,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest bearing	$470,492	$446,098
Interest bearing:
Money market deposits	836,476	735,237
Time deposits	216,537	183,492
Other deposits	49,182	55,394
Total deposits	1,572,687	1,420,221

Federal Home Loan Bank advances	220,000	210,000
Note payable	300	412
Accrued interest payable and other liabilities	14,794	13,191
Subordinated debentures	92,785	61,857
Total Liabilities	1,900,566	1,705,681

Commitments and contingencies (Note 4)

Shareholders’ Equity:
Common Stock-no par value, authorized 150,000,000 shares; outstanding 12,281,000 (2006) and 12,241,000 (2005)	51,914	49,918
Unearned ESOP shares; 95,000 (2006) and 131,000 (2005)	(284)	(391)
Total common stock-no par value; outstanding 12,186,000 (2006) and 12,110,000 (2005)	51,630	49,527
Retained earnings	84,649	56,534
Accumulated other comprehensive income (loss), net of tax	5	(27)
Total Shareholders’ Equity	136,284	106,034

Total Liabilities and Shareholders’ Equity	$2,036,850	$1,811,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest on loans	$42,141	$28,582	$118,317	$73,166
Interest on investment securities	147	44	261	164
Interest on deposits in financial institutions	75	19	158	50
Interest on federal funds sold	54	19	129	148
Total interest income	42,417	28,664	118,865	73,528

INTEREST EXPENSE:
Interest on deposits	10,756	4,629	26,968	9,787
Interest on subordinated debentures	1,825	639	4,509	1,759
Interest on FHLB advances	2,047	1,077	6,942	2,793
Interest on other borrowings	0	3	4	4
Total interest expense	14,628	6,348	38,423	14,343

Net interest income	27,789	22,316	80,442	59,185

PROVISION FOR LOAN LOSSES	0	1,505	3,891	4,205

Net interest income after provision for loan losses	27,789	20,811	76,551	54,980

OTHER OPERATING INCOME:
Customer service fees	1,581	1,481	5,451	4,147
Other-net	349	209	929	599
Total other operating income	1,930	1,690	6,380	4,746

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,116	6,437	21,895	17,327
Occupancy expense	754	597	2,058	1,991
Equipment expense	369	308	997	788
Promotion expense	113	140	478	374
Professional service expense	864	632	2,465	1,836
Customer service expense	390	355	1,119	1,043
Supply/communication expense	339	257	1,062	794
Other expenses	1,155	1,613	3,481	3,221
Total other operating expenses	12,100	10,339	33,555	27,374

Income before provision for income taxes	17,619	12,162	49,376	32,352

PROVISION FOR INCOME TAXES	7,580	5,158	21,260	13,731

NET INCOME	$10,039	$7,004	$28,116	$18,621

EARNINGS PER SHARE: (Note 3)
Basic	$0.82	$0.58	$2.31	$1.55
Diluted	$0.77	$0.54	$2.16	$1.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES

Net Income	$28,116	$18,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,891	4,205
Depreciation and amortization	655	596
Amortization of investment securities premiums and discounts-net	(43)	(162)
Stock compensation costs	432	0
Tax benefit from stock options exercised	(385)	0
Federal Home Loan Bank stock dividends	(417)	(238)
Net gain on sale/disposal of premises and equipment	0	(8)
Increase in accrued interest receivable and other assets	(4,112)	(3,853)
Increase (decrease) in accrued interest payable and other liabilities	188	(846)
Increase in taxes payable	1,800	304

Net cash provided by operating activities	30,125	18,619

INVESTING ACTIVITIES
Net increase in interest bearing deposits in financial institutions	(1,759)	(473)
Purchases of investment securities	(10,389)	(16,259)
Proceeds from maturities of investment securities	1,571	15,655
(Purchase) redemption of Federal Home Loan Bank stock	(2,461)	1,289
Net increase in loans	(137,188)	(354,899)
Proceeds from sale of premises and equipment	0	20
Purchases of premises and equipment	(867)	(1,162)

Net cash used in investing activities	(151,093)	(355,829)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits, and other interest bearing deposits	119,421	323,887
Net increase in time deposits	33,045	16,775
Decrease in note payable	(112)	(112)
Increase (decrease) in Federal Home Loan Bank advances	10,000	(41,687)
Issuance of subordinated debentures	30,928	20,619
Stock options exercised	233	260
Tax benefit from stock options exercised	385	0
Other changes in shareholders’ equity	1,052	821

Net cash provided by financing activities	194,952	320,563

Increase (decrease) in cash and cash equivalents	73,984	(16,647)

Cash and cash equivalents, beginning of period	67,964	119,505

Cash and cash equivalents, end of period	$141,948	$102,858

Supplemental Disclosures of Cash Flow Information:
Interest paid	$40,805	$13,911
Income taxes paid	$22,282	$17,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

All share and per share information in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the three-for-one stock split approved by the Board of Directors on July 20, 2006. All shareholders of record on July 31, 2006 received two additional shares of common stock for each share held by them at that date. In connection with the stock split, the authorized number of shares was likewise increased from 50 million to 150 million shares, effective August 21, 2006.

NOTE 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 154 – In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Statement of Financial Accounting Standards No. 123R – In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable.

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

FSP Nos. 115-1 and 124-1 – In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), and references existing other than temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on our financial condition or results of operations.

SOP No. 94-6-1 – In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk. Disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on our financial condition or results of operations.

FIN 48 – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption will have a material impact on the Company’s financial condition, results of operations, or cash flows.

SEC Staff Accounting Bulletin No. 108 – In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on our financial condition and results of operations.

SFAS No. 157 – In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on our financial condition and results of operations.

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

	Three Months Ended September 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$10,039,000	12,178,163	$0.82

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		847,128	(0.05)

Diluted EPS
Income available to common shareholders	$10,039,000	13,025,291	$0.77

	Three Months Ended September 30, 2005
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$7,004,000	12,078,630	$0.58

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		835,401	(0.04)

Diluted EPS
Income available to common shareholders	$7,004,000	12,914,031	$0.54

	Nine Months Ended September 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$28,116,000	12,153,387	$2.31

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		835,429	(0.15)

Diluted EPS
Income available to common shareholders	$28,116,000	12,988,816	$2.16

	Nine Months Ended September 30, 2005
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$18,621,000	12,043,143	$1.55

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		819,171	(0.10)

Diluted EPS
Income available to common shareholders	$18,621,000	12,862,314	$1.45

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

In the third quarter and the first nine months of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $144,000 and $432,000, respectively. For the three months and nine months ended September 30, 2006, the incremental stock-based compensation expense caused income before taxes to decrease by $144,000 and $432,000, net income to decrease by $84,000 and $251,000 and basic and diluted earnings per share to each decrease by $0.01 and $0.02 per share.

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income to common shareholders:

As Reported	$7,004,000	$18,621,000
Deduct: Total stock-based compensation expense, determined under fair value based method, net of related tax effects	95,000	231,000

Pro forma net income	$6,909,000	$18,390,000

Basic earnings per share:
As reported	$0.58	$1.55
Pro forma	$0.57	$1.53

Diluted earnings per share:
As reported	$0.54	$1.45
Pro forma	$0.53	$1.43

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive to achieve high levels of performance and to assist in the effort to increase the Company’s earnings. To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank. During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015. The exercise prices of the options granted in 2005 range from $20.50 to $25.00.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under both plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant. The grant date fair value is calculated using the Black-Scholes option valuation model.

No stock options were granted during the first nine months of 2006.

The estimated fair value of options granted during May 2005 was $12.25 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.3 percent and expected lives of 10 years. The estimated fair value of options granted during July 2005 was $15.06 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42 percent, risk-free interest rate of 4.6 percent and expected lives of 10 years. There were no other options granted during the first nine months of 2005.

A summary of the award activity under the stock option plans as of September 30, 2006 and changes during the nine month period is presented below:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2006	1,876,000	$5.93

Granted
Exercised	(40,000)	5.80
Cancelled

Outstanding at September 30, 2006	1,836,000	5.93

Options exercisable at end of period	1,036,000	4.36

Information pertaining to options outstanding at September 30, 2006, is as follows:

Options Outstanding			Vested Options
	Weighted-	Weighted-		Weighted-
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price

101,000	4.34	$2.42	49,000	$2.42
153,000	4.19	2.84	68,000	2.80
986,000	6.09	3.83	784,000	3.83
437,000	6.92	6.93	116,000	6.93
129,000	8.59	20.50	15,000	20.50
30,000	8.76	25.00	4,000	25.00
1,836,000			1,036,000

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $193,000 and $918,000, respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2005 was $663,000 and $1,730,000, respectively. The total fair value of shares vested during the three and nine month periods ended September 30, 2006 was $63,000 and $342,000, respectively. The total fair value of shares vested during the three and nine month periods ended September 30, 2005 was $0 and $49,000, respectively.

As of September 30, 2006, there was $2,184,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.15 years.  We received $233,000 and $260,000 cash from the exercise of stock options during the nine month periods ended September 30, 2006 and 2005, respectively.

NOTE 4: Commitments and Contingencies

As of September 30, 2006 the Bank had a total of $9,029,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 5: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding losses and gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2006 and 2005, the Company’s comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Net income	$10,039	$7,004	$28,116	$18,621
Other comprehensive (loss) income	121	(35)	32	(26)

Total comprehensive income	$10,160	$6,969	$28,148	$18,595

NOTE 6: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of September 30, 2006 and 2005:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

Core Bank Operations – The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.  Core banking services also include the Bank’s merchant services operations, which provides credit card deposits and clearing services to retailers and other credit card accepting businesses and which generates fee income.

Administrative Services – During the third quarter of 2006, the business of the Bank’s subsidiary, Trust Administration Services Corp. (“TASC”), was reorganized into a division of the Bank.  The reorganization was effected by transferring all business, operations and duties to perform services from TASC to the Bank.  The principal business activity of the Bank’s Trust Administration Services Division (referred to as “Administrative Services” or “TAS”) is providing administrative services for self-directed retirement plans and accounts throughout the United States.  The primary source of revenue for this segment is fee income from self-directed retirement accounts.  The segment’s principal expenses consist of personnel, rent, data processing and other general and administrative expenses.

Trust Services – The principal business activity of this segment is providing trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. The primary source of revenue for this segment is fee income.  The segment’s principal expenses consist of personnel, data processing, professional service expenses, and other general and administrative expenses.

Total assets of TAS at September 30, 2006 and December 31, 2005 were $963,000 and $920,000, respectively and total assets of Trust Services at September 30, 2006 and December 31, 2005 were $41,000 and $41,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

The following table shows the operating results (in thousands) for the core banking operations, administrative services, and trust services for the three and nine month periods ended September 30, 2006 and 2005.

	Three Month Period Ended September 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$27,789			$27,789
Provision for loan losses	0			0
Other operating income	977	$551	$402	1,930
Other operating expenses	11,407	426	267	12,100
Provision for income taxes	7,471	52	57	7,580

Net income	$9,888	$73	$78	$10,039

	Three Month Period Ended September 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$22,316			$22,316
Provision for loan losses	1,505			1,505
Other operating income	735	$578	$377	1,690
Other operating expenses	9,958	136	245	10,339
Provision for income taxes	4,923	181	54	5,158

Net income	$6,665	$261	$78	$7,004

	Nine Month Period Ended September 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$80,442			$80,442
Provision for loan losses	3,891			3,891
Other operating income	3,302	$1,848	$1,230	6,380
Other operating expenses	31,787	988	780	33,555
Provision for income taxes	20,710	361	189	21,260

Net income	$27,356	$499	$261	$28,116

	Nine Month Period Ended September 30, 2005
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$59,185			$59,185
Provision for loan losses	4,205			4,205
Other operating income	2,047	$1,712	$987	4,746
Other operating expenses	26,198	514	662	27,374
Provision for income taxes	13,107	491	133	13,731

Net income	$17,722	$707	$192	$18,621

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1A. Risk Factors”.

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

As of September 30, 2006 total assets were $2,036,850,000 compared to $1,811,715,000 at December 31, 2005, an increase of $225,135,000 or 12.4% and the September 30, 2006 asset level represents a $392,116,000 (23.8%) increase over the $1,644,734,000 that existed on the same date in 2005.  The 2006 asset increase reflects a corresponding increase in total deposits of $152,466,000 or 10.7%, from $1,420,221,000 at the end of 2005 to $1,572,687,000 at September 30, 2006.  While overall deposits increased, the deposit growth was centered primarily in money market deposits while noninterest bearing deposits, time deposits and other deposits also experienced an increase.  Subordinated debentures also increased by $30,928,000 during the nine months ended September 30, 2006. There were several changes in the composition of the Bank’s assets during the first nine months of 2006.  The Bank’s core loan portfolio grew significantly by $133,297,000 during the nine month period, bringing the Bank’s total loans to $1,821,654,000 at September 30, 2006 from the December 31, 2005 total of $1,688,357,000.  The combined effect of the substantial increase in loans and the growth in deposits and subordinated debentures was an increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $8.9 million, while cash and cash equivalents (cash and due from banks and Federal funds sold), increased by $74.0 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $10,039,000 in the three months ended September 30, 2006, compared to earnings of $7,004,000 in the third quarter of 2005. The results for the nine months ended September 30, 2006 was earnings of $28,116,000 compared to net income of $18,621,000 for the corresponding period of 2005, an increase of 51%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2005, in the first nine months of 2006 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased significantly during the first nine months of 2006.  The Company’s 2006 asset growth reflects a corresponding increase in total deposits resulting in an increase in full service bank branches during 2003 and an increase in personnel in 2005 and 2006.

Total interest income increased by $13,753,000 (48%) for the third quarter of 2006 compared to the same period in 2005, and increased by $45,337,000 (62%) for the nine month period ended September 30, 2006 compared to the prior year as total earning assets were substantially higher (26%) in 2006 than in 2005.  The majority of the increase in interest income arises from a substantial increase of $13,559,000 (47%) in interest on loans from $28,582,000 for the three months ended September 30, 2005 compared to $42,141,000 for the same period in 2006.  Although interest income increased reflecting an increase in the loan portfolio of $326,731,000 (22%) from September 30, 2005 to September 30, 2006, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended September 30, 2006 interest expense on deposits increased by $6,127,000 (132%) to $10,756,000 from the 2005 level of $4,629,000 and for the nine months ended September 30, 2006 interest expense on deposits increased by $17,181,000 (176%) to $26,968,000 from the 2005 level of $9,787,000 due to an increase in total deposits of $231,973,000 (17%) from September 30, 2005 to September 30, 2006. The increases in deposits were primarily in money market deposits, while non-interest bearing demand deposit accounts, time deposits and other deposits also showed increases.  For the three months ended September 30, 2006 interest expense on subordinated debentures increased by $1,186,000 (186%), to $1,825,000 from the 2005 level of $639,000 due to an increase of $30,928,000 in subordinated debentures at September 30, 2006 compared to September 30, 2005 and also due to an increase in interest rates during the period. For the nine months ended September 30, 2006 interest expense on subordinated debentures increased by $2,750,000 (156%), to $4,509,000 from the 2005 level of $1,759,000 due to the increase in subordinated debentures compared to the prior year and also due to an increase in interest rates during the period. For the three months ended September 30, 2006 interest expense on FHLB advances increased by $970,000 (90%), to $2,047,000 from the 2005 level of $1,077,000 due to an increase of $85,000,000 in FHLB advances at September 30, 2006 compared to the earlier quarter and also due to an increase in interest rates during the period. For the nine months ended September 30, 2006 interest expense on FHLB advances increased by $4,149,000 (149%), to $6,942,000 from the 2005 level of $2,793,000 due to the increase in FHLB advances compared to the prior year and also due to an increase in interest rates during the period. The net result was an increase in net interest income of $5,473,000 (25%), from $22,316,000 in the third quarter of 2005 to $27,789,000 for the third quarter of 2006 and an increase in net interest income of $21,257,000 (36%), from $59,185,000 for the nine months ended September 30, 2005 to $80,442,000 for the first nine months of 2006.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest (2)	Yield/Rate (%)	Balance	Interest (2)	Yield/Rate (%)
	(Dollars in Thousands)
Interest earnings assets:
Gross loans (1)	$1,833,987	$42,141	9.1%	$1,440,304	$28,582	7.9%
Interest-bearing deposits in financial institutions	6,886	75	4.3%	3,537	19	2.1%
Federal funds sold	4,836	54	4.4%	2,183	19	3.5%
Investment securities	12,716	147	4.6%	7,891	44	2.2%
Total earning assets	$1,858,425	$42,417	9.1%	$1,453,915	$28,664	7.8%

Interest bearing liabilities:
Savings deposits	$50,860	$229	1.8%	$39,953	$65	0.6%
Money market accounts	839,873	8,052	3.8%	586,840	3,071	2.1%
Time deposits	204,031	2,475	4.8%	194,313	1,493	3.0%
Federal Home Loan Bank advances	151,250	2,047	5.4%	120,761	1,077	3.5%
Subordinated debentures	92,785	1,825	7.8%	41,910	639	6.0%
Funds purchased	0	0	0.0%	102	3	11.7%
Total bearing liabilities	$1,338,799	$14,628	4.3%	$983,879	$6,348	2.6%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $21,026,000 in 2006 and $15,620,000 in 2005 and is not net of deferred loan fees, which had an average balance in the third quarter of $8,020,000 in 2006 and $7,008,000 in 2005.

(2)                                  Includes loan fees in the third quarter of $2,526,000 in 2006 and $2,336,000 in 2005.

	For the Nine Month Period Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest (2)	Yield/Rate (%)	Balance	Interest (2)	Yield/Rate (%)
	(Dollars in Thousands)
Interest earnings assets:
Gross loans (1)	$1,798,773	$118,317	8.8%	$1,309,550	$73,166	7.5%
Interest-bearing deposits in financial institutions	5,523	158	3.8%	3,350	50	2.0%
Federal funds sold	3,939	129	4.4%	7,716	148	2.6%
Investment securities	8,620	261	4.0%	9,160	164	2.4%
Total earning assets	$1,816,855	$118,865	8.7%	$1,329,776	$73,528	7.4%

Interest bearing liabilities:
Savings deposits	$49,985	$542	1.4%	$39,873	$145	0.5%
Money market accounts	790,425	20,290	3.4%	508,406	6,223	1.6%
Time deposits	189,694	6,136	4.3%	175,681	3,419	2.6%
Federal Home Loan Bank advances	188,707	6,942	4.9%	122,652	2,793	3.0%
Subordinated debentures	82,816	4,509	7.3%	41,465	1,759	5.7%
Funds purchased	45	4	11.9%	155	4	3.5%
Total bearing liabilities	$1,301,672	$38,423	3.9%	$888,232	$14,343	2.2%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $20,032,000 in 2006 and $14,183,000 in 2005 and is not net of the deferred loan fees, which had an average balance in the first nine months of $8,020,000 in 2006 and $6,890,000 in 2005.

(2)                                  Includes loan fees in the first nine months of $7,309,000 in 2006 and $6,022,000 in 2005.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Total interest income (1)	$42,417	$28,664	$118,865	$73,528
Total interest expense	14,628	6,348	38,423	14,343
Net interest earnings	$27,789	$22,316	$80,442	$59,185
Average interest earning assets	$1,858,425	$1,453,915	$1,816,855	$1,329,776
Average interest bearing liabilities	$1,338,799	$983,879	$1,301,672	$888,232
Net yield on average interest earning assets	5.9%	6.1%	5.9%	6.0%

(1)                                  Includes loan fees in the third quarter of $2,526,000 in 2006 and $2,336,000 in 2005 and first nine months of $7,309,000 in 2006 and $6,022,000 in 2005.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease)			Net Increase (Decrease)
	For the Three Month Periods			For the Nine Month Periods
	Ended September 30,			Ended September 30,
	2006 over 2005			2006 over 2005
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income (1)
Loans (2)	$8,594	$4,965	$13,559	$30,620	$14,531	$45,151
Interest-bearing deposits in financial institutions	12	44	56	45	63	108
Federal funds sold	28	7	35	43	(62)	(19)
Investment securities	37	66	103	(9)	106	97
Total interest earning assets	$8,671	$5,082	$13,753	$30,699	$14,638	$45,337

Interest Expense (1)
Other deposits	$22	$142	$164	$45	$352	$397
Money market	1,700	3,281	4,981	4,724	9,343	14,067
Subordinated debentures	957	229	1,186	2,141	609	2,750
Time	78	904	982	292	2,425	2,717
FHLB advances	318	652	970	1,936	2,213	4,149
Other borrowings	(1)	(2)	(3)	0	0	0
Total interest bearing liabilities	$3,074	$5,206	$8,280	$9,138	$14,942	$24,080

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the third quarter of $2,526,000 in 2006 and $2,336,000 in 2005 and first nine months of $7,309,000 in 2006 and $6,022,000 in 2005.

OTHER OPERATING INCOME

Other operating income rose to $1,930,000 in the third quarter of 2006 from $1,690,000 in the three months ended September 30, 2005.  For the first nine months of 2006 other operating income also increased to $6,380,000 from $4,746,000 for the first nine months of 2005.  Trust Administration Services, a division of the Bank which provides administrative services to self-directed retirement plans, had revenue which was $551,000 for the third quarter of 2006 and $1,848,000 for the nine months ended September 30, 2006 in contrast with $578,000 in the third quarter of 2005 and $1,712,000 in the first nine months of 2005.  The increase in TAS revenue relates to both an increase in the structure of fees charged to customers and an increase in the number of customer accounts as a result of an aggressive marketing program.  The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $1,230,000 in the first nine months of 2006 and revenue of $987,000 during the first nine months of 2005.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $356,000 for the third quarter of 2006 and $1,111,000 for the nine months ended September 30, 2006 in contrast with $305,000 for the third quarter of 2005 and $866,000 for the nine months ended September 30, 2005.  No gains or losses were realized on sales of premises and equipment in the first nine months of 2006.  In contrast, during the first nine months of 2005 $12,000 in gains and $4,000 in losses on sales of premises and equipment were realized.  No gains or losses on securities sales were realized in the first nine months of 2006 or 2005.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first nine months of 2006 compared to the same period of 2005.  Operating expenses rose to a total of $12,100,000 for the third quarter of 2006 from $10,339,000 for the three months ended September 30, 2005.  For the nine months ended September 30, 2006 operating expenses totaled $33,555,000, an increase from $27,374,000 for the corresponding period in 2005.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $1,679,000, rising from a total of $6,437,000 for the third quarter of 2005 to $8,116,000 for the same period in 2006, and also rose for the nine months ended September 30, 2006 to $21,895,000 from $17,327,000 for the same period in 2005.  The increase in this expense category principally reflects increases in staffing in the main and regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  Occupancy expense rose to $754,000 for the three months ended September 30, 2006 from $597,000 in the third quarter of 2005, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters.  The total of all other operating expenses rose in 2006 compared to the prior year, increasing from $8,056,000 for the first nine months of 2005 to $9,602,000 for the same period of 2006.  This increase in other operating expenses relates primarily to the growth of the bank but also includes increases in audit and accounting fees due to the more extensive regulatory requirements applicable to larger companies.  The third quarter all other expenses decreased slightly from $3,305,000 in 2005 to $3,230,000 for the same period of 2006.

The combined effects of the above-described factors resulted in income before taxes of $17,619,000 for the three months ended September 30, 2006 compared to $12,162,000 for the third quarter of 2005.  For the nine months ended September 30, 2006 income before taxes is $49,376,000 compared to $32,352,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for taxes increased from $5,158,000 in 2005 to $7,580,000 in 2006.  For the nine months ended September 30, 2006 the provisions were $21,260,000 compared to $13,731,000 in 2005.  The effective tax rate for the periods ended September 30, 2006 and 2005 are 43.1% and 42.4%, respectively.  This brought net income for the third quarter of 2006 to $10,039,000 compared to $7,004,000 for the same period in 2005.  For the nine months ended September 30, 2006 net income was $28,116,000, while net income through September 30, 2005 was $18,621,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2006 and December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2006
U.S. Treasury securities	$245,000	$0	$0	$245,000
U.S. government sponsored enterprise debt securities	10,674,000	90,000	(32,000)	10,732,000
Mutual funds	2,138,000	0	(49,000)	2,089,000

	$13,057,000	$90,000	$(81,000)	$13,066,000

December 31, 2005

U.S. Treasury securities	$249,000	$0	$0	$249,000
U.S. government sponsored enterprise debt securities	1,880,000	0	(11,000)	1,869,000
Mutual funds	2,071,000	0	(35,000)	2,036,000

	$4,200,000	$0	$(46,000)	$4,154,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial loans	$192,057	$165,224
Real estate construction loans	351,250	222,439
Real estate loans	1,298,999	1,312,944
Government guaranteed loans	5,349	7,369
Other loans	2,164	5,881

Total loans	1,849,819	1,713,857

Less — Allowances for loan losses	20,131	17,577
— Deferred loan fees	8,034	7,923

Net loans	$1,821,654	$1,688,357

Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates.

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At September 30, 2006 and December 31, 2005, the Company had $1,117,923,000 and $1,081,523,000 of short-term first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $20,131,000 and $17,577,000 (or 1.09% and 1.03% of gross outstanding loans) at September 30, 2006 and December 31, 2005 respectively.  Provisions for loan losses were $0 and $3,891,000 for the three and nine month periods ended September 30, 2006, compared to $1,505,000 and $4,205,000 for the same periods of 2005. For the three and nine months ended September 30, 2006, the Company experienced net loan charge-offs of $87,000 and $1,028,000, respectively; by comparison, in the first three and nine months of 2005 the Company experienced net loan charge-offs of $0 and $35,000, respectively.  The Company had loan recoveries of $0 and $130,000 during the nine months ended September 30, 2006 and 2005.

For the quarter ended September 30, 2006, the Company has identified loans having an aggregate average balance of $52,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended September 30, 2005 the Company had identified loans having an aggregate average balance of $4,038,000 which it concluded were impaired under SFAS No. 114. Total impaired loans at September 30, 2006 was $21,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at September 30, 2006 totaled $12,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 10.2% of total deposits at September 30, 2006.  This level represents an increase from the 5.3% liquidity level which existed on December 31, 2005.  In addition, at September 30, 2006 some $5.3 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 116% and 119% as of September 30, 2006 and December 31, 2005, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $220,000,000 at September 30, 2006 and were secured by loans available as collateral at the FHLB.  As of September 30, 2006, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $530,960,000.

Total shareholders’ equity was $136,284,000 and $106,034,000 as of September 30, 2006 and December 31, 2005, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	9-30-06	12-31-05
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	9.3%	8.4%
Bank	11.3%	9.6%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	9-30-06	12-31-05
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	8.7%	7.8%
Bank	10.6%	8.8%

	9-30-06	12-31-05
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	11.8%	10.1%
Bank	11.6%	9.8%

At September 30, 2006, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of an examination in 2005 by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) of the Bank, the Bank identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”).  As a result, the Bank took corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified.  Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action.  In 2006 the FDIC and DFI conducted another examination which indicated that, while substantial improvement had been achieved, additional corrections were still required.  In response, the Bank implemented further remedial action, and believes that the corrective action taken to date has fully addressed the regulatory concerns embodied in the informal agreement.  While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to maintain full compliance with the terms of the informal agreement.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended September 30, 2006.

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

During 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $92,785,000 at September 30, 2006 and $61,857,000 at December 31, 2005. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2006, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	60,055	0	0	0	0	0	0	60,055
Interest-bearing deposits in financial institutions	0	94	5,018	0	0	0	0	5,112
Investment securities	0	2,089	1,236	0	0	9,741	0	13,066
Subtotal	60,055	2,183	6,254	0	0	9,741	0	78,233

Loans, net of allowance for losses	1,799,837	299	4,259	6,030	11,229	0	0	1,821,654
Total earning assets	1,859,892	2,482	10,513	6,030	11,229	9,741	0	1,899,887

Cash and due from banks	0	0	0	0	0	0	81,893	81,893
Premises and equipment	0	0	0	0	0	0	3,793	3,793
Other real estate owned	0	0	0	0	0	0	0	0
Other assets	12,748	0	0	0	0	0	38,529	51,277
Total non-earning assets	12,748	0	0	0	0	0	124,215	136,963

Total assets	1,872,640	2,482	10,513	6,030	11,229	9,741	124,215	2,036,850

Federal Home Loan Bank advances	0	220,000	0	0	0	0	0	220,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	220,000	0	0	0	0	0	220,000

Other deposits	49,182	0	0	0	0	0	0	49,182
Money market deposits	836,476	0	0	0	0	0	0	836,476
Time deposits	0	47,827	124,311	37,227	7,172	0	0	216,537
Subordinated Debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	885,658	267,827	217,096	37,227	7,172	0	0	1,414,980

Demand deposits	0	0	0	0	0	0	470,492	470,492
Other liabilities	300	0	0	0	0	0	14,794	15,094
Shareholders’ equity	0	0	0	0	0	0	136,284	136,284
Total non-interest bearing liabilities and shareholders’ equity	300	0	0	0	0	0	621,570	621,870

Total liabilities and shareholders’ equity	885,958	267,827	217,096	37,227	7,172	0	621,570	2,036,850

GAP	986,682	(265,345)	(206,583)	(31,197)	4,057	9,741	(497,355)	0

Cumulative GAP	986,682	721,337	514,754	483,557	487,614	497,355	0	0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains or losses were recorded on securities sales in the first nine months of 2006 or 2005.  As of September 30, 2006 the Bank’s investment portfolio contained gross unrealized gains of $90,000 and gross unrealized losses of $81,000, for unrealized gain net of tax benefit of $5,000. By comparison, at December 31, 2005 the Company’s investment portfolio contained no gross unrealized gains and $46,000 gross unrealized losses, for unrealized losses net of tax benefit of $27,000. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

Risk factors associated with the Company’s business activities, including risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, are set forth in the Annual Report on Form 10-K for the year ended December 31, 2005, and supplemented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.  In addition, the Company has added the risk factor set forth below.

Risks Related to Retirement Plan Administration Business

The Bank’s Trust Administration Services Division provides administrative, record-keeping and other services for self-directed retirement plans and accounts for which the Bank serves as sponsor and custodian.  Recently, both the banking and securities regulatory authorities have increased their scrutiny of the retirement plan industry.  This enhanced scrutiny arises from a number of governmental concerns, including investment scams directed at members of the United States’ increasing population of seniors and the potential abuse of retirement accounts to support terrorism financing, money laundering and tax-avoidance schemes.

While the Bank’s involvement in the retirement plan industry is limited to providing custodial and other ministerial services for modest fees, the Bank is sensitive to this enhanced industry-wide scrutiny.  For this reason, the Bank is currently strengthening its risk management program for its retirement plan business.  As a result of increased risk management and screening procedures, and the corresponding paperwork burden imposed on customers, expenses related to this business will rise and, at the same time, the division may lose certain existing or prospective customers.  This may, in turn, lead to a decline in the profitability of the Trust Administration Services Division.  While the Company does not expect these developments to have a material adverse effect on the Company’s financial condition or results of operations, the Bank may be required to take further action if the risk management policies and procedures currently being implemented are later deemed insufficient to address the on-going regulatory concerns.

ITEM 6.  EXHIBITS
(a) Exhibits
Exhibit No.	Description
10.1	Form of First Regional Bancorp Indemnity Agreement

10.2	Form of First Regional Bank Indemnity Agreement

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to

Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act

Items 2, 3, 4 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: November 9, 2006	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: November 9, 2006	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 9, 2006	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Form of First Regional Bancorp Indemnity Agreement

10.2	Form of First Regional Bank Indemnity Agreement

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act