Form 10-K
period 2006-12-31
FIRST REGIONAL BANCORP
filed 2007-03-16
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 0-10232

FIRST REGIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	95-3582843
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
1801 Century Park East
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 552-1776

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value	Nasdaq Global Market
(Title of class)	Name of each exchange on which registered

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

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2006: $247,196,928

Number of shares of Common Stock outstanding at March 12, 2007: 12,303,795

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2007 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

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

Business of First Regional Bank

The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank’s main office is located in the Century City office complex in Los Angeles, California. The Bank also has Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood, Los Angeles and Westlake Village. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank has a Trust Administrative Services division located in Carlsbad, California that provides administrative services for self directed retirement plans. The Bank’s customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank’s deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank’s loans are floating rate and have no prepayment penalties. Rising interest rates could lead to increased levels of loan prepayments and competitive pressure on contracted interest rates. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank’s Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company’s overall operation and determined that its business consists of three reportable business segments: (1) core bank operations, (2) the administrative services provided by the Bank’s division, Trust Administrative Services, and (3) Trust Services. For segment reporting financial information see Note 19 of the Consolidated Financial Statements. The Bank formed Trust Administrative Services during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 5, 2007 the Bank had 264 equivalent full-time employees.

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

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the California Department of Financial Institutions, or the DFI.

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

The Company

General.   As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank, to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.

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

The Company is entitled to receive dividends, when and as declared by the Bank’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income or the bank’s current fiscal year.

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

The Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several infamous companies in 2001-2002.

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

Regulatory Capital Guidelines.   The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2006:

	Adequately Capitalized	Well Capitalized	First Regional Bank	Company (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.04%	12.17%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.03%	9.23%
Tier 1 leverage capital ratio	4.00%	5.00%	11.81%	9.56%

As of December 31, 2006, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $90.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2006. Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

As a result of a 2005 examination by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (BSA). As a result, the Bank took corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. In 2006, the FDIC and DFI conducted another examination which indicated that, while substantial improvement had been achieved, additional corrections were still required. In response, the Bank implemented further remedial action, and believes that the corrective action taken to date has fully addressed the regulatory concerns embodied in the informal agreement. While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to maintain full compliance with the terms of the informal agreement.

Federal Deposit Insurance.   The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, effective January 1, 2007, banks are categorized into one of four new categories. For most institutions, assignment rates will depend upon a combination of CAMELS component ratings, based on supervisory evaluations by its primary federal regulator, and financial ratios. Assessment rates will range from 5 to 7 basis points for Risk Category I institutions, and will be 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions and 43 basis points for Risk Category IV.

Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the “BIF”), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. While we have no expectation of increased premiums, the amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which the Bank is in position to predict at this time.

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

The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.

Environmental Regulation.   Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2006.

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

USA Patriot Act.   On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has augmented its systems and procedures to accomplish this. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

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

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table shows the average balances of the Company’s assets, liabilities, and shareholders’ equity for each of the past three years:

	For Year Ended
	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Assets
Cash and Due from Banks	$81,934	$66,989	$49,424
Federal Funds Sold	5,946	6,429	11,276
Interest Bearing Deposits in Financial Institutions	5,397	3,370	3,162
Investment Securities	11,425	7,914	3,190
Net Loans	1,781,140	1,358,789	897,480
Other Assets	54,733	36,040	22,607
Total Assets	$1,940,575	$1,479,531	$987,139
Liabilities & Shareholders’ Equity
Deposits:
Demand (non-interest bearing)	$482,601	$433,615	$311,986
Savings and Now Accounts	51,657	42,200	35,860
Money Market Accounts	813,581	561,657	350,228
Time	198,626	176,722	143,178
Total Deposits	1,546,465	1,214,194	841,252
FHLB Advances	163,992	115,717	53,714
Other borrowings	34	117	330
Subordinated Debentures	85,328	46,605	34,242
Other Liabilities	18,906	12,442	4,504
Total Liabilities	1,814,725	1,389,075	934,042
Shareholders’ Equity	125,850	90,456	53,097
Total Liabilities and Shareholders’ Equity	$1,940,575	$1,479,531	$987,139

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Avera ge
	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands )
Interest Earning Assets:
Loans(1)	$ 1,809,377	$ 160,678	8.9%	$ 1,380,743	$ 105,747	7.7%	$ 912,146	$ 55,277	6.1%
Investment Securities	11,425	455	4.0%	7,914	186	2.4%	3,190	40	1.3%
Federal Funds Sold	5,946	308	5.2%	6,429	174	2.7%	11,276	146	1.3%
Interest-bearing Deposits in Financial Institutions	5,397	217	4.0%	3,370	79	2.3%	3,162	37	1.2%
Total Interest Earning Assets	$ 1,832,145	$ 161,658	8.8%	$ 1,398,456	$ 106,186	7.6%	$ 929,774	$ 55,500	6.0%
Interest Bearing Liabilities:
Savings deposits	$ 51,657	$ 879	1.7%	$ 42,200	$ 254	0.6%	$ 35,860	$ 140	0.4%
Money Market Accounts	813,581	28,963	3.6%	561,657	11,033	2.0%	350,228	3,287	0.9%
Time	198,626	8,977	4.5%	176,722	4,937	2.8%	143,178	2,126	1.5%
FHLB Advances	163,992	8,174	5.0%	115,717	3,785	3.3%	53,714	833	1.6%
Other Borrowings	34	4	11.8%	117	4	3.4%	330	2	0.6%
Subordinated Debentures	85,328	6,259	7.3%	46,605	2,726	5.9%	34,242	1,813	5.3%
Total interest bearing liabilities	$ 1,313,218	$ 53,256	4.1%	$ 943,018	$ 22,739	2.4%	$ 617,552	$ 8,201	1.3%

(1)                This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $20,372,000, $14,926,000 and $9,304,000 in 2006, 2005 and 2004 respectively and is not net of deferred loan fees, which had an average balance of $7,865,000, $7,028,000 and $5,362,000 in 2006, 2005 and 2004 respectively.

(2)                Includes loan fees of $10,092,000 in 2006 and $8,112,000 in 2005 and $5,201,000 in 2004.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	2006	2005	2004
	(Dollars in Thousands)
Total interest income(1)	$ 161,658	$ 106,186	$ 55,500
Total interest expense	53,256	22,739	8,201
Net interest earnings	$ 108,402	$ 83,447	$ 47,299
Average interest earning assets	1,832,145	$ 1,398,456	$ 929,774
Net yield on average interest earning assets	5.9%	6.0%	5.1%

(1)          Includes loan fees of $10,092,000 in 2006, $8,112,000 in 2005 and $5,201,000 in 2004.

The following table sets forth changes in interest income and interest expense. The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease)			Increase (Decrease)
	2006 over 2005			2005 over 2004
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$ 36,287	$ 18,644	$ 54,931	$ 33,347	$ 17,123	$ 50,470
Investment securities	105	164	269	92	54	146
Federal Funds sold	(12)	146	134	(18)	46	28
Interest on interest-bearing deposits in financial institutions	63	75	138	3	39	42
Total Interest Earning Assets	$ 36,443	$ 19,029	$ 55,472	$ 33,424	$ 17,262	$ 50,686
Interest Expense(1)
Savings and NOW	$ 68	$ 557	$ 625	$ 28	$ 86	$ 114
Money market	6,379	11,551	17,930	2,756	4,990	7,746
Time	675	3,365	4,040	590	2,221	2,811
FHLB advances	1,946	2,443	4,389	1,505	1,447	2,952
Other borrowings	0	0	0	0	2	2
Subordinated securities	2,706	827	3,533	708	205	913
Total interest bearing liabilities	$ 11,774	$ 18,743	$ 30,517	$ 5,587	$ 8,951	$ 14,538

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees of $10,092,000 in 2006 and $8,112,000 in 2005.

Investment Securities

The following table shows fair value of the investment securities portfolio at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Treasury Securities	$ 248	$ 249
U.S. government sponsored enterprise debt securities	20,107	1,869
Mutual Funds	2,110	2,036
Total	$ 22,465	$ 4,154

The maturity schedule and weighted average yields of debt securities at December 31, 2006 is as follows:

		Average
	Amount	Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$ 248	5.09%
Over one year	0	0.00%
Category total	$ 248	5.09%
U.S. Government Sponsored Enterprise Debt Securities
One year or less	$ 982	5.18%
One to five years	0	0.00%
Five to ten years	2,698	5.07%
Ten to fifteen years	7,022	6.86%
Over fifteen years	9,405	5.89%
Category total	$ 20,107	6.08%
Total Investment Portfolio
One year or less	$ 1,230	5.33%
One to five years	0	0.00%
Five to ten years	2,698	5.07%
Ten to fifteen years	7,022	6.86%
Over fifteen years	9,405	5.89%
Total	$ 20,355	6.08%

Loan Portfolio

The loan portfolio consisted of the following at December 31:

	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Commercial loans	$ 223,571	$ 165,224	$ 153,480	$ 113,563	$ 80,510
Real estate construction loans	375,175	222,439	129,106	90,596	72,088
Real estate loans	1,226,870	1,312,944	871,567	501,317	237,477
Government guaranteed loans	4,827	7,369	6,001	9,398	16,260
Other loans	3,096	5,881	2,973	2,232	1,299
Total loans	1,833,539	1,713,857	1,163,127	717,106	407,634
Less—Allowances for loan losses	20,624	17,577	11,825	7,660	5,500
—Deferred loan fees	7,614	7,923	7,073	4,120	2,281
Net loans	$ 1,805,301	$ 1,688,357	$ 1,144,229	$ 705,326	$ 399,853

Loan Maturities and Interest Rates

The following table shows the amounts of total loans outstanding as of December 31, 2006, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$ 1,106,965
Interest rates are fixed or predetermined	10,770
After one year but within five years:
Interest rates are floating or adjustable	565,545
Interest rates are fixed or predetermined	44,150
After five years but within ten years:
Interest rates are floating or adjustable.	105,307
Interest rates are fixed or predetermined	7
After ten years or more:
Interest rates are floating or adjustable	795
Interest rates are fixed or predetermined	0
Total	$ 1,833,539

Non-Performing Loans

The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

The following table shows the principal amount of non-performing loans:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accrual loans
Commercial	$ 0	$ 86	$ 39	$ 659	$ 91
Real estate loans	0	2,109	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	4	28	0
Total	$ 0	$ 2,195	$ 43	$ 687	$ 91
Accruing loans past due more than 90 days
Commercial	$ 14	$ 17	$ 0	$ 135	$ 0
Real estate loans	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	2	4	0
Total	$ 14	$ 17	$ 2	$ 139	$ 0

Except as may have been included in the above table, at December 31, 2006, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2006, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$ 1,833,539	$ 1,713,857	$ 1,163,127	$ 717,106	$ 407,634
Average amount of loans outstanding before allowance for loan losses	$ 1,801,512	$ 1,373,715	$ 906,784	$ 517,266	$ 337,721
Balance of allowance for loan losses at beginning of period	$ 17,577	$ 11,825	$ 7,660	$ 5,500	$ 5,000
Loans charged off:
Commercial	173	35	515	758	0
Real estate	855	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0
Total loans charged off	1,028	35	515	758	0
Recoveries of loans previously charged off:
Commercial	100	140	113	0	0
Real estate	0	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0
Total loan recoveries	100	140	113	0	0
Net loans charged off (recovered)	928	(105)	402	758	0
Less: Allowance for unfunded loan commitments and lines of credit	353	48	335	140	0
Provisions charged to operating expense	4,328	5,695	4,902	3,058	500
Balance of allowance for loan losses at end of period	$ 20,624	$ 17,577	$ 11,825	$ 7,660	$ 5,500
The ratio of net loans charged off (recovered) to average loans outstanding	0.052%	(0.008)%	0.044%	0.147%	0.000%
Allowance for loan losses to total gross loans at end of year	1.12%	1.03%	1.02%	1.07%	1.35%

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

	2006		2005		2004		2003		2002
	Allowance	Ratio of	Allowance	Ratio of	Allowance	Ratio of	Allowance	Ratio of	Allowance	Ratio of
	for	loans to	for	loans to	for	loans to	for	loans to	for	loans to
	loan losses	total loans	loan losses	total loans	loan losses	total loans	loan losses	total loans	loan losses	total loans
Commercial	$ 2,337	12%	$ 1,902	10%	$ 1,515	13%	$ 1,720	16%	$ 1,475	20%
Real estate	18,287	88%	15,639	90%	10,309	86%	5,939	83%	3,817	76%
Gov’t guarant.	0	0%	0	1%	0	1%	0	1%	0	4%
Other	0	0%	0	0%	1	0%	1	0%	3	0%
Unallocated	0	0%	36	0%	0	0%	0	0%	205	0%
Total	$ 20,624	100%	$ 17,577	100%	$ 11,825	100%	$ 7,660	100%	$ 5,500	100%

Deposits

The average amounts of deposits for the periods indicated are summarized below.

	2006	2005	2004
	(Dollars in Thousands)
Demand deposits	$ 482,601	$ 433,615	$ 311,986
Savings deposits, money market and time certificates of deposit of less than $100,000	962,580	693,855	462,125
Time certificates of deposit of $100,000 or more	101,284	86,724	67,141
Total	$ 1,546,465	$ 1,214,194	$ 841,252

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2006 is as follows:

December 31, 2006
(Dollars in Thousands)
3 months or less	$ 71,744
Over 3 through 6 months	24,164
Over 6 through 12 months	23,318
Over 12 months	3,597
Total	$ 122,823

Selected Financial Ratios

The following table sets forth the ratios of net income to average total assets and to average shareholders’ equity, and average share holders’ equity to average total assets.

	2006	2005	2004
Return on assets	2.0%	1.8%	1.1%
Return on equity	30.5%	29.3%	20.9%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	6.5%	6.1%	5.4%

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

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 88% of our loan portfolio. While we are not a subprime lender, and have little direct exposure in the single family residential real estate market, a decline in the value of commercial real estate securing our loans could adversely impact our financial condition. Also, while we presently own no real estate, a decline in the value of real estate that may be owned by us in the future could adversely impact our financial condition. In addition, acts of nature, including earthquakes, fires, landslides and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. This is particularly significant in light of the fact that most of the real estate that makes up the collateral of our real estate secured loans is located in Southern California, where the risk of such acts of nature is high.

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

We may not or will not sustain recent growth trends.

The Company has grown substantially in recent years, including with respect to net income, assets, net loans, deposits and other benchmarks. For example, the Company’s net income for the year ended December 31, 2006 rose by 45% from the year before, and the Company’s assets, net loans and deposits as of December 31, 2006 rose by 15%, 7% and 15%, respectively, from the prior year. Management believes that it is unlikely that the Company will maintain such growth patterns, particularly with respect to net income growth for 2007.

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

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations; including as much as $202 million in loans, which equaled 79% of the Bank’s capital as of December 31, 2006. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

In that regard, bank regulatory agencies have issued a number of public statements about risks related to borrower and industry concentrations, in particular with respect to loans secured by commercial real estate. Regulators have issued guidance to banks addressing such risks. The impact of implementing and managing such policies, procedures and controls is currently unknown, but could adversely affect our future loan volume and operating results.

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

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect consumers and the deposit insurance funds, rather than our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time.

In recent years, banking regulators have indicated that, unless a bank is in full compliance with applicable regulations deemed to be of particular importance, including Bank Secrecy Act (“BSA”), Anti-Money Laundering and the Community Reinvestment Act (“CRA”), that requests for approvals for new types of activities, including branching, may be subject to increased scrutiny, temporary delay or outright denial.

BSA requires banks to monitor customer activity and report certain transactions to government authorities. In 2005, after an examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”), the Bank identified certain deficiencies and other concerns, principally with respect to BSA, and took corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. Subsequently the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. While the Bank believes that the corrective action taken to date has substantially addressed the regulatory concerns embodied in the informal agreement, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to maintain full compliance with the terms of the informal agreement. While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, such concerns could restrict the Bank’s ability to engage in new types of activities, including branching, and may result in increased scrutiny of such proposed activities, or temporary delay or outright denial of any requests for approval of such activities.

We are subject to certain risks associated with public company regulation.

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

Our earnings are impacted by changing interest rates, which are unpredictable and beyond our control. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Recent growth trends in interest rates may not continue and/or may reverse. Also, competitive pressures on both the pricing of loans and on the cost of deposits can have the effect of compressing our net interest margin, making it difficult for us to sustain or enhance our net income in the future. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Retirement Plan Administration Business

The Bank’s Trust Administration Services Division provides administrative, record keeping and other services for self-directed retirement plans and accounts for which the Bank serves as sponsor and custodian. Recently, both the banking and securities regulatory authorities have increased their scrutiny of the retirement plan industry. This enhanced scrutiny arises from a number of governmental concerns, including investment scams directed at members of the United States’ increasing population of seniors and the potential abuse of retirement accounts to support terrorism financing, money laundering and tax-avoidance schemes.

While the Bank’s involvement in the retirement plan industry is limited to providing custodial and other ministerial services for modest fees, the Bank is sensitive to this enhanced industry-wide scrutiny. For this reason, the Bank is currently strengthening its risk management program for its retirement plan business. As a result of increased risk management and screening procedures, and the corresponding paperwork burden imposed on customers, expenses related to this business will rise and, at the same time, the Bank may lose certain existing or prospective customers. This may, in turn, lead to a decline in the profitability of the Trust Administration Services Division. While the Company does not expect these developments to have a material adverse effect on the Company’s financial condition or results of operations, the Bank may be required to take further action if the risk management policies and procedures currently being implemented are later deemed insufficient to address the on-going regulatory concerns.

Our recent growth presents certain risks, including a decline in credit quality or capital adequacy.

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

Our financial performance and profitability depends on our ability to execute our corporate strategy. There can be no assurance that we will be able to execute our strategy or maintain the level of profitability that we have recently experienced.

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

Our performance is dependent on our maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our continued successful performance is dependent on our maintaining a high quality of service for our customers. As we continue to grow, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

Our size subjects us to lower lending limits than many of our competitors are subject to.

The Bank is subject to lending limits, calculated as a function of the Bank’s capital. Because of the Bank’s size, the Bank is limited in the size of loans it is able to make, singly or in the aggregate, to existing or potential customers. As of December 31, 2006, our lending limit for secured loans was approximately $64 million and our lending limit for unsecured loans was approximately $38 million. In the event that a customer’s loan demands exceed the Bank’s lending limits, the Bank may attempt to arrange for such loans on a participation basis with its correspondent banks. Where this is not feasible, the Bank may be unable to make the loan. This may result in the loss of existing or prospective business.

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

The Company’s common stock is traded on the Nasdaq National Market under the symbol “FRGB.” However, there is a limited trading market for the Company’s common stock, with an average trading volume of approximately 30,000 shares per trading day. There can be no assurance that that a holder of the Company’s common stock, particularly a large block of stock will have the ability to dispose of such shares in a liquid market or that a more active trading market for the Company’s common stock will develop or will be sustained.

The interests of our controlling shareholders may differ from yours.

The Company’s directors, executive officers and their related interests have voting control or beneficial ownership of approximately 38% of its outstanding shares (including shares issuable to them upon exercise of vested stock options). In particular, Jack A. Sweeney, the Company’s Chairman and Chief Executive Officer, has voting control or beneficial ownership of approximately 29% of the Company’s outstanding common stock (including shares issuable to him upon exercise of vested stock options). The interests of these controlling shareholders may differ from yours. Because of this beneficial ownership and voting power, our controlling shareholders may have the power to substantially control any matter presented to shareholders for a vote, including with respect to the election of directors or other material transactions, such as a future issuance of securities, a potential acquisition of, or take-over proposal made by, another company. As a result, these controlling shareholders may cause the defeat of a proposal you support, or cause the approval of a proposal you oppose.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.           Properties

The Bank’s head office is located on the ground, second, fourth and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $57,092 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $9,923 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2004 to include an additional 3,820 square feet of office space on the second floor at a monthly rental of $6,685 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in September 2005 to include an additional 2,597 square feet of office space on the second floor at a monthly rental of $4,804 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in February 2006 to include an additional 2,453 square feet of office space on the second floor at a monthly rental of $5,249 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2006 to include an additional 5,409 square feet of office space on the fourth floor at a monthly rental of $15,686 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

The Bank’s Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2007. The total monthly rental is $6,213, subject to adjustments every 20 months of 3% and various operating costs.

The Bank also leases an office to house its Irvine Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2011 at a monthly rental of $13,060 subject to annual adjustments plus a proportionate share of the building’s operating costs.

The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 5,635 square feet are provided under a lease which expires July 31, 2012 at a rental of $16,635 per month, subject to annual adjustments and various operating costs.

The Bank’s South Bay Regional Office is located at 990 West 190th Street, Suite 440, and 970 West 190th Street, Suite 400, Torrance, California. The premises consist of approximately 12,909 square feet which are provided under a lease which expires on June 30, 2013. The total monthly rental is $20,752, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services. The premises consisting of approximately 8,380 square feet are provided under a lease which expires May 31, 2009 at a rental of $14,476 per month, subject to annual adjustments and various operating costs.

The Bank’s Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 5,922 square feet which are provided under a lease which expires in December 2012. The total monthly rental is $14,135, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,980 square feet are provided under a lease which expires December 31, 2012 at a rental of $6,599 per month, subject to annual adjustments and various operating costs.

The Bank’s Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires in February 2008 at a rental of $5,030 per month, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately 2,915 square feet are provided under a lease which expires August 31, 2008 at a rental of $6,909 per month, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 515 South Flower Street, Suite 1200, Los Angeles, California to house the downtown Los Angeles Regional Office. The premises consisting of approximately 9,592 square feet are provided under a lease which expires in June 2014 at a rental of $15,187 per month, subject to annual adjustments and various operating costs.

The Bank also leases an office located at 2400 East Katella, Suite 460, Anaheim, California to house the Orange County Regional Office. The premises consisting of approximately 1,150 square feet are provided under a lease which expires in June 2009 at a rental of $2,875 per month, subject to annual adjustments and various operating costs.

Item 3. Legal Proceedings

Litigation

In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of the Company’s shareholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Activity

The common stock of First Regional Bancorp is traded on The Nasdaq Global Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as www.Bloomberg.com and www.Yahoo.com. As of March 5, 2007, there were approximately 1,500 shareholders of the Company’s common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp’s common stock (adjusted for the Company’s three-for-one stock split effected August 2006).

	2006		2005
	High	Low	High	Low
1st Quarter	$30.40	$22.56	$23.58	$17.58
2nd Quarter	32.66	26.87	22.75	19.87
3rd Quarter	34.25	27.50	30.54	21.69
4th Quarter	34.50	30.81	26.63	22.17

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

Prior to the consummation of the 1982 reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank’s Board of Directors’ current intention to retain most of the Bank’s earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $0, $0 and $500,000 in 2006, 2005 and 2004, respectively.

Stock Compensation Plan

For details of the Company’s stock compensation plans refer to Note 11 of the Consolidated Financial Statements

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

Item 6. Selected Financial Data

The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2006	2005	2004	2003	2002
	(Dollars in thousands except per share amounts)
Total assets	$2,074,636	$1,811,715	$1,306,118	$775,689	$467,254
Net loans	1,805,301	1,688,357	1,144,229	705,326	399,853
Investment securities	22,465	4,154	3,434	4,440	2,739
Federal Funds sold	103,860	0	68,025	0	21,960
Total deposits	1,627,759	1,420,221	1,000,052	663,946	422,130
Subordinated debentures	92,785	61,857	41,238	27,887	12,500
Shareholders’ equity	147,010	106,034	77,446	35,032	27,830
Book value per share outstanding	$12.05	$8.76	$6.47	$4.10	$3.52

The Company’s operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2006	2005	2004	2003	2002
	(Dollars in Thousands except for per share)
Interest income	$161,658	$106,186	$55,500	$31,654	$22,340
Interest expense	53,256	22,739	8,201	3,520	2,926
Net interest income	108,402	83,447	47,299	28,134	19,414
Provision for loan losses	4,328	5,695	4,902	3,058	500
Net interest income after provision for loan losses	104,074	77,752	42,397	25,076	18,914
Other income	8,397	6,424	5,289	4,696	3,544
Other expense	46,043	38,056	28,710	21,907	17,636
Income before taxes	66,428	46,120	18,976	7,865	4,822
Provision for income taxes	28,092	19,595	7,892	3,250	1,785
Net income	$38,336	$26,525	$11,084	$4,615	$3,037
Basic earnings per common share outstanding	$3.15	$2.20	$1.10	$0.55	$0.38
Diluted earnings per common share outstanding	$2.95	$2.06	$0.95	$0.53	$0.38
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

The number of shares outstanding (net of unearned ESOP shares) was 12,200,000 in 2006, 12,111,000 in 2005, 11,976,000 in 2004, 8,556,000 in 2003, and 7,902,000 in 2002.

All share and per share information have been retroactively adjusted to reflect the three-for-one stock split approved by the Board of Directors on July 20, 2006. All shareholders of record on July 31, 2006, received two additional shares of common stock for each share held by them at that date. In connection with the stock split, the authorized number of shares was increased from 50 million to 150 million, effective August 21, 2006.

The summary information presented above should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company’s financial statements as described below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First Regional Bancorp’s financial results for both the year and the fourth quarter ended December 31, 2006 set new historic highs, as the company continued its consistent record of increasing earnings and selectively building its base of quality assets.

Net income for the fourth quarter totaled a record $10.2 million, an increase of 29 percent from $7.9 million for the same period in 2005, while income per diluted share increased to 78 cents, compared with 61 cents in the comparable period a year ago.

For the full year, net income advanced sharply to $38.3 million, equal to $2.95 per diluted share, compared with $26.5 million or $2.06 per diluted share in 2005. Earnings for both the year and the quarter have been adjusted to reflect the 3-for-1 stock split effected in August 2006.

At December 31, 2006, assets totaled $2.075 billion, compared with $1.812 billion a year earlier. Total deposits at year-end were $1.628 billion, up from $1.420 billion in the prior year. Net loans advanced 7% to a total of $1.805 billion at the close of the fiscal year. During 2006, First Regional added $41 million in capital, primarily through the retention of earnings, bringing total capital to $147 million at year-end, an increase of 39% from December 31, 2005.

2006 represented another year of outstanding financial results, as First Regional achieved its seventh consecutive year in which earnings advanced to new record levels. During this remarkable period, we expanded our network of regional offices within the Southern California market, augmented our team of talented and productive bankers, added new services and capabilities, grew our assets to more than $2 billion, and increased our capital base substantially. Reflecting these achievements, our stock price (adjusted for the August 2006 3-for-1 stock split) has risen steadily in recent years.

Our record results of the past year reflected a solid banking performance in a generally positive environment. First Regional continues to reap the benefits of the portfolio of profitable, high quality assets which we have built in recent years. We also benefited from the Federal Reserve’s actions to increase interest rates in the first half of 2006. Revenues from earning assets increased to $162 million in 2006, a 52 percent increase over the prior year.

Although our growth was substantial in 2006, we continue to maintain a conservative posture, with an emphasis on managing risk and enhancing operating efficiency. The high quality of our assets and the solid investment returns we derive from them represent the foundation of our ongoing success. Reflecting First Regional’s excellent credit quality, nonperforming assets amounted to just $14,000 at year-end.

It is possible that the operating environment may prove more challenging in the coming year. There are uncertainties regarding the continuing health of the economy. Possible downward movements in interest rates could have the effect of reducing our net interest margins. Falling housing prices and home mortgage delinquencies, while the subject of much news coverage of late, are not areas in which First Regional has much direct exposure, but other declines in the California real estate industry could have an impact. Despite these potential challenges, we remain optimistic based on our dedication to the proven strategies that have long served us well. Those strategies will guide our lending and deposit gathering operations as we move forward.

Moreover, we will continue to benefit from our existing portfolio of high quality assets, our experienced management team, and our solid financial strength. With extensive experience gathered in good times and bad, we are well prepared to address the challenges and opportunities ahead.

Summary

First Regional Bancorp, a bank holding company (the “Company”), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional Bancorp has seven other subsidiaries, First Regional Statutory Trust I, First Regional Statutory Trust II, First Regional Statutory Trust III, First Regional Statutory Trust IV, First Regional Statutory Trust V, First Regional Statutory Trust VI and First Regional Statutory Trust VII, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services provided by the Bank’s division, Trust Administration Services(TAS), and the Bank’s Trust Services Division. For segment reporting financial information see Note 19 of the Consolidated Financial Statements.

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

The Company achieved continued profitability in 2006, with significant increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2004, 2005 and 2006. The Company’s profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

Average assets in 2006 were $1,940,575,000 compared to $1,479,531,000 in 2005 and $987,139,000 in 2004. As was the case in 2005 and 2004, the Company’s asset growth in 2006 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $38,336,000 in 2006 compared to $26,525,000 in 2005 and $11,084,000 in 2004.

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

Net Interest Income

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2005, in 2006 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank’s core loan portfolio increased by 7% during 2006. The 2006 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2005 and 2006. While the deposit growth was centered in time deposits and money market deposits, there was also growth in savings deposits and noninterest bearing deposits. Average money market and time deposits increased in 2006 as compared to the prior year. Deposit levels increased and interest rates increased in 2006 from 2005, and the combination led to an increase in interest expense in 2006.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/
	Balance	Expense	Rate%	Balance	Expense	Rate%
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,809,377	$160,678	8.9%	$1,380,743	$105,747	7.7%
Investment Securities	11,425	455	4.0%	7,914	186	2.4%
Federal Funds Sold	5,946	308	5.2%	6,429	174	2.7%
Time Deposits With Other
Financial Institutions	5,397	217	4.0%	3,370	79	2.3%
Total Interest Earning Assets	$1,832,145	$161,658	8.8%	$1,398,456	$106,186	7.6%

	For Year Ended December 31,
	2006			2005
	Average	Income(2)/	Yield/	Average	Income(2)/	Yield/
	Balance	Expense	Rate%	Balance	Expense	Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$51,657	$879	1.7%	$42,200	$254	0.6%
Money Market Accounts	813,581	28,963	3.6%	561,657	11,033	2.0%
Time deposits	198,626	8,977	4.5%	176,722	4,937	2.8%
FHLB advances	163,992	8,174	5.0%	115,717	3,785	3.3%
Other borrowings	34	4	11.8%	117	4	3.4%
Subordinated debentures	85,328	6,259	7.3%	46,605	2,726	5.9%
Total interest Bearing liabilities	$1,313,218	$53,256	4.1%	$943,018	$22,739	2.4%

(1)          This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $20,372,000 and $14,926,000 in 2006 and 2005, respectively and is not net of deferred loan fees, which had an average balance of $7,865,000 and $7,028,000 in 2006 and 2005, respectively.

(2)          Includes loan fees of $10,092,000 in 2006 and $8,112,000 in 2005.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2006	2005
	(Dollars in Thousands)
Total interest income(1)	$161,658	$106,186
Total interest expense	53,256	22,739
Net interest earnings	$108,402	$83,447
Average interest earning assets	$1,832,145	$1,398,456
Average interest bearing liabilities	$1,313,218	$943,018
Net yield on average interest earning assets	5.9%	6.0%

(1)          Includes loan fees of $10,092,000 in 2006 and $8,112,000 in 2005.

The following table sets forth changes in interest income and interest expense. The net change as shown in the column “Net Increase (Decrease)” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease)
	December 31,
	2006 over 2005
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$36,287	$18,644	$54,931
Investment securities	105	164	269
Funds sold	(12)	146	134
Interest on time deposits with other
financial institutions	63	75	138
Total Interest Earning Assets	$36,443	$19,029	$55,472
Interest Expense(1)
Savings	$68	$557	$625
Money market	6,379	11,551	17,930
Time	675	3,365	4,040
FHLB advances	1,946	2,443	4,389
Other borrowings	0	0	0
Subordinated debentures	2,706	827	3,533
Total interest bearing liabilities	$11,774	$18,743	$30,517

(1)          The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)          Includes loan fees of $10,092,000 and $8,112,000 in 2006 and 2005, respectively.

Because customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match repricing characteristics of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of December 31, 2006, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

Other Operating Income

Other operating income increased for 2006 to $8,397,000, versus $6,424,000 in 2005 and $5,289,000 for the year 2004. Trust Administration Services (TAS), the Bank’s division that provides administrative services to self-directed retirement plans, had revenue that totaled $2,428,000 during 2006 and $2,193,000 during 2005 and $1,702,000 during 2004. The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,458,000 in 2006, $1,208,000 in 2005 and $1,061,000 in 2004. The Bank’s trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $1,632,000 in 2006, $1,379,000 in 2005 and $936,000 in 2004.

Loan Portfolio and Provision for Loan Losses

The loan portfolio consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(Dollars in Thousands)
Commercial loans	$223,571	165,224
Real estate construction loans	375,175	222,439
Real estate loans	1,226,870	1,312,944
Government Guaranteed Loans	4,827	7,369
Other loans	3,096	5,881
Total loans	1,833,539	1,713,857
Less—Allowances for loan losses	20,624	17,577
—Deferred loan fees	7,614	7,923
Net loans	$1,805,301	$1,688,357

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest only period and require a balloon payment. At December 31, 2006 and 2005 we had $1,026,515,000 and $1,081,523,000 of short and medium-term “mini-perm” first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company’s emphasis on maintaining high asset quality continued in 2006, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $14,000 at the end of 2006, $2,268,000 on December 31, 2005 and $63,000 on December 31, 2004. Management believes the allowance for loan losses as of December 31, 2006 is adequate in relation to both existing and potential risks in the loan portfolio.

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

The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on its ongoing analysis of the risks presented by its loan portfolio, in 2006 provisions of $4,328,000 were made to the reserve for loan losses, in the loan portfolio, $1,028,000 in loans were charged off, and $100,000 in loans previously charged off were recovered. In 2005 provisions of $5,695,000 were made to the reserve for loan losses, $35,000 in loans were charged off, and $140,000 in loans previously charged off were recovered. By way of comparison, in 2004 provisions of $4,902,000 were made to the reserve for loan losses, $515,000 in loans were charged off, and $113,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2006 to $20,624,000 (or 1.1% of total loans), compared to the 2005 balance of $17,577,000 (or 1.0% of total loans), and compared to $11,825,000 (or 1.1% of total loans) at December 31, 2004.

In 2006, the Company identified loans having an aggregate average balance of $545,000 which it concluded were impaired under SFAS No. 114. In 2005, the Company identified loans having an aggregate average balance of $2,080,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2004, the Company identified loans having an aggregate average balance of $805,000 which it concluded were impaired under SFAS No. 114. The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a specific loss reserve for each of the loans which at December 31, 2006 and 2005 totaled $3,000 and $419,000, respectively, for the loans as a group.

Operating Expenses

Total operating expenses rose in 2006, to $46,043,000 from $38,056,000 in 2005 and $28,710,000 in 2004. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salaries and related benefits expense increased again in 2006, rising to $30,130,000 from a 2005 total of $24,426,000 and from $18,438,000 in 2004. The increase in this expense category principally reflects the increases in staffing in the main office and the new regional offices as part of the Company’s growth initiative. Occupancy expense rose in 2006, to $2,797,000 from $2,603,000 in 2005 and a 2004 total of $1,766,000; the increases reflect the rent paid on the various facilities which house the Bank’s expansion of the main office and the regional offices. Other expenses rose again in 2006 as they did in 2005 and 2004. Other expenses totaled $13,116,000 in 2006 compared to $11,027,000 in 2005, which was increased from $8,506,000 in 2004. Other expenses in 2006 include professional services of $2,065,000, an increase from the prior years when professional services were $1,418,000 for 2005 and $1,169,000 in 2004; the increases primarily relate to increased audit and accounting fees due to the more extensive regulatory requirements applicable to larger companies. Data processing fees increased in 2006 to $1,369,000 compared to $1,118,000 in 2005 and $933,000 in 2004. Equipment expense increased to $1,356,000 during 2006 from $1,060,000 during 2005 and $857,000 for 2004. Telephone and postage expense increased to $863,000 during 2006 from $669,000 during 2005 and $542,000 for 2004. Customer courier service expense remained stable during 2006 at $768,000 compared to $771,000 during 2005 and increased from $587,000 for 2004. The increases in data processing fees, equipment expense, telephone and postage, and customer courier service expense relate primarily to the growth of the bank. Directors fees increased due to increased corporate regulations and were $303,000 in 2006, $223,000 in 2005, and $162,000 in 2004. Most of the remaining categories of other expense, other than directors fees, generally remained stable (with the exception of the special reserve in 2005 noted below), which rose to $5,881,000 in 2006 from $5,276,000 in 2005 and $3,773,000 in 2004 principally due to higher costs of services provided to customers.

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

Taxes

The combined effects of the activity described above resulted in Income Before Taxes of $66,428,000 in 2006, up from $46,120,000 in 2005, and $18,976,000 in 2004. In 2006, the Company recorded tax provisions of $28,092,000. The Company recorded tax provisions of $19,595,000 and $7,892,000 during 2005 and 2004, respectively. As a result, the Company generated net income of $38,336,000 in 2006, compared to $26,525,000 in 2005, and versus net income of $11,084,000 in 2004.

Contractual Obligations

The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 6, 7, 8, 12 and 14 of the Notes to Consolidated Financial Statements.

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$1,394,424	$0	$0	$0	$1,394,424
Time Deposits(2)	$231,497	$7,841	$129	$0	$239,467
Federal Home Loan Bank advances(3)	$190,179	$0	$0	$0	$190,179
Subordinated debentures(4)	$6,729	$13,458	$13,458	$254,275	$287,919
Note Payable(4)	$166	$116	$0	$0	$282
Operating leases	$2,669	$5,248	$4,931	$3,164	$16,012

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

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion on these commitments is included in Note 7 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$658,393	$0	$0	$0	$658,393
Standby letters of credit	$11,161	$0	$0	$0	$11,161

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company’s historical experience.

Liquidity, Sources of Funds, and Capital Resources

Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $198,459,000 and $72,118,000 (or 12.2% and 5.1% of total deposits) at December 31, 2006 and 2005, respectively. In addition, at December 31, 2006, some $4.8 million of the Bank’s total loans consisted of government guaranteed loans which represent a source of liquidity due to the active secondary markets which exist for these assets. The Company did not sell loan participation interests during 2006 or 2005. Participations of loans originated by the Bank represent an additional source of liquidity for the bank. The ratio of net loans (including government guaranteed loans) to deposits was 111.0% and 118.9% at the end of 2006 and 2005, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $190,000,000 at the end of 2006 and were secured by loans available as collateral at the FHLB. As of December 31, 2006, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $422,634,000.

The Bank has available lines of credit totaling $19,000,000 from certain financial institutions.

The Bank’s established TAS, a division that provides administrative services to self-directed retirement plans. Deposits held for TAS clients by the Bank represent approximately 9% and 10% of the Bank’s total deposits as of December 31, 2006 and 2005.

The Company continues to maintain a strong and prudent capital position. Total shareholders’ equity was $147,010,000 and $106,034,000 as of December 31, 2006 and 2005, respectively. The Company’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-06	12-31-05
Leverage Ratio (Tier I Capital to Average Assets):
First Regional Bancorp	9.56%	8.40%
First Regional Bank	11.81%	9.57%
Regulatory requirement	4.00%	4.00%

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

In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-06	12-31-05
Tier I Capital to Risk-Weighted Assets:
First Regional Bancorp	9.23%	7.75%
First Regional Bank	11.03%	8.84%
Regulatory requirement	4.00%	4.00%
Total Capital to Risk-Weighted Assets:
First Regional Bancorp	12.17%	10.09%
First Regional Bank	12.04%	9.83%
Regulatory requirement	8.00%	8.00%

The Company meets all applicable capital standards at December 31, 2006 and believes that it will continue to meet all applicable capital standards.

During 1998, the Company established an Employee Stock Ownership Plan consisting of 450,000 shares of First Regional common stock acquired in market transactions or directly from First Regional Bancorp at an average price of $3.16 per share. This Plan helps build the capital base of First Regional Bank and provides its employees with a powerful incentive to achieve further improvements in First Regional’s operating performance.

During 2004, the Company repurchased 30,000 shares of its outstanding common stock at a total cost of $280,000. During 2005 and 2006, the Company did not repurchase any shares of its outstanding common stock.

In 2001, 2002, 2004, 2005 and 2006 the Company issued $5,000,000, $7,500,000, $27,500,000, $20,000,000, $30,000,000 and $5,000,000 respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated deferrable debentures. The Company then invested most of the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank’s future growth.

The Company completed a private placement during the first quarter of 2004 and issued 1,749,000 shares of common stock and thereby increased equity by $16,395,000.

On October 30, 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bore interest at a rate of 6 percent per annum and were convertible at any time at the option of the holders of the securities. The debentures were callable at par prior to 2007 only if the average closing price of the Company’s common stock equaled or exceeded $12.83 for 30 consecutive trading days, which occurred during November 2004.

During November 2004, the Company notified the holder’s of the convertible subordinated debentures of First Regional’s exercise of its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount plus accrued interest. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $9.17 per share. During December 2004, First Regional Bancorp announced that 100% of its convertible subordinated debentures due 2023 had been converted into shares of First Regional common stock. Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was made. The conversion shares were issued at a conversion price of $9.17, resulting in the issuance of 1,635,000 new First Regional Bancorp common shares. Cash was paid in lieu of the issuance of any fractional common shares.

The Company contributed the majority of the net proceeds of the above described capital transactions to First Regional Bank to support its continued growth. The remaining proceeds were and will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 154—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction, unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Statement of Financial Accounting Standards No. 123R—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). This Statement supersedes APB Opinion No. 25, and its related implementation guidance, is a revision of SFAS No. 123, and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value of the award on the grant date. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (e.g. a binomial model) or a closed-end model (e.g. the Black-Scholes model) would be acceptable.

The Company adopted this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in Note 11.

FSP Nos. 115-1 and 124-1—In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and references existing other-than-temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on the Company’s financial condition or results of operations.

SOP No. 94-6-1—In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005, and for loan products that are determined to represent a concentration of credit risk. Disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on the Company’s consolidated financial statements.

FIN 48—In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN” 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption of FIN 48 on January 1, 2007 will have a material impact on the Company’s financial condition, results of operations, or cash flows.

SEC Staff Accounting Bulletin No. 108—In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements, on the current-year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the ”rollover” (current-year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of December 31, 2006, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

			One month	Six months	One year
			but less	but less	but less		Non-interest
	Floating	Less than	than	than	than	Five years	earning or
Category	Rate	one month	six months	one year	five years	or more	bearing	Total
	(In Thousands)
Fed funds sold	103,860	0	0	0	0	0	0	103,860
Interest-bearing deposits in financial institutions	0	0	5,020	0	0	0	0	5,020
Investment securities	0	2,110	1,230	0	0	19,125	0	22,465
Subtotal	103,860	2,110	6,250	0	0	19,125	0	131,345
Loans, net of allowance for losses	1,750,374	1,730	1,034	8,006	44,150	7	0	1,805,301
Total earning assets	1,854,234	3,840	7,284	8,006	44,150	19,132	0	1,936,646
Cash and due from banks	0	0	0	0	0	0	72,134	72,134
Premises and equipment	0	0	0	0	0	0	3,838	3,838
Other real estate owned	0	0	0	0	0	0	0	0
Deferred Income Taxes	0	0	0	0	0	0	14,473	14,473
Federal Home Loan Bank stock	12,385	0	0	0	0	0	0	12,385
Other assets	0	0	7,188	0	0	0	27,972	35,160
Total non-earning assets	12,385	0	7,188	0	0	0	118,417	137,990
Total assets	1,866,619	3,840	14,472	8,006	44,150	19,132	118,417	2,074,636
Federal Home Loan Bank advances	0	190,000	0	0	0	0	0	190,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	190,000	0	0	0	0	0	190,000
Other deposits	60,443	0	0	0	0	0	0	60,443
Money market deposits	865,434	0	0	0	0	0	0	865,434
Time deposits	0	65,669	106,767	53,492	7,407	0	0	233,335
Subordinated Debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	925,877	255,669	199,552	53,492	7,407	0	0	1,441,997
Demand deposits	0	0	0	0	0	0	468,547	468,547
Note Payable	0	262	0	0	0	0	0	262
Other liabilities	0	0	0	0	0	0	16,820	16,820
Shareholders’ equity	0	0	0	0	0	0	147,010	147,010
Total non-interest bearing liabilities and shareholders’ equity	0	262	0	0	0	0	632,377	632,639
Total liabilities and shareholders’ equity	925,877	255,931	199,552	53,492	7,407	0	632,377	2,074,636
GAP	940,742	(252,091)	(185,080)	(45,486)	36,743	19,132	(513,960)	0
Cumulative GAP	940,742	688,651	503,571	458,085	494,828	513,960	0	0

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

The Bank’s investment portfolio continues to include high quality, low risk securities, principally U.S. Treasury and Government Sponsored Enterprise securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status. No gains or losses were recorded on security sales during 2006, 2005 or 2004. As of December 31, 2006 the Bank’s investment portfolio contained gross unrealized losses of $158,000 and gross unrealized gains of $114,000, for a net unrealized loss net of tax benefit of $26,000. As of December 31, 2005 the Bank’s investment portfolio contained gross unrealized losses of $46,000 and no gross unrealized gains, for unrealized losses net of tax benefit of $27,000. As of December 31, 2004 the Bank’s investment portfolio contained no gross unrealized losses or gains. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

Item 8. Financial Statements and Supplementary Data

See “Item 15. Exhibits, Financial Statement Schedules below for financial statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any change in accountants during the two most recent fiscal years or any subsequent interim period. The Company has not had any disagreements with accounts on accounting and financial disclosure issues.

Item 9A. Controls and Procedures

First Regional Bancorp has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during First Regional Bancorps’ most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures—The principal executive officer and principal financial officer of First Regional Bancorp have evaluated the disclosure controls and procedures (as defined in Rules 13a 15(e) or 15d 15(e) under the Exchange Act as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurances to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal control over financial reporting was conducted, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Conpany’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Regional Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2007

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

(b)   Exhibits

See Exhibit Index which is part of this Form 10-K

(Exhibits are listed by numbers corresponding to the Exhibit Table in Item 601 of Regulation S-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REGIONAL BANCORP
Date: March 16, 2007	By:	/s/ JACK A. SWEENEY
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer
Date: March 16, 2007	By:	/s/ THOMAS MCCULLOUGH
Thomas McCullough, Corporate Secretary
Date: March 16, 2007	By:	/s/ ELIZABETH THOMPSON
Elizabeth Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK A. SWEENEY	Director, Chairman of the Board and	March 16, 2007
Jack A. Sweeney	Chief Executive Officer
/s/ LAWRENCE J. SHERMAN	Director, Vice Chairman of the Board	March 16, 2007
Lawrence J. Sherman
/s/ H. ANTHONY GARTSHORE	Director and President	March 16, 2007
H. Anthony Gartshore
/s/ THOMAS MCCULLOUGH	Director, Corporate Secretary	March 16, 2007
Thomas E. McCullough
/s/ GARY HORGAN	Director	March 16, 2007
Gary Horgan
/s/ FRED M. EDWARDS	Director	March 16, 2007
Fred M. Edwards
/s/ RICHARD E. SCHREIBER	Director	March 16, 2007
Richard E. Schreiber

All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

March 16, 2007

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(In thousands, except share data)

	2006	2005
ASSETS
Cash and cash equivalents:
Cash due from banks	$72,134	$67,964
Federal funds sold	103,860
Total cash and cash equivalents	175,994	67,964
Interest-bearing deposits in financial institutions	5,020	3,353
Investment securities available for sale, amortized cost of $22,509 and $4,200 in 2006 and 2005, respectively	22,465	4,154
Federal Home Loan Bank Stock—at cost	12,385	9,870
Loans, Net of allowance for loan losses of $20,624 in 2006 and $17,577 in 2005	1,805,301	1,688,357
Premises and equipment—net	3,838	3,581
Accrued interest receivable and other assets	35,160	23,102
Deferred income taxes	14,473	11,334
TOTAL	$2,074,636	$1,811,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$468,547	$446,098
Interest-bearing:
Time deposits	233,335	183,492
Money market deposits	865,434	735,237
Other	60,443	55,394
Total deposits	1,627,759	1,420,221
Federal Home Loan Bank advances	190,000	210,000
Note payable	262	412
Accrued interest payable and other liabilities	16,820	13,191
Subordinated debentures	92,785	61,857
Total liabilities	1,927,626	1,705,681
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
SHAREHOLDERS’ EQUITY:
Common stock—no par value—authorized, 150,000,000 shares; outstanding, 12,283,000 (2006) and 12,242,000 (2005) shares	52,415	49,918
Unearned ESOP shares; 83,000 (2006) and 131,000 (2005)	(249)	(391)
Total common stock—no par value; outstanding, 12,200,000 (2006) and 12,111,000 (2005) shares	52,166	49,527
Retained earnings	94,870	56,534
Accumulated other comprehensive loss—net of tax	(26)	(27)
Total shareholders’ equity	147,010	106,034
TOTAL	$2,074,636	$1,811,715

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except per-share data)

	2006	2005	2004
INTEREST INCOME:
Interest on loans	$160,678	$105,747	$55,277
Interest on deposits in financial institutions	217	79	37
Interest on federal funds sold	308	174	146
Interest on investment securities	455	186	40
Total interest income	161,658	106,186	55,500
INTEREST EXPENSE:
Interest on deposits	38,819	16,224	5,553
Interest on subordinated debentures	6,259	2,726	1,813
Interest on other borrowings	8,178	3,789	835
Total interest expense	53,256	22,739	8,201
NET INTEREST INCOME	108,402	83,447	47,299
PROVISION FOR LOAN LOSSES	4,328	5,695	4,902
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	104,074	77,752	42,397
OTHER OPERATING INCOME:
Customer service fees	6,998	5,582	4,567
Other—net	1,399	842	722
Total other operating income	8,397	6,424	5,289
OTHER OPERATING EXPENSES:
Salaries and related benefits	30,130	24,426	18,438
Occupancy expenses	2,797	2,603	1,766
Other expenses	13,116	11,027	8,506
Total other operating expenses	46,043	38,056	28,710
INCOME BEFORE PROVISION FOR INCOME TAXES	$66,428	$46,120	$18,976
PROVISION FOR INCOME TAXES	28,092	19,595	7,892
NET INCOME	$38,336	$26,525	$11,084
BASIC EARNINGS PER COMMON SHARE	$3.15	$2.20	$1.10
DILUTED EARNINGS PER COMMON SHARE	$2.95	$2.06	$0.95

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except share data)

				Accumulated
	Common Stock			Other
	Shares		Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Income
BALANCE—January 1, 2004	8,556,000	$15,877	$19,155	$—
Common stock repurchased and retired	(30,000)	(50)	(230)
Earned ESOP shares	48,000	544
Common stock issued in private placement	1,749,000	16,395
Conversion of debentures—net	1,635,000	14,549
Options exercised—including tax benefit	18,000	122
Comprehensive income—net income			11,084		$11,084
BALANCE—December 31, 2004	11,976,000	47,437	30,009	—
Earned ESOP shares	48,000	1,090
Options exercised—including tax benefit	87,000	1,000
Net income			26,525		$26,525
Other comprehensive loss—net change in unrealized loss on securities available for sale, net of tax of $19				(27)	(27)
Comprehensive income					$26,498
BALANCE—December 31, 2005	12,111,000	49,527	56,534	(27)
Earned ESOP shares	48,000	1,445
Options exercised—including tax benefit	41,000	618
Net income			38,336		38,336
Stock compensation costs		576
Other comprehensive income—net change in unrealized gain/loss on securities available for sale, net of tax of $1				1	1
Comprehensive income					$38,337
BALANCE—December 31, 2006	12,200,000	$52,166	$94,870	$(26)

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$38,336	$26,525	$11,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,328	5,695	4,902
Depreciation and amortization	883	794	722
Amortization of investment securities premiums and discounts—net	(58)	(173)	(40)
Stock compensation costs	576
Federal Home Loan Bank stock dividends	(595)	(335)	(133)
Net loss on sale/disposal of premises and equipment	5	13	37
Increase in accrued interest receivable and other assets	(12,058)	(5,823)	(5,795)
Increase in accrued interest payable and other liabilities	2,737	2,167	2,936
Tax benefit from stock options exercised	(385)	734	76
Deferred income tax benefit	(3,139)	(4,275)	(2,589)
Deferred compensation expense	1,276	891	634
Net cash provided by operating activities	31,906	26,213	11,834
INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in financial institutions	(1,667)	(117)	(220)
Net increase in loans	(121,272)	(549,823)	(443,805)
Purchases of investment securities	(20,878)	(17,248)	(12,454)
Proceeds from maturities of investment securities	2,627	16,655	13,500
Purchase of Federal Home Loan Bank stock	(1,920)	(1,231)	(6,071)
Purchases of premises and equipment	(1,145)	(1,317)	(1,984)
Proceeds from sale of premises and equipment		20
Net cash used in investing activities	(144,255)	(553,061)	(451,034)
FINANCING ACTIVITIES:
Net increase in time deposits	49,843	21,988	33,986
Net increase in noninterest-bearing deposits and other interest-bearing deposits	157,695	398,181	302,120
(Decrease) increase in Federal Home Loan Bank advances	(20,000)	33,313	134,687
Issuance of subordinated debt	30,928	20,619	28,351
Decrease in note payable	(150)	(150)	(150)
Stock options exercised	233	266	46
Common stock issued	1,445	1,090	16,939
Tax benefit from stock options exercised	385
Common stock repurchased and retired			(280)
Net cash provided by financing activities	220,379	475,307	515,699
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,030	(51,541)	76,499
CASH AND CASH EQUIVALENTS—Beginning of year	67,964	119,505	43,006
CASH AND CASH EQUIVALENTS—End of year	$175,994	$67,964	$119,505
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$51,842	$23,352	$7,964
Income taxes	$31,082	$24,442	$9,025
NONCASH FINANCING ACTIVITIES:
Decrease in subordinated debentures due to conversion	$—	$—	$(15,000)
Issuance of common stock upon conversion of subordinated debentures—net	$—	$—	$14,549

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

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

The Company also has seven wholly owned subsidiaries that are statutory business trusts. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities (revised 2003)—an interpretation of ARB No. 51, these trusts are not consolidated into the accounts of First Regional Bancorp.

Use of Estimates in the Preparation of the Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks and federal funds sold.

Investment Securities—Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other-than-temporary) is reported as a separate component of shareholders’ equity. Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific identification basis and reported in earnings.

At each reporting date, management assesses whether there are any “other-than-temporary” impairment to investment securities. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss. In assessing impairment, the severity and duration of the loss and the financial wherewithal of the issuers of the securities is considered, as well as the ability and positive intent of the Company to hold the securities until their fair values recover, which may be maturity.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Other real estate owned is recorded at the lower of outstanding loan balance or estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2006 and 2005.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Intangible Assets—From time to time, the Company purchases customer relationships. The gross carrying amount of such intangible assets totaled $330,000 and $680,000 at December 31, 2006 and 2005, and the related accumulated amortization totaled $309,000 and $227,000 at December 31, 2006 and 2005, respectively. Certain lists are amortizable and the Company amortizes the amounts paid using the straight-line method over the projected useful life of the lists, which is estimated to be four years. The total amortization expense on purchased customer lists was $82,000, $83,000, and $82,000 during the years ended December 31, 2006, 2005, and 2004, respectively. Amortization is expected to be $21,000 for 2007.

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

Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction. There were no outstanding federal funds purchased at December 31, 2006 and 2005.

Federal Home Loan Bank Advances—FHLB advances generally mature within 30 days from the transaction date and are reflected at the amount of cash received in connection with the transaction. These advances are secured by loans available as collateral at the FHLB.

Stock Split—All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the three-for-one stock split approved by the Board of Directors on July 20, 2006. All shareholders of record on July 31, 2006, received two additional shares of common stock for each share held by them at that date. In connection with the stock split, the authorized number of shares was increased from 50 million to 150 million, effective August 21, 2006.

Earnings per Common Share—Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options and convertible subordinated debentures. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 10.

Administrative and Custodial Services—Trust Administration Services (“TAS”), a division of the Bank, maintains investments and assets as an administrator for customers. The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation—The Company has two nonqualified employee stock option plans that are more fully described in Note 11 of the notes to the consolidated financial statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment using the modified prospective method. SFAS No. 123R requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005. The modified prospective method requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior-period amounts have not been restated. Commencing with 2006, stock compensation cost is comprised of costs related to share-based awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, which will be recognized as the requisite services are rendered after January 1, 2006 and costs related to all share-based awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. Investments with a net carrying value of $11,521,000 at December 31, 2006, in which the company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments with a net carrying value of $494,000 at December 31, 2006, are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on our income tax returns.

If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

Employee Stock Ownership Plan and Trust—The debt of the Employee Stock Ownership Plan and Trust (“ESOP”) is recorded as debt of the Company, and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

Recent Accounting Pronouncements—In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Temporary Impairment and Its Application to Certain Investments, and references existing other-than-temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction, unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005, and for loan products that are determined to represent a concentration of credit risk. Disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN” 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption of FIN 48 on January 1, 2007 will have a material impact on the Company’s financial condition, results of operations, or cash flows.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements, on the current-year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current-year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

2.                 INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of December 31, 2006 and 2005, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value
U.S. Treasury securities	$248	$—	$—	$248
U.S. government sponsored enterprise debt securities	20,100	114	(107)	20,107
Mutual funds	2,161		(51)	2,110
	$22,509	$114	$(158)	$22,465

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value
U.S. Treasury securities	$249	$—	$—	$249
U.S. government sponsored enterprise debt securities	1,880		(11)	1,869
Mutual funds	2,071		(35)	2,036
	$4,200	$—	$(46)	$4,154

The following table shows the Company’s investment portfolio’s gross unrealized losses and related fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the year ended December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2006
U.S. Government sponsored enterprise debt securities	$9,849	$(80)	$942	$(27)	$10,791	$(107)
Mutual funds			2,110	(51)	2,110	(51)
Total temporarily impaired securities	$9,849	$(80)	$3,052	$(78)	$12,901	$(158)

At December 31, 2005, no securities have been in a continuous unrealized loss position for greater than 12 months. All individual securities that are in an unrealized loss position at December 31, 2006, had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2006.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

2.                 INVESTMENT SECURITIES (Continued)

Debt securities at December 31, 2006, are scheduled to mature as follows (in thousands):

Years Ending December 31	Cost	Fair Value
2007	$1,231	$1,230
2013	2,731	2,698
2018	3,430	3,450
2021	3,482	3,572
2029	5,219	5,157
2031	1,963	1,953
2036	2,292	2,295
	$20,348	$20,355

Actual maturities of U.S. government sponsored enterprise debt securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of U.S. government sponsored enterprise debt securities.

Debt securities carried at $1,231,000 were pledged as of December 31, 2006 and 2005, to secure current or future public deposits and for other purposes required or permitted by law.

3.                 LOANS

The loan portfolio at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006	2005
Real estate loans	$1,226,870	$1,312,944
Commercial loans	223,571	165,224
Real estate construction loans	375,175	222,439
Government guaranteed loans	4,827	7,369
Other loans	3,096	5,881
	1,833,539	1,713,857
Allowance for loan losses	(20,624)	(17,577)
Deferred loan fees—net	(7,614)	(7,923)
Loans—net	$1,805,301	$1,688,357

Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates.

At December 31, 2006 and 2005, loans receivable totaling $613 million and $696 million, respectively, were pledged to secure FHLB advances.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

3.                 LOANS (Continued)

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

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short- and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically, the Bank’s loans are floating rate and have no prepayment penalties.

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At December 31, 2006 and 2005, the Company had $1,026,515,000 and $1,081,523,000 of short- and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or subprime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations, including as much as $202 million, as of December 31, 2006. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004, is as follows (in thousands):

	2006	2005	2004
Balance—beginning of year	$17,577	$11,825	$7,660
Provision for loan losses	4,328	5,695	4,902
Loans charged off	(1,028)	(35)	(515)
Allowance for unfunded loan commitments and lines of credit	(353)	(48)	(335)
Recoveries on loans previously charged off	100	140	113
Balance—end of year	$20,624	$17,577	$11,825

Management believes the allowance for loan losses as of December 31, 2006, is adequate to absorb losses inherent in the loan portfolio. Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At December 31, 2006 and 2005, the recorded investment in impaired loans was $14,000 and $2,268,000, with specific reserves of $3,000 and $419,000, respectively. All loans for which impairment had been recognized had a related specific reserve at December 31, 2006 and 2005.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

3.                 LOANS (Continued)

The average recorded investment in impaired loans during 2006, 2005, and 2004 was $545,000, $2,080,000, and $805,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2006, 2005, or 2004.

Nonaccrual loans totaled $0 and $2,195,000 at December 31, 2006 and 2005, respectively. Loans which were past due by 90 days or more but not on nonaccrual were $14,000 and $17,000 at December 31, 2006 and 2005, respectively. There were no restructured loans as of December 31, 2006 and 2005.

Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying consolidated balance sheets. Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses. At December 31, 2006 and 2005, the allowance for unfunded loan commitments and lines of credits was $876,000 and $523,000, respectively.

In the ordinary course of business, the Bank may grant loans to its directors and executive officers. For the years ended December 31, 2006 and 2005, the following is a summary of such loans:

	2006	2005
Balance—beginning of year	$—	$8,000
Loans granted or renewed	12,000	101,000
Repayments	(12,000)	(109,000)
Balance—end of year	$—	$—

4.                 PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2006 and 2005, consisted of the following (in thousands):

	2006	2005
Furniture, fixtures, and equipment	$5,299	$4,657
Leasehold improvements	2,988	2,618
	8,287	7,275
Accumulated depreciation and amortization	(4,449)	(3,694)
Premises and equipment—net	$3,838	$3,581

Rental expense for premises included in occupancy expenses for 2006, 2005, and 2004 was approximately $2,544,000, $2,397,000, and $1,628,000, respectively. Depreciation expense included in other expenses for 2006, 2005, and 2004 was approximately $883,000, $794,000, and $722,000, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

4.                 PREMISES AND EQUIPMENT (Continued)

The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2006 (in thousands):

Minimum
Rental
Years Ending December 31	Commitments
2007	$2,669
2008	2,672
2009	2,576
2010	2,516
2011	2,415
2012 and thereafter	3,164
Total	$16,012

5.                 INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004, consists of the following (in thousands):

	2006	2005	2004
Current provision:
Federal	$23,855	$17,945	$7,839
State	7,376	5,925	2,642
	31,231	23,870	10,481
Deferred benefit:
Federal	(2,505)	(3,520)	(2,051)
State	(634)	(755)	(538)
	(3,139)	(4,275)	(2,589)
Total	$28,092	$19,595	$7,892

Income tax (liabilities) assets at December 31, 2006 and 2005, consisted of the following (in thousands):

	2006	2005
Income taxes currently (payable) receivable:
Federal	$(795)	$(646)
State	404	53
	$(391)	$(593)

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

5.                 INCOME TAXES (Continued)

The components of the net deferred income tax assets at December 31, 2006 and 2005, are summarized as follows (in thousands):

	2006	2005
Federal
Deferred tax liabilities:
Prepaid expenses	$(247)	$(198)
State taxes	(1,089)	(867)
Depreciation	(295)	(390)
Gross liabilities	(1,631)	(1,455)
Deferred tax assets:
Loan and real estate loss allowances	7,525	6,180
Deferred compensation	2,018	1,571
State franchise tax	2,518	1,994
Intangible assets	146	167
Accrued expenses	125	125
Other	659	274
Gross assets	12,991	10,311
Net deferred tax assets—federal	11,360	8,856
State
Deferred tax liabilities:
Prepaid expenses	(76)	(61)
Depreciation	(49)	(78)
Gross liabilities	(125)	(139)
Deferred tax assets:
Loan and real estate loss allowances	2,331	1,962
Deferred compensation	625	487
Intangible assets	45	51
Other	237	117
Gross assets	3,238	2,617
Net deferred tax assets—state	3,113	2,478
Net deferred tax assets	$14,473	$11,334

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

5.                 INCOME TAXES (Continued)

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004, varied from the federal statutory tax rate for the following reasons (in thousands):

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$23,280	35.0%	$16,170	35.0%	$6,632	35.0%
State franchise taxes—net of federal income tax benefit	4,674	7.0	3,312	7.2	1,371	7.2
Other—net	138	0.2	113	0.2	(111)	(0.6)
Total	$28,092	42.2%	$19,595	42.4%	$7,892	41.6%

6.                 SUBORDINATED DEBENTURES

Convertible Subordinated Debentures—During 2003, the Company sold $15 million aggregate principal amount of convertible subordinated debentures due 2023 in a private placement. The debentures bore interest at a rate of 6% per annum and were convertible into the Company’s common stock at a conversion price of $9.17 per share. The debentures were senior to the Company’s trust securities but were subordinate to the Company’s other existing and future senior indebtedness.

The debentures were convertible at any time at the option of the holders of the securities. The conversion price was subject to adjustment upon the occurrence of specified events. At the initial conversion price, each $1,000 principal amount of debentures was convertible to approximately 109 shares of common stock. The debentures were callable by the Company at par on or after October 30, 2007. Prior to October 30, 2007, the debentures were callable at par only if the average closing price of the Company’s stock equaled or exceeded $12.83 for 30 consecutive trading days. Otherwise, the debentures were not callable prior to October 30, 2006, and were callable at 106% of par between October 30, 2006 and October 30, 2007.

The Company contributed $14,300,000 of the net proceeds to the Bank. All of the net proceeds were treated as Tier II Capital of the Company. All of the $14,300,000 of capital contributed by the Company to the Bank is treated as Tier I Capital of the Bank.

During November 2004, the Company notified holders of the convertible subordinated debentures that it was exercising its right to redeem all outstanding debentures at a redemption price equal to 100% of the principal amount. The debenture holders had the right to exercise their conversion option up until the redemption date at a conversion price of $9.17 per share. During December 2004, all convertible subordinated debentures were converted into shares of First Regional Bancorp common stock, resulting in the issuance of 1,635,000 new First Regional Bancorp common shares. Because all of the debentures were converted prior to the redemption date, no redemption or payment of any redemption price was or will be made. Cash was paid in lieu of the issuance of any fractional common shares.

Junior Subordinated Deferrable Debentures—During 2001, 2002, 2004, 2005, and 2006, the Company established First Regional Statutory Trusts I through VII (collectively, the ”Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

6.                 SUBORDINATED DEBENTURES (Continued)

issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

The Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Simultaneously, the Trusts purchased Junior Subordinated Deferrable Debentures (the ”Debentures”) from the Company. The Company then invested the net proceeds of the sale of the Debentures in the Bank as additional paid-in capital. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Trust Securities, which are not registered with the Securities and Exchange Commission, must be redeemed within 30 years.

Holders of the Trust Securities are entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears of each year at a floating interest rate starting at an annual rate, equal to three-month London InterBank Offered Rate, plus an interest factor. The terms of the Debentures are identical to those of the Trust Securities, except that the Company has the right under certain circumstances to defer payments of interest on the Debentures at any time and from time to time for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Debentures. If and for so long as interest payments on the Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company’s capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Debentures.

The Debentures have a scheduled maturity date of 30 years from commencement, at which time the Company is obligated to redeem them. The Debentures are prepayable prior to their maturity date at the option of the Company on or after five years have elapsed, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures. Upon the repayment of the Debentures on the maturity date, or prepayment of some or all of the Debentures prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

6.                 SUBORDINATED DEBENTURES (Continued)

The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated debt on the accompanying consolidated balance sheets as well as in other assets and was $2,785,000 and $1,857,000 at December 31, 2006 and 2005, respectively. The following table summarizes pertinent information related to the junior subordinated deferrable debentures issued by each Trust (in thousands):

					Rate at
	Issuance	Principal	Rate	Initial	December 31,	Maturity
Issuance Trust	Date	Balance	Type	Rate	2006	Date
First Regional Statutory Trust I	December 2001	$ 5,000	Variable	5.60%	—%	Paid off December 2006
First Regional Statutory Trust II	September 2002	7,500	Variable	5.22	8.77	September 2032
First Regional Statutory Trust III	March 2004	7,500	Variable	3.90	8.15	March 2034
First Regional Statutory Trust IV	December 2004	20,000	Variable	4.45	7.36	December 2034
First Regional Statutory Trust V	September 2005	20,000	Variable	5.49	6.84	September 2035
First Regional Statutory Trust VI	March 2006	30,000	Variable	6.48	6.86	September 2036
First Regional Statutory Trust VII	December 2006	5,000	Variable	7.20	7.20	December 2036

7.                 COMMITMENTS AND CONTINGENCIES

The Company as of December 31, 2006, had the following commitments and contingent liabilities:

Undisbursed loans	$ 658,393,000
Standby letters of credit	11,161,000

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

The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

7.   COMMITMENTS AND CONTINGENCIES (Continued)

Company provides 50% matching up to the first 6% of wages contributed by an employee. Company contributions are used to buy the Company’s common stock on the open market for allocation to the employees’ accounts in the plan. The Company contributed approximately $302,000, $249,000, and $199,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2006, the Bank had federal funds lines and unused lines of credit with other depository institutions of $19,000,000.

The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2006 and 2005, there were $133,272,000 and $134,653,000, respectively, of merchant credit card deposit balances on hand.

Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $45,487,000 and $45,965,000 at December 31, 2006 and 2005, respectively.

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

8.                 FEDERAL HOME LOAN BANK ADVANCES

The Bank enters into short-term borrowing agreements with the Federal Home Loan Bank. The Bank had outstanding balances of $190,000,000 and $210,000,000 under these agreements at December 31, 2006 and 2005, respectively, with weighted-average interest rates of 5.39% and 4.32%, respectively. The average outstanding balance of short-term borrowings for 2006, 2005, and 2004 was $163,992,000, $115,717,000, and $53,714,000, respectively. The weighted-average interest rate during the year was 4.98%, 3.27%, and 1.55% for 2006, 2005, and 2004, respectively. The maximum outstanding at any month-end was $230,000,000 during 2006, $210,000,000 during 2005, and $176,687,000 during 2004. All of the advances outstanding at December 31, 2006, mature in 2007. These advances are secured by loans available as collateral at the FHLB of $613,000,000 and $696,000,000 at December 31, 2006 and 2005, respectively.

9.                 REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

9.   REGULATORY CAPITAL (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, management believes the Bank meets the requirements to be categorized as “well capitalized” under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. At December 31, 2005, the Bank was categorized as “adequately capitalized”. Under the framework, the Bank’s capital levels at December 31, 2005 did not allow the Bank to accept brokered deposits without prior approval from regulators. At December 31, 2006 and 2005, the Bank had no brokered deposits. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

9.                 REGULATORY CAPITAL (Continued)

A table showing the minimum capital ratios required for the Company and the Bank and the Company’s and the Bank’s actual capital ratios and actual capital amounts at December 31, 2006 and 2005, is as follows (in thousands):

					To be well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital (to risk-weighted assets)
Company	$ 258,762	12.2%	$ 170,098	>8.0%	$ 212,623	>10.0%
Bank	255,828	12.0	169,985	8.0	212,482	10.0
Tier I capital (to risk-weighted assets)
Company	196,349	9.2	85,092	4.0	127,637	6.0
Bank	234,328	11.0	84,978	4.0	127,468	6.0
Tier I capital (to average assets)
Company	196,349	9.6	82,154	4.0	102,693	5.0
Bank	234,328	11.8	79,366	4.0	99,207	5.0
As of December 31, 2005:
Total capital (to risk-weighted assets)
Company	184,247	10.1	145,938	>8.0	182,423	>10.0
Bank	179,383	9.8	146,435	8.0	183,044	10.0
Tier I capital (to risk-weighted assets)
Company	141,527	7.8	72,578	4.0	108,867	6.0
Bank	161,283	8.8	73,310	4.0	109,966	6.0
Tier I capital (to average assets)
Company	141,527	8.4	67,394	4.0	84,242	5.0
Bank	161,283	9.6	67,201	4.0	84,002	5.0

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust-preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill.

As a result of a 2005 examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”) of the Bank, the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”). As a result, the Bank took corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. Subsequently, the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. In 2006, the FDIC and DFI conducted another examination which indicated that, while improvement had been achieved, additional corrections were still required. In

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

9.                 REGULATORY CAPITAL (Continued)

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

10.          EARNINGS PER SHARE RECONCILIATION

The calculation of earnings per share for 2006, 2005, and 2004 is presented below.

	December 31, 2006
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS—income available to common shareholders	$ 38,336,000	12,165,000	$ 3.15
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options		843,000	(0.20)
Diluted EPS—income available to common shareholders	$ 38,336,000	13,008,000	$ 2.95

	December 31, 2005
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS—income available to common shareholders	$ 26,525,000	12,057,000	$ 2.20
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options		819,000	(0.14)
Diluted EPS—income available to common shareholders	$ 26,525,000	12,876,000	$ 2.06

	December 31, 2004
		Weighted-
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS—income available to common shareholders	$ 11,084,000	10,029,000	$ 1.10
Effect of dilutive securities:
Incremental shares from assumed exercise of outstanding options		1,095,000	(0.10)
Incremental shares from assumed conversion of convertible subordinated debentures	509,000	1,101,000	(0.05)
Diluted EPS—income available to common shareholders	$ 11,593,000	12,225,000	$ 0.95

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

11.          STOCK COMPENSATION PLAN

In May 2005, the Company adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings. To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank. During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015. The exercise prices of the options granted in 2005 range from $20.50 to $25.00. No other stock options were granted during 2005. No stock options were granted in 2006.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

The Company had options outstanding granted under the plans at December 31, 2006, as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(In thousands)
Outstanding—beginning of year	1,877	$5.93
Granted
Exercised	(41)	5.80
Cancelled
Outstanding—end of year	1,836	$5.93	6.00 years	$51,705
Vested or expected to vest at year-end	1,478	$5.53	5.94 years	$50,372
Exercisable at year-end	1,201	$4.46	5.82 years	$35,591

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $918,000, $1,748,000 and $180,000, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $847,000, $554,000 and $554,000, respectively.

As of December 31, 2006, there was $2,040,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

11.          STOCK COMPENSATION PLAN (Continued)

be recognized over a weighted-average period of 3.15 years. The Company received $233,000, $266,000 and $46,000 cash from the exercise of stock options during 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, stock based compensation expense reduced income before taxes by $576,000 and reduced net income by $334,000. This additional expense reduced both basic and diluted earnings per share by $0.03 for the year ended December 31, 2006. Cash provided by operating activities decreased by $385,000 and cash provided by financing activities increased by an identical amount for 2006 related to excess tax benefits from stock-based arrangements.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R, in prior periods (in thousands except per-share amounts):

	2005	2004
Net income to common shareholders:
As reported	$26,525	$11,084
Pro forma	26,202	10,833
Basic earnings per share:
As reported	$2.20	$1.10
Pro forma	2.17	1.08
Diluted earnings per share:
As reported	$2.06	$0.95
Pro forma	2.03	0.93

The estimated fair value of options granted during May 2005 was $12.25 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.3%, and expected term of 10 years. The estimated fair value of options granted during July 2005 was $15.06 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.6%, and expected term of 10 years.

The expected term (estimated period of time outstanding) of stock options grant was estimated using the historical exercise behavior of employees. The expected volatility was based upon historical volatility for a period equal to the stock option’s expected term. The expected dividend yield is based upon the Company’s prevailing dividend rate at the time of the grant. The risk-free rate is based on the U.S. Treasury strips in effect at the time of the grant equal to the stock options expected term.

12.          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1998, the Company established an ESOP for eligible employees. Employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate. During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 450,000 shares of the Company’s common stock. This loan matured during 2003 and

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

12.          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (Continued)

was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company’s contributions to the ESOP. The loan requires annual principal reductions of $150,000. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, Prime plus 0.5%, with interest of 8.75% at December 31, 2006. The outstanding principal balance of the ESOP loan at December 31, 2006 and 2005, was $262,000 and $412,000, respectively.

Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year’s total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 48,000 shares for each year ended December 31, 2006 and 2005.

Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares pro rata allocated and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2006, 2005, and 2004, was $1,490,000, $1,154,000, and $596,000, respectively.

At December 31, 2006 and 2005, unearned compensation related to the ESOP approximated $249,000 and $391,000, respectively, and is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheets. Based upon the market price of the Company’s stock at December 31, 2006, the unearned shares of the ESOP have a cumulative fair value of $2,833,000.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

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

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and due from banks	$72,134	$72,134	$67,964	$67,964
Federal funds sold	103,860	103,860
Interest-bearing deposits in financial institutions	5,020	5,020	3,353	3,353
Investment securities available for sale	22,465	22,465	4,154	4,154
Federal Home Loan Bank Stock	12,385	12,385	9,870	9,870
Loans	1,805,301	1,831,196	1,688,357	1,711,727
Accrued interest receivable	10,356	10,356	8,087	8,087
Liabilities:
Deposits:
Noninterest-bearing	468,547	468,547	446,098	446,098
Interest-bearing:
Time deposits	233,335	233,877	183,492	183,103
Money market and other deposits	925,877	925,877	790,631	790,631
Subordinated debentures	92,785	93,253	61,857	62,186
Federal Home Loan Bank advances	190,000	190,000	210,000	210,000
Note payable	262	262	412	412
Accrued interest payable	2,266	2,266	1,009	1,009

Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2006 and 2005.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

13.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $14,000 in 2006 and $2,195,000 in 2005 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The fair value of the junior subordinated deferrable debentures is estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.          DEPOSITS AND INTEREST EXPENSE

A summary of interest expense on deposits for the years ended December 31, 2006, 2005, and 2004, is as follows:

	2006	2005	2004
	(in thousands)
Money market savings/NOW account deposits	$29,565	$11,138	$3,360
Time deposits of $100,000 or more	4,449	2,292	945
Time deposits under $100,000	4,528	2,645	1,181
Savings deposits	277	149	67
	$38,819	$16,224	$5,553

The maturities of time deposits as of December 31, 2006, are as follows (in thousands):

2007	$225,928
2008	7,301
2011	106
$233,335

The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2006 and 2005, was approximately $122,823,000 and $90,715,000, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $2,481,000 and $6,413,000 as of December 31, 2006 and 2005, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

14.          DEPOSITS AND INTEREST EXPENSE (Continued)

The Bank’s deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2006, approximately 2,300 accounts, representing 13% of deposit accounts, accounted for $1,265,358,000 of total deposits.

15.          OTHER OPERATING EXPENSES

Included in other operating expenses for the years ended December 31, 2006, 2005, and 2004, are the following items:

	2006	2005	2004
	(in thousands)
Professional services	$2,065	$1,418	$1,169
Data processing fees	1,369	1,118	933
Equipment expense	1,356	1,060	857
General insurance	304	308	277
Stationery and supplies	510	407	368
Customer courier service	768	771	587
Telephone and postage	863	669	542
Other	5,881	5,276	3,773
Total	$13,116	$11,027	$8,506

16.          ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

In January 1999, the Bank established TAS that provides administrative services to self-directed retirement plans. As of December 31, 2006, TAS was the administrator of approximately $1,422,922,000 in retirement assets.

Deposits held for TAS clients by the Bank represent approximately 8.62% of the Bank’s total deposits as of December 31, 2006. The Bank paid interest of $872,000, $527,000, and $306,000 on deposits of TAS clients and received fees of $2,428,000, $2,193,000, and $1,702,000 from TAS clients during 2006, 2005, and 2004, respectively.

The Bank established and commenced operation of the Trust and Investment Division in 2001. The Division is a full service trust department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2006, 2005, and 2004, the total assets under administration were $243,215,000, $264,873,000, and $169,179,000, respectively. Revenues were $1,632,000, $1,379,000, and $936,000, for 2006, 2005, and 2004, respectively. As of December 31, 2006, no Division assets were held on deposit with the Bank.

17.          RELATED-PARTY TRANSACTIONS

As of December 31, 2006 and 2005, deposits from directors, officers, and their affiliates amounted to $1,213,000 and $2,977,000, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

17.          RELATED-PARTY TRANSACTIONS (Continued)

During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company’s executive officers. The policy was fully funded at purchase. The Company and officer’s estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. The insured reimburses the Bank for the cost of this benefit each year.

18.          FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP

BALANCE SHEETS

	2006	2005
	(in thousands)
Assets:
Cash and due from banks	$1,229	$3,734
Investment in common stock of subsidiaries	234,071	160,866
Other assets	4,786	3,393
Total	$240,086	$167,993
Liabilities and shareholders’ equity:
Liabilities:
Subordinated debt	$92,785	$61,857
Other liabilities	292	102
Total liabilities	93,077	61,959
Shareholders’ equity	147,009	106,034
Total	$240,086	$167,993

STATEMENTS OF EARNINGS

	2006	2005	2004
Equity in net earnings of subsidiaries	$45,360	$29,495	$13,338
Interest on subordinated debentures	(6,259)	(2,726)	(1,813)
Stock compensation expense	(576)
Other expense—net	(189)	(244)	(441)
Net earnings	$38,336	$26,525	$11,084

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

18.          FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (Continued)

STATEMENTS OF CASH FLOWS

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,336	$26,525	$11,084
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net earnings of subsidiaries	(45,360)	(29,495)	(13,338)
Other operating activities—net	(1,335)	(1,672)	(642)
Tax benefit from stock options exercised	(385)	734	76
Stock compensation costs	576
Net cash used in operating activities	(8,168)	(3,908)	(2,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Bank			500
Investment in Trusts	(928)	(619)	(851)
Investment in Bank	(26,400)	(16,200)	(39,400)
Net cash used in investing activities	(27,328)	(16,819)	(39,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	1,445	1,090	16,939
Stock options exercised	233	266	46
Tax benefit from stock options exercised	385
Common stock repurchased and retired			(280)
Increase in subordinated debt	30,928	20,619	28,351
Net cash provided by financing activities	32,991	21,975	45,056
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,505)	1,248	2,485
CASH AND CASH EQUIVALENTS—Beginning of year	3,734	2,486	1
CASH AND CASH EQUIVALENTS—End of year	$1,229	$3,734	$2,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Noncash financing activities:
Decrease in subordinated debentures due to conversion			$(15,000)
Issuance of common stock upon conversion of subordinated debentures—net			$14,549

19.          SEGMENT REPORTING

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of December 31, 2006, 2005, and 2004: core banking operations, the administrative services in relation to TAS, and Trust Services. The following describes these three business segments:

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

19.          SEGMENT REPORTING (Continued)

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

Total assets of TAS at December 31, 2006 and 2005, were $842,000 and $920,000, respectively, and total assets of Trust Services at December 31, 2006 and 2005, were $31,000 and $41,000, respectively. The remaining assets reflected on the consolidated balance sheets of the Company are associated with the core banking operations.

A table showing the net income for the core banking operations, administrative services, and the trust services for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2006
Net interest income	$108,402	$—	$—	$108,402
Provision for loan losses	4,328			4,328
Other operating income	4,337	2,428	1,632	8,397
Other operating expenses	43,526	1,485	1,032	46,043
Provision for income taxes	27,444	396	252	28,092
Net income	$37,441	$547	$348	$38,336

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2005
Net interest income	$83,447	$—	$—	$83,447
Provision for loan losses	5,695			5,695
Other operating income	2,852	2,193	1,379	6,424
Other operating expenses	36,490	668	898	38,056
Provision for income taxes	18,752	641	202	19,595
Net income	$25,362	$884	$279	$26,525

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
AS OF DECEMBER 31, 2006 AND 2005, AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 2006

19.          SEGMENT REPORTING (Continued)

	Core Banking	Administrative	Trust	Year Ended
	Operations	Services	Services	December 31, 2004
Net interest income	$47,299	$—	$—	$47,299
Provision for loan losses	4,902			4,902
Other operating income	2,651	1,702	936	5,289
Other operating expenses	27,308	617	785	28,710
Provision for income taxes	7,385	445	62	7,892
Net income	$10,355	$640	$89	$11,084

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

20.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Net interest income	$25,752	$26,901	$27,789	$27,960
Provision for loan losses	2,391	1,500		437
Net income	8,484	9,593	10,039	10,220
Basic earnings per common share	0.70	0.79	0.82	0.84
Diluted earnings per common share	0.66	0.74	0.77	0.78
2005
Net interest income	17,143	19,726	22,316	24,262
Provision for loan losses	1,200	1,500	1,505	1,490
Net income	5,242	6,375	7,004	7,904
Basic earnings per common share	0.44	0.53	0.58	0.65
Diluted earnings per common share	0.41	0.50	0.54	0.61

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Incorporation of First Regional Bancorp, as amended, filed as Exhibits 3.1, 3.2, 3.3 and 3.4 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on August 9, 2006 and incorporated herein by reference

3.2	Amended and Restated Bylaws of First Regional Bancorp, filed as Exhibit 3.5 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on August 9, 2006 and incorporated herein by reference
4.1

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 15, 2036, dated as of December 14, 2006, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference

4.2

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 15, 2036 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007)

4.3

Amended and Restated Declaration of Trust, dated as of December 14, 2006, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference

4.4

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due June 15, 2036, dated as of March 30, 2006, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference

4.5

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due June 15, 2036 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006)

4.6

Amended and Restated Declaration of Trust, dated as of March 30, 2006, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference

4.7

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due September 2035, dated as of September 28, 2005, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

4.8

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due September 2035 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005)

4.9

Amended and Restated Declaration of Trust, dated as of September 28, 2005, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

4.10

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 2034, dated as of December 15, 2004, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.11

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004)

4.12

Amended and Restated Declaration of Trust, dated as of December 15, 2004, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.13

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due March 2034, dated as of March 17, 2004, between First Regional Bancorp, as issuer, and U.S. Bank National Association, as debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004, and incorporated herein by reference

4.14

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due March 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004)

4.15

Amended and Restated Declaration of Trust, dated as of March 17, 2004, by and among U.S. Bank National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.6 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

4.16

Indenture governing First Regional Bancorp’s Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2032, dated as of September 26, 2002, between First Regional Bancorp, as Issuer, and U.S. Bank National Association, as successor debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

4.17

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2032 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003)

4.18

Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.5 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

10.1

Guarantee Agreement, dated as of December 14, 2006, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference

10.2

Guarantee Agreement, dated as of March 30, 2006, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference

10.3

Guarantee Agreement, dated as of September 28, 2005, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference

10.4

Guarantee Agreement, dated as of December 15, 2004, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

10.5

Guarantee Agreement, dated as of March 17, 2004, by and between First Regional Bancorp, as guarantor, and U.S. Bank National Association, as guarantee trustee, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004 and incorporated herein by reference

10.6

Guarantee Agreement, dated as of September 26, 2002, by and between First Regional Bancorp and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 6, 2003, and incorporated herein by reference

10.7	First Regional Bancorp 2005 Stock Option Plan, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on June 2, 2005, and incorporated herein by reference
10.8

Form of Stock Option Agreement under First Regional Bancorp’s 2005 Stock Option Plan filed as Exhibit 10.7 to the Annual Report of First Regional Bancorp filed on March 16, 2006 and incorporated herein by reference

10.9

1999 Stock Option Plan of First Regional Bancorp, included in Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002, and incorporated herein by reference

10.10

Form of Stock Option Agreement under First Regional Bancorp’s 1999 Stock Option Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

10.11	Amendment to First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.10 to the Annual Report of First Regional Bancorp filed on March 16, 2006 and incorporated herein by reference
10.12	First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.7 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

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

10.15

Participation Form under First Regional Bancorp/First Regional Bank 1990 Deferred Compensation Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

10.16	Form of First Regional Bancorp Indemnity Agreement, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
10.17	Form of First Regional Bank Indemnity Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chairman of the Board and Chief Executive Officer
31.2*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32.0*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*                    Filed herewith