Form 10-Q
period 2007-03-31
FIRST REGIONAL BANCORP
filed 2007-05-10
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	12,305,895
Class	Outstanding on May 8, 2007

FIRST REGIONAL BANCORP
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$108,118	$72,134
Federal funds sold	0	103,860
Total cash and cash equivalents	108,118	175,994
Investment securities, available for sale, at fair value (with amortized cost of $25,213 in 2007 and $22,509 in 2006)	25,557	22,465
Interest-bearing deposits in financial institutions	5,020	5,020
Federal Home Loan Bank Stock — at cost	10,947	12,385

Loans, net of allowance for losses of $20,694 in 2007 and $20,624 in 2006	1,823,526	1,805,301
Premises and equipment, net of accumulated depreciation	4,345	3,838
Accrued interest receivable and other assets	49,722	49,633
Total Assets	$2,027,235	$2,074,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$412,788	$468,547
Interest bearing:
Other deposits	53,500	60,443
Money market deposits	890,999	865,434
Time deposits	229,642	233,335
Total deposits	1,586,929	1,627,759

Federal Home Loan Bank advances	170,000	190,000
Note payable	225	262
Accrued interest payable and other liabilities	20,175	16,820
Subordinated debentures	92,785	92,785
Total Liabilities	1,870,114	1,927,626
Commitments and contingencies (Note 4)
Shareholders’ Equity:
Common Stock-no par value; authorized 150,000,000 shares; outstanding 12,306,000 (2007) and 12,283,000 (2006)	53,276	52,415
Unearned ESOP shares; 71,000 (2007) and 83,000 (2006)	(213)	(249)
Total common stock-no par value; outstanding 12,235,000 (2007) and 12,200,000 (2006)	53,063	52,166
Retained earnings	103,858	94,870
Accumulated other comprehensive income (loss), net of tax	200	(26)
Total Shareholders’ Equity	157,121	147,010
Total Liabilities and Shareholders’ Equity	$2,027,235	$2,074,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest on loans	$40,938	$36,507
Interest on investment securities	237	42
Interest on deposits in financial institutions	59	26
Interest on federal funds sold	91	32
Total interest income	41,325	36,607
INTEREST EXPENSE:
Interest on deposits	11,523	7,373
Interest on subordinated debentures	1,683	1,043
Interest on FHLB advances	1,595	2,436
Interest on other borrowings	6	3
Total interest expense	14,807	10,855
Net interest income	26,518	25,752
PROVISION FOR LOAN LOSSES	0	2,391
Net interest income after provision for loan losses	26,518	23,361
OTHER OPERATING INCOME:
Customer service fees	1,495	1,737
Other-net	872	215
Total other operating income	2,367	1,952
OTHER OPERATING EXPENSES:
Salaries and related benefits	9,021	6,796
Occupancy expense	819	622
Equipment expense	373	305
Promotion expense	131	155
Professional service expense	782	752
Customer service expense	542	360
Supply/communication expense	352	379
Other expenses	1,299	1,032
Total other operating expenses	13,319	10,401
Income before provision for income taxes	15,566	14,912
PROVISION FOR INCOME TAXES	6,575	6,428
NET INCOME	$8,991	$8,484
EARNINGS PER SHARE (Note 3)
Basic	$0.74	$0.70
Diluted	$0.69	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES

Net Income	$8,991	$8,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	2,391
Depreciation and amortization	243	205
Amortization of investment securities premiums and discounts — net	42	(13)
Stock compensation costs	144	144
Federal Home Loan Bank stock dividends	(186)	(96)
Gains on sale/disposal of premises and equipment	(108)	0
Net loss on sale of securities	29	0
Increase in accrued interest receivable and other assets	(251)	(3,220)
Increase (decrease) in accrued interest payable and other liabilities	3,355	(2,673)
Tax benefit from stock options exercised	(255)	0
Increase in taxes payable	255	8,231
Net cash provided by operating activities	12,259	13,453

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in financial institutions	0	(22)
Purchases of investment securities	(5,257)	(2,170)
Proceeds from maturities of investment securities	2,482	266
Redemption (purchase) of Federal Home Loan Bank stock	1,624	(3,711)
Net increase in loans	(18,225)	(102,896)
Proceeds from sale of premises and equipment	108	0
Purchases of premises and equipment	(750)	(203)
Net cash used in investing activities	(20,018)	(108,736)

FINANCING ACTIVITIES
Net (decrease)increase in non-interest bearing deposits and other interest bearing deposits	(37,137)	48,164
Net (decrease) increase in time deposits	(3,693)	53
Decrease in note payable	(37)	(37)
(Decrease) increase in Federal Home Loan Bank advances	(20,000)	20,000
Issuance of subordinated debentures	0	30,928
Stock options exercised	124	77
Tax benefit from stock options exercised	255	0
Common stock issued	371	329
Net cash (used by) provided by financing activities	(60,117)	99,514

(Decrease) increase in cash and cash equivalents	(67,876)	4,231

Cash and cash equivalents, beginning of period	175,994	67,964

Cash and cash equivalents, end of period	$108,118	$72,195

Supplemental Disclosures of Cash Flow Information:

Interest paid	$14,883	$10,744
Income taxes paid	$2,200	$600

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2006 annual report on Form 10-K.

NOTE 2: Recent Accounting Pronouncements

FIN 48 - In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.  At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

SEC Staff Accounting Bulletin No. 108 — In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements, on the current-year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current-year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition, results of operations, or cash flows.

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition, results of operations, and cash flows.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons that choose different measurement attributes for similar types of assets and liabilities.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Management is assessing the potential impact on the Company’s financial condition, results of operations, and cash flows.

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

	Three Months Ended March 31, 2007
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$8,991,000	12,216,000	$0.74

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		863,000	(0.05)

Diluted EPS
Income available to common shareholders	$8,991,000	13,079,000	$0.69

	Three Months Ended March 31, 2006
		Weighted
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$8,484,000	12,126,000	$0.70

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		828,000	(0.05)

Diluted EPS
Income available to common shareholders	$8,484,000	12,954,000	$0.65

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $20.50 to $25.00.  No stock options were granted in 2006 or during the first quarter of 2007.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of March 31, 2007 and changes during the 3 month period is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual	Value
	thousands)	Price	Term	(In thousands)

Outstanding—January 1, 2007	1,836	$5.93

Granted
Exercised	(23)	5.44
Cancelled

Outstanding—March 31, 2007	1,813	$5.93	5.76 years	$43,094

Vested or expected to vest at March 31, 2007	1,461	$5.53	5.51 years	$43,396

Exercisable at March 31, 2007	1,225	$4.37	5.70 years	$31,029

The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 was $607,000 and $549,000, respectively. The total fair value of shares vested during the three month periods ended March 31, 2007 and 2006 was $49,000 and $49,000, respectively.

As of March 31, 2007, there was $1,896,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.76 years.  The Company received $124,000 and $77,000 cash from the exercise of stock options during the three month periods ended March 31, 2007 and March 31, 2006, respectively.

For each of the three month periods ended March 31, 2007 and 2006, stock based compensation expense reduced income before taxes by $144,000 and reduced net income by $84,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 31, 2007 and 2006.  Cash provided by operating activities decreased by $255,000 and cash provided by financing activities increased by an identical amount for the first quarter 2007 related to excess tax benefits from stock-based arrangements.

NOTE 4: Commitments and Contingencies

As of March 31, 2007 the Bank had a total of $11,442,000 standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 5: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities.  For the three month periods ended March 31, 2007 and 2006, the Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollars in Thousands)
Net income	$8,991	$8,484
Other comprehensive income (loss)	226	(40)
Total comprehensive income	$9,217	$8,444

NOTE 6: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of March 31, 2007 and 2006:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

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

Trust Administrative Services - The principal business activity of the Bank’s division,   Trust Administrative Services (referred to as “Administrative Services” or “TAS”) is providing administrative services for self-directed retirement plans.   The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing, and other general and administrative expenses.

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

Total assets of TAS at March 31, 2007 and December 31, 2006 were $974,000 and $842,000, respectively, and total assets of Trust Services at March 31, 2007 and December 31, 2006 were $28,000 and $31,000, respectively.  The remaining assets reflected on the consolidated balance sheets of the Company are associated with core banking operations.

A table showing the net income for the core banking operations, administrative services, and trust services for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Month Period Ended March 31, 2007
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$26,518			$26,518
Provision for loan losses	0			0
Other operating income	1,292	$563	$512	2,367
Other operating expenses	12,344	670	305	13,319
Provision (benefit) for income taxes	6,533	(45)	87	6,575
Net income (loss)	$8,933	$(62)	$120	$8,991

	Three Month Period Ended March 31, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$25,752			$25,752
Provision for loan losses	2,391			2,391
Other operating income	850	$682	$420	1,952
Other operating expenses	9,890	265	246	10,401
Provision for income taxes	6,180	175	73	6,428
Net income	$8,141	$242	$101	$8,484

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007 total assets were $2,027,235,000 compared to $2,074,636,000 at December 31, 2006, a decrease of $47,401,000 or 2.3% and the March 31, 2007 asset level represents an increase compared to the $1,925,375,000 that existed on the same date in 2006. The 2007 asset decrease reflects a corresponding decrease in total deposits of $40,830,000 or 2.5%, from $1,627,759,000 at the end of 2006 to $1,586,929,000 at March 31, 2007.  Overall deposits decreased with deposit growth in money market deposits and deposit reductions in noninterest bearing deposits while time deposits and other deposits showed a slight decrease.  There were several changes in the composition of the Bank’s assets during the first quarter of 2007. The Bank’s core loan portfolio grew by $18,225,000 during the three month period, bringing the Bank’s total loans to $1,823,526,000 at March 31, 2007 from the December 31, 2006 total of $1,805,301,000.  The combined effect of the increase in loans and the decrease in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities). Investment securities increased by $3.1 million, while cash and cash equivalents (cash and due from banks and Federal funds sold) decreased by $67.9 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $8,991,000 in the first quarter of 2007, compared to earnings of $8,484,000 in the three months ended March 31, 2006.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2006, in the first three months of 2007 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first three months of 2007.

Total interest income increased by $4,718,000 (13%) for the three months ended March 31, 2007 compared to the same period in 2006 as total average earning assets were higher (5%) in 2007 than in 2006. The majority of the increase in interest income arises from a substantial increase of $4,431,000 (12%) in interest on loans from $36,507,000 for the three months ended March 31, 2006 compared to $40,938,000 for the same period in 2007. Although interest income increased reflecting an increase in the loan portfolio of $34,664,000 (2%) from March 31, 2006 to March 31, 2007, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended March 31, 2007, interest expense on deposits increased by $4,150,000 (56%), to $11,523,000 from the 2006 level of $7,373,000 due to an increase in total deposits of $118,491,000 (8%) from March 31, 2006 to March 31, 2007.  The increases in deposits were primarily in money market deposits and time deposits, while other deposits also showed increases and non-interest bearing demand deposit accounts decreased.  For the three months ended March 31, 2007, interest expense on subordinated debentures increased by $640,000 (61%), to $1,683,000 from the 2006 level of $1,043,000 due to an increase of $30,928,000 in subordinated debentures on March 30, 2006, and also due to an increase in interest rates during the period.  For the three months ended March 31, 2007 interest expense on FHLB advances decreased by $841,000 (35%), to $1,595,000 from the 2006 level of $2,436,000 due to a combination of a decrease of $60,000,000 in FHLB advances at March 31, 2007 compared to March 31, 2006 and an increase in interest rates during the period.  The net result was an increase in net interest income of $766,000 (3%), from $25,752,000 in the first quarter of 2006 to $26,518,000 for the first three months of 2007.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31,
	2007			2006
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income(2)	Rate%	Balance	Income(2)	Rate%
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,831,040	$40,938	9.07%	$1,755,251	$36,507	8.44%

Investment securities	23,550	237	4.08%	8,583	42	1.98%

Interest-bearing deposits in financial institutions	5,004	59	4.78%	3,362	26	3.14%

Federal funds sold	6,765	91	5.46%	3,344	32	3.88%

Total Interest Earning Assets	$1,866,359	$41,325	8.98%	$1,770,540	$36,607	8.39%

	For the Three Month Period Ended March 31,
	2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate%	Balance	Expense	Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:

Other deposits	$55,609	$325	2.37%	$49,545	$109	0.89%

Money market accounts	873,343	8,315	3.86%	743,980	5,515	3.01%

Time deposits	231,273	2,883	5.06%	184,278	1,749	3.85%

Subordinated debentures	92,785	1,683	7.36%	62,201	1,043	6.80%

FHLB advances	118,578	1,595	5.46%	218,267	2,436	4.53%

Other borrowings	407	6	5.98%	81	3	15.02%

Total Interest
Bearing Liabilities	$1,371,995	$14,807	4.38%	$1,258,352	$10,855	3.50%

(1)             This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $21,507,000 in 2007 and $18,710,000 in 2006 and is not net of deferred loan fees, which had an average balance in the first quarter of $7,563,000 in 2007 and $7,976,000 in 2006.

(2)             Includes loan fees in the first quarter of $2,668,000 in 2007 and $2,201,000 in 2006.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month
	Period Ended March 31,
	2007	2006
	(Dollars in Thousands)
Total interest income(1)	$41,325	$36,607

Total interest expense	14,807	10,855

Net interest earnings	$26,518	$25,752

Average interest earning assets	$1,866,359	$1,770,540

Average interest bearing liabilities	$1,371,995	$1,258,352

Net yield on average interest earning assets	5.76%	5.90%

(1)             Includes loan fees in the first quarter of $2,668,000 in 2007 and $2,201,000 in 2006.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease)
	For the Three Month Periods
	Ended March 31,
	2007 over 2006
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)

Loans(2)	$1,620	$2,811	$4,431

Interest-bearing deposits in financial institutions	7	26	33

Investment securities	121	74	195

Federal funds sold	42	17	59

Total interest earning assets	$1,790	$2,928	$4,718

Interest Expense(1)

Other deposits	$15	$201	$216

Money market	1,062	1,738	2,800

Time	509	625	1,134

Subordinated debentures	549	91	640

FHLB advances	(1,527)	686	(841)

Other borrowings	4	(1)	3

Total interest bearing liabilities	$612	$3,340	$3,952

(1)             The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)             Includes loan fees in the first quarter of $2,668,000 in 2007 and $2,201,000 in  2006.

OTHER OPERATING INCOME

Other operating income rose to $2,367,000 in the first quarter of 2007 from $1,952,000 in the three months ended March 31, 2006.  The Bank’s Trust Administrative Services division that provides administrative and custodial services to self-directed retirement plans, had revenue which decreased from $682,000 in first quarter of 2006 to $563,000 in the first quarter of 2007. The decrease in TAS revenues relates to a decrease in the number of customer accounts as a result of a management decision to reduce accounts that it considered high risk.  The Bank’s Trust Services Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $512,000 in first quarter of 2007 and $420,000 in first quarter of 2006.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that decreased to $134,000 for the three months ended March 31, 2007 in contrast with $404,000 in the corresponding period of 2006. The decrease in revenues relates primarily to a reduction of deposit accounts relating to internet “e-wallet” accounts which have reduced activity levels due to changes in applicable regulations.  During the first three months of 2007 gains of $108,000 and no losses on sales of premises and equipment were realized.  In contrast, during the first three months of 2006 no gains or losses on sales of premises and equipment were realized. No gains and $29,000 in losses on securities sales were realized in the first quarter of 2007. In comparison, no gains or losses on securities sales were realized in the first quarter of 2006.

OTHER OPERATING EXPENSES

Overall, other operating expenses increased in the first quarter of 2007 compared to the same period of 2006.  Other operating expenses rose to a total of $13,319,000 for the first quarter of 2007 from $10,401,000 for the three months ended March 31, 2006.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $2,225,000, rising from a total of $6,796,000 for the first quarter of 2006 to $9,021,000 for the same period in 2007.  The increase in this expense category principally reflects the increases in staffing in the main office and the regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  The total of all other operating expenses rose in 2007 compared to the prior year, increasing from $2,983,000 for the first quarter of 2006 to $3,479,000 for the first three months of 2007.

The combined effects of the above-described factors resulted in income before taxes of $15,566,000 for the three months ended March 31, 2007 compared to $14,912,000 for the first quarter of 2006.  In the first quarter, the Company’s provision for taxes increased from $6,428,000 in 2006 to $6,575,000 in 2007.  This brought net income for the first quarter of 2007 to $8,991,000 compared to $8,484,000 for the same period in 2006.

Investment Securities

The amortized cost and estimated fair values of securities available for sale as of March 31, 2007 and December 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2007
U.S. Treasury securities	$245,000	$0	$0	$245,000
U.S. government sponsored enterprise debt securities	24,968,000	417,000	(73,000)	25,312,000

	$25,213,000	$417,000	($73,000)	$25,557,000

December 31, 2006

U.S. Treasury securities	$248,000	$0	$0	$248,000
U.S. government sponsored enterprise debt securities	20,100,000	114,000	(107,000)	20,107,000
Mutual funds	2,161,000	0	(51,000)	2,110,000

	$22,509,000	$114,000	($158,000)	$22,465,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

Loan Portfolio

The loan portfolio consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Dollars in Thousands)
Commercial loans	$240,024	$223,571
Real estate construction loans	426,684	375,175
Real estate loans	1,179,352	1,226,870
Government guaranteed loans	4,093	4,827
Other loans	1,840	3,096

Total loans	1,851,993	1,833,539

Less — Allowances for loan losses	20,694	20,624
— Deferred loan fees	7,773	7,614

Net loans	$1,823,526	$1,805,301

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At March 31, 2007 and December 31, 2006, the Company had $935,431,000 and $1,026,515,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $154 million, as of March 31, 2007.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

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

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies”. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally, groups of non-homogeneous loans, such as construction loans, are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

The second major element in the Company’s methodology for assessing the appropriateness of the allowance consists of management’s considerations of all known relevant internal and external factors that may affect a loan’s collectibility. This includes management’s estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $20,694,000 and $20,624,000 (or 1.12% and 1.12% of gross outstanding loans) at March 31, 2007 and December 31, 2006, respectively.  There was no provision for loan losses during the three month period ended March 31, 2007, compared to $2,391,000 for the same period of 2006. For the three months ended March 31, 2007 and 2006, the Company generated net loan charge-offs of $0 and $941,000, respectively.  The Company had loan recoveries of $79,000 and $0 during the three months ended March 31, 2007 and 2006, respectively.

For the quarter ended March 31, 2007, the Company has identified loans having an aggregate average balance of $26,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended March 31, 2006, the Company had identified loans having an aggregate average balance of $1,674,000 which it concluded were impaired under SFAS No. 114. The total of impaired loans at March 31, 2007 was $63,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2007 totaled $53,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest bearing deposits in financial institutions) stood at 8.7% of total deposits at March 31, 2007.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2006. In addition, at March 31, 2007, some $4.1 million of the Bank’s total loans consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 114.9% and 110.8% as of March 31, 2007 and December 31, 2006, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short- and long-term funding.  Borrowings from the FHLB were $170,000,000 at March 31, 2007 and were secured by loans available as collateral at the FHLB.  As of March 31, 2007, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $414,081,000.

Total shareholders’ equity was $157,121,000 and $147,010,000 as of March 31, 2007 and December 31, 2006, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	3-31-07	12-31-06
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	10.2%	9.6%
Bank	12.1%	11.8%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	3-31-07	12-31-06
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	9.8%	9.2%
Bank	11.2%	11.0%

	3-31-07	12-31-06
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	12.6%	12.2%
Bank	12.2%	12.0%

At March 31, 2007, the Company and the Bank exceeded the minimum risk-based capital ratios and leverage ratio required to be considered “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

As a result of a 2005 examination of the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”), the Bank has identified certain deficiencies and other concerns, principally with respect to the Bank Secrecy Act (“BSA”). As a result, the Bank took corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. Subsequently, the Bank entered into an informal agreement with the FDIC and DFI with respect to such corrective action. In 2006, the FDIC and DFI conducted another examination which indicated that, while improvement had been achieved, additional corrections were still required. In response, the Bank implemented further remedial action, and believes that the corrective action taken to date has substantially addressed the regulatory concerns embodied in the informal agreement. While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC and DFI will not require further action if the Bank fails to maintain full compliance with the terms of the informal agreement.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2007.

BORROWINGS

Junior Subordinated Deferrable Debentures

During 2006, 2005, 2004, 2002 and 2001, the Company established First Regional Statutory Trusts I through VII (collectively, the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

During 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $92,785,000 at March 31, 2007 and at December 31, 2006. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Debentures must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the Debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2007, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)
			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	$0	$0	$0	$0	$0	$0	$0	$0
Interest-bearing deposits in financial institutions	0	0	5,020	0	0	0	0	5,020
Investment securities	0	0	1,241	0	0	24,316	0	25,557
Subtotal	0	0	6,261	0	0	24,316	0	30,577

Loans, net of allowance for losses	1,705,895	339	7,853	2,636	106,803	0	0	1,823,526
Total earning assets	1,705,895	339	14,114	2,636	106,803	24,316	0	1,854,103

Cash and due from banks	0	0	0	0	0	0	108,118	108,118
Premises and equipment	0	0	0	0	0	0	4,345	4,345
Other real estate owned	0	0	0	0	0	0	0	0
Deferred income taxes	0	0	0	0	0	0	14,312	14,312
Federal Home Loan Bank stock	10,947	0	0	0	0	0	0	10,947
Other assets	0	0	7,188	0	0	0	28,222	35,410
Total non-earning assets	10,947	0	7,188	0	0	0	154,997	173,132

Total assets	$1,716,842	$339	$21,302	$2,636	$106,803	$24,316	$154,997	$2,027,235

Federal Home Loan Bank advances	$0	$170,000	$0	$0	$0	$0	$0	$170,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	170,000	0	0	0	0	0	170,000

Other deposits	53,500	0	0	0	0	0	0	53,500
Money market deposits	890,999	0	0	0	0	0	0	890,999
Time deposits	0	59,243	99,357	63,428	7,614	0	0	229,642
Subordinated debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	944,499	229,243	192,142	63,428	7,614	0	0	1,436,926

Demand deposits	0	0	0	0	0	0	412,788	412,788
Note payable	0	225	0	0	0	0	0	225
Other liabilities	0	0	0	0	0	0	20,175	20,175
Shareholders’ equity	0	0	0	0	0	0	157,121	157,121
Total non-interest bearing liabilities and shareholders’ equity	0	225	0	0	0	0	590,084	590,309

Total liabilities and shareholders’ equity	$944,499	$229,468	$192,142	$63,428	$7,614	$0	$590,084	$2,027,235

GAP	$772,343	($229,129)	($170,840)	($60,792)	$99,189	$24,316	($435,087)	$0

Cumulative GAP	$772,343	$543,214	$372,374	$311,582	$410,771	$435,087	$0	$0

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

The Bank’s investment portfolio continues to include high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprise debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains and $29,000 in losses were recorded on securities sales during the first quarter of 2007.  In comparison, no gains or losses on securities sales were realized during the first quarter of 2006.  At March 31, 2007, the Company’s investment portfolio contained $417,000 in gross unrealized gains and $73,000 in gross unrealized losses, a net gain of $344,000 for unrealized net gains of $200,000, net of tax.  By comparison, as of March 31, 2006 the Bank’s investment portfolio contained no gross unrealized gains and gross unrealized losses of $115,000, for unrealized losses net of tax benefit of $67,000.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with the Company’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

FIRST REGIONAL BANCORP

Date: May 10, 2007	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: May 10, 2007	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: May 10, 2007	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act