Form 10-Q
period 2007-06-30
FIRST REGIONAL BANCORP
filed 2007-08-08
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended June 30, 2007

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No     ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	12,310,095
Class	Outstanding on August 7, 2007

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$76,508	$72,134
Federal funds sold	0	103,860
Cash and cash equivalents	76,508	175,994
Investment securities, available for sale, at fair value (with amortized cost of $25,086 in 2007 and $22,509 in 2006)	24,657	22,465
Interest-bearing deposits in financial institutions	7,028	5,020
Federal Home Loan Bank stock – at cost	9,326	12,385
Loans, net of allowance for losses of $21,123 in 2007 and $20,624 in 2006	1,885,288	1,805,301
Premises and equipment, net of accumulated depreciation	5,012	3,838
Accrued interest receivable and other assets	50,479	49,633
Total Assets	$2,058,298	$2,074,636
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest bearing	$416,961	$468,547
Interest bearing:
Money market deposits	938,029	865,434
Time deposits	226,701	233,335
Other deposits	58,049	60,443
Total deposits	1,639,740	1,627,759
Federal Home Loan Bank advances	140,000	190,000
Note payable	187	262
Accrued interest payable and other liabilities	19,736	16,820
Subordinated debentures	92,785	92,785
Total Liabilities	1,892,448	1,927,626
Commitments and contingencies (Note 4)
Shareholders’ Equity:
Common Stock-no par value, authorized 150,000,000 shares; outstanding 12,310,000 (2007) and 12,283,000 (2006)	53,775	52,415
Unearned ESOP shares; 59,000 (2007) and 83,000 (2006)	(178)	(249)
Total common stock-no par value; outstanding 12,251,000 (2007) and 12,200,000 (2006)	53,597	52,166
Retained earnings	112,502	94,870
Accumulated other comprehensive loss, net of tax	(249)	(26)
Total Shareholders’ Equity	165,850	147,010
Total Liabilities and Shareholders’ Equity	$2,058,298	$2,074,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest on loans	$41,814	$39,669	$82,752	$76,176
Interest on investment securities	353	72	590	114
Interest on deposits in financial institutions	69	57	128	83
Interest on federal funds sold	121	43	212	75
Total interest income	42,357	39,841	83,682	76,448

INTEREST EXPENSE:
Interest on deposits	12,355	8,839	23,878	16,212
Interest on subordinated debentures	1,716	1,641	3,399	2,684
Interest on FHLB advances	1,599	2,459	3,194	4,895
Interest on other borrowings	3	1	9	4
Total interest expense	15,673	12,940	30,480	23,795

Net interest income	26,684	26,901	53,202	52,653
PROVISION FOR LOAN LOSSES	300	1,500	300	3,891
Net interest income after provision for loan losses	26,384	25,401	52,902	48,762
OTHER OPERATING INCOME:
Customer service fees	1,609	2,134	3,104	3,870
Other-net	439	364	1,311	580
Total other operating income	2,048	2,498	4,415	4,450

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,627	6,983	17,648	13,779
Occupancy expense	962	682	1,781	1,304
Equipment expense	435	323	808	628
Promotion expense	154	210	285	365
Professional service expense	980	849	1,762	1,601
Customer service expense	536	369	1,078	729
Supply/communication expense	345	344	697	723
Other expenses	1,380	1,294	2,679	2,326
Total other operating expenses	13,419	11,054	26,738	21,455

Income before provision for income taxes	15,013	16,845	30,579	31,757

PROVISION FOR INCOME TAXES	6,369	7,252	12,944	13,680

NET INCOME	$8,644	$9,593	$17,635	$18,077

EARNINGS PER SHARE: (Note 3)
Basic	$0.71	$0.79	$1.44	$1.49
Diluted	$0.66	$0.74	$1.35	$1.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES

Net Income	$17,635	$18,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	3,891
Depreciation and amortization	513	424
Amortization of investment securities premiums and discounts-net	46	(27)
Stock compensation costs	288	288
Federal Home Loan Bank stock dividends	(325)	(248)
Net gains on sale/disposal of premises and equipment	(92)	0
Loss on sale of investment security	29	0
Increase in accrued interest receivable and other assets	(684)	(3,240)
Increase (decrease) in accrued interest payable and other liabilities	2,916	(2,270)
Tax benefit from stock options exercised	(263)	(304)
Increase in taxes payable	263	3,362

Net cash provided by operating activities	20,626	19,953

INVESTING ACTIVITIES
Net increase in interest bearing deposits in financial Institutions	(2,008)	(4,933)
Purchases of investment securities	(6,230)	(6,620)
Proceeds from maturities of investment securities	3,578	1,287
Redemption (purchase) of Federal Home Loan Bank stock, net	3,384	(2,463)
Net increase in loans	(80,287)	(76,465)
Proceeds from sale of premises and equipment	130	0
Purchases of premises and equipment	(1,725)	(664)
Net cash used in investing activities	(83,158)	(89,858)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits, and other interest bearing deposits	18,615	112,474
Net (decrease) increase in time deposits	(6,634)	4,678
Decrease in note payable	(75)	(74)
(Decrease) increase in Federal Home Loan Bank advances	(50,000)	20,000
Issuance of subordinated debentures	0	30,928
Stock options exercised	210	177
Tax benefit from stock options exercised	263	304
Other changes in shareholders’ equity	667	678
Net cash (used by) provided by financing activities	(36,954)	169,165

(Decrease) increase in cash and cash equivalents	(99,486)	99,260

Cash and cash equivalents, beginning of period	175,994	67,964

Cash and cash equivalents, end of period	$76,508	$167,224

Supplemental Disclosures of Cash Flow Information:
Interest paid	$30,564	$23,701
Income taxes paid	$9,300	$13,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

NOTE 2: Recent Accounting Pronouncements

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.  At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

SEC Staff Accounting Bulletin No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements, on the current-year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the ”rollover” (current-year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This   guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition, results of operations, and cash flows.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons for companies that choose different measurement attributes for similar types of assets and liabilities.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Management is assessing the potential impact on the Company’s financial condition, results of operations, and cash flows.

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

	Three Months Ended June 30, 2007
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$8,644,000	12,242,692	$0.71

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		820,518	(0.05)

Diluted EPS
Income available to common shareholders	$8,644,000	13,063,210	$0.66

	Three Months Ended June 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$9,593,000	12,156,933	$0.79

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		836,349	(0.05)

Diluted EPS
Income available to common shareholders	$9,593,000	12,933,282	$0.74

	Six Months Ended June 30, 2007
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$17,635,000	12,228,402	$1.44

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		844,993	(0.09)

Diluted EPS
Income available to common shareholders	$17,635,000	13,073,395	$1.35

	Six Months Ended June 30, 2006
		Weighted
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$18,077,000	12,141,054	$1.49

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		826,830	(0.10)

Diluted EPS
Income available to common shareholders	$11,617,000	12,967,884	$1.39

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $20.50 to $25.00.  No stock options were granted in 2006 or during the first six months of 2007.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of June 30, 2007 and changes during the six month period is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual	Value
	thousands)	Price	Term	(In thousands)

Outstanding—January 1, 2007	1,836	$5.93

Granted
Exercised	(27)	7.80
Cancelled

Outstanding—June 30, 2007	1,809	$5.90	5.51 years	$35,348

Vested or expected to vest at June 30, 2007	1,458	$5.50	5.29 years	$37,103

Exercisable at June 30, 2007	1,240	$4.56	5.45 years	$25,882

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $20,000 and $627,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $176,000 and $725,000, respectively. The total fair value of shares vested during the three and six month periods ended both June 30, 2007 and 2006 was $230,000 and $279,000, respectively.

As of June 30, 2007, there was $1,752,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.62 years.  The Company received $210,000 and $177,000 cash from the exercise of stock options during the six month periods ended June 30, 2007 and 2006, respectively.

For each of the three and six month periods ended June 30, 2007 and 2006, stock based compensation expense reduced income before taxes by $144,000 and $288,000 and reduced net income by $84,000 and $167,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended June 30, 2007 and 2006, and reduced both basic and diluted earnings per share by $0.01 for the six months ended June 30, 2007 and 2006.  Cash provided by operating activities decreased by $263,000 and $304,000 and cash provided by financing activities increased by an identical amount for the first six months of 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock options.

NOTE 4: Commitments and Contingencies

As of June 30, 2007 the Bank had a total of $25,123,000 standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 5: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities.  For the three and six month periods ended June 30, 2007 and 2006, the Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Net income	$8,644	$9,593	$17,635	$18,077
Other comprehensive loss	(449)	(49)	(223)	(89)
Total comprehensive income	$8,195	$9,544	$17,412	$17,988

NOTE 6: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of June 30, 2007 and 2006:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

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

Trust Administrative Services - The principal business activity of the Bank’s division, Trust Administration Services (referred to as “Administrative Services” or “TAS”) is providing administrative services for self-directed retirement plans.  The primary source of revenue for this segment is fee income from self-directed accounts.  The segment’s principal expenses consist of personnel, rent, data processing and other general and administrative expenses.

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

Total assets of TAS at June 30, 2007 and December 31, 2006 were $1,160,000 and $842,000, respectively and total assets of Trust Services at June 30, 2007 and December 31, 2006 were $108,000 and $31,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

A table showing the net income for the core banking operations, administrative services, and trust services for the three and six month periods ended June 30, 2007 and 2006 (in thousands).

	Three Month Period Ended June 30, 2007
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations
Net interest income	$26,684			$26,684
Provision for loan losses	300			300
Other operating income	1,026	$495	$527	2,048
Other operating expenses	12,387	756	276	13,419
Provision (benefit) for income taxes	6,374	(110)	105	6,369

Net income (loss)	$8,649	$(151)	$146	$8,644

	Three Month Period Ended June 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$26,901			$26,901
Provision for loan losses	1,500			1,500
Other operating income	1,475	$615	$408	2,498
Other operating expenses	10,490	297	267	11,054
Provision for income taxes	7,059	134	59	7,252

Net income	$9,327	$184	$82	$9,593

	Six Month Period Ended June 30, 2007
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$53,202			$53,202
Provision for loan losses	300			300
Other operating income	2,318	$1,058	$1,039	4,415
Other operating expenses	24,731	1,426	581	26,738
Provision (benefit) for income taxes	12,907	(155)	192	12,944

Net income (loss)	$17,582	$(213)	$266	$17,635

	Six Month Period Ended June 30, 2006
	Core Banking	Administrative	Trust	Combined
	Operations	Services	Services	Operations

Net interest income	$52,653			$52,653
Provision for loan losses	3,891			3,891
Other operating income	2,325	$1,297	$828	4,450
Other operating expenses	20,380	562	513	21,455
Provision for income taxes	13,239	309	132	13,680

Net income	$17,468	$426	$183	$18,077

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

Note 7: Subsequent Events

On July 30, 2007, First Regional Bancorp approved and adopted a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares, or approximately 8%, of its outstanding common stock over the next twelve months, or until July 30, 2008.

Under the repurchase program, First Regional will purchase shares from time to time in the open market, depending on market price and other considerations. The timing of purchases and the prices to be paid will be at the discretion of management. Any such repurchased shares are expected to be retired.  The repurchase program is intended to be structured to conform with the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1. Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by “Item 1A. Risk Factors” contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

As of June 30, 2007 total assets were $2,058,298,000 compared to $2,074,636,000 at December 31, 2006, a slight decrease of $16,338,000 or 0.8% and the June 30, 2007 asset level represents a $58,354,000 (2.9%) increase over the $1,999,944,000 that existed on the same date in 2006.  Despite the slight decrease in total assets at June 30, 2007 compared to year end, total deposits increased by $11,981,000 or 0.7%, from $1,627,759,000 at the end of 2006 to $1,639,740,000 at June 30, 2007.  While overall deposits increased, the deposit growth was centered in money market deposits, while time deposits, non-interest bearing deposits and other deposits experienced a decrease.  There were several changes in the composition of the Bank’s assets during the first six months of 2007.  The Bank’s core loan portfolio grew significantly by $79,987,000 during the six month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $1,885,288,000 at June 30, 2007 from the December 31, 2006 total of $1,805,301,000.  The combined effect of the increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $2.2 million, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $99.5 million in order to accommodate the changes that took place in the rest of the balance sheet.

The Company earned net income of $8,644,000 in the three months ended June 30, 2007, compared to earnings of $9,593,000 in the second quarter of 2006. The results for the six months ended June 30, 2007 was earnings of $17,635,000 compared to net income of $18,077,000 for the corresponding period of 2006, a decrease of 2.5%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2006, in the first six months of 2007 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first six months of 2007.

Total interest income increased by $2,516,000 (6%) for the second quarter of 2007 compared to the same period in 2006, and increased by $7,234,000 (10%) for the six month period ended June 30, 2007 compared to the prior year as total average earning assets were higher (5%) in 2007 than in 2006.  The majority of the increase in interest income arises from an increase of $2,145,000 (5%) in interest on loans from $39,669,000 for the three months ended June 30, 2006 compared to $41,814,000 for the same period in 2007.  Although interest income increased reflecting an increase in the loan portfolio of $124,357,000 (7%) from June 30, 2006 to June 30, 2007, interest income was also affected by the Federal Reserve’s series of interest rate increases.  For the three months ended June 30, 2007 interest expense on deposits increased by $3,516,000 (40%) to $12,355,000 from the 2006 level of $8,839,000 and for the six months ended June 30, 2007 interest expense on deposits increased by $7,666,000 (47%) to $23,878,000 from the 2006 level of $16,212,000 due to an increase in total deposits of $102,367,000 (7%) from June 30, 2006 to June 30, 2007. The increases in deposits were primarily in money market deposits and time deposits, while other deposits also showed increases and non-interest bearing demand deposit accounts decreased.  For the three months ended June 30, 2007 interest expense on subordinated debentures increased by $75,000 (5%), to $1,716,000 from the 2006 level of $1,641,000 due to an increase in interest rates during the period. For the six months ended June 30, 2007 interest expense on subordinated debentures increased by $715,000 (27%), to $3,399,000 from the 2006 level of $2,684,000 due to the increase of $30,928,000 in subordinated debentures on March 30, 2006, and also due to an increase in interest rates during the period. For the three months ended June 30, 2007 interest expense on FHLB advances decreased by $860,000 (35%), to $1,599,000 from the 2006 level of $2,459,000 due to a decrease of $90,000,000 in FHLB advances at June 30, 2007 compared to June 30, 2006 which is partially offset due to an increase in interest rates during the period. For the six months ended June 30, 2007 interest expense on FHLB advances decreased by $1,701,000 (35%), to $3,194,000 from the 2006 level of $4,895,000 due to the decrease in FHLB advances compared to the prior year and which is partially offset due to an increase in interest rates during the period. The net result was a slight decrease in net interest income of $217,000 (1%), from $26,901,000 in the second quarter of 2006 to $26,684,000 for the second quarter of 2007 and an increase in net interest income of $549,000 (1%), from $52,653,000 for the six months ended June 30, 2006 to $53,202,000 for the first six months of 2007.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended June 30,
	2007			2006
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income (2)	Rate %	Balance	Income(2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,868,461	$41,814	9.0%	$1,806,214	$39,669	8.8%
Interest-bearing deposits in financial institutions	5,733	69	4.8%	6,282	57	3.6%
Investment securities	25,180	353	5.6%	7,480	72	3.9%
Federal funds sold	9,387	121	5.2%	3,620	43	4.8%
Total Interest Earning Assets	$1,908,761	$42,357	8.9%	$1,823,596	$39,841	8.8%

	For Three Month Period Ended June 30,
	2007			2006
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$56,928	$315	2.2%	$49,535	$204	1.7%
Money market accounts	929,216	9,210	4.0%	786,368	6,723	3.4%
Time deposits	225,675	2,830	5.0%	180,556	1,912	4.2%
Subordinated debentures	92,785	1,716	7.4%	92,785	1,641	7.1%
FHLB advances	121,575	1,599	5.3%	197,341	2,459	5.0%
Other borrowings	145	3	8.3%	99	1	4.1%
Total Interest Bearing Liabilities	$1,426,324	$15,673	4.4%	$1,306,684	$12,940	4.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $21,544,000 in 2007 and $20,333,000 in 2006 and is not net of deferred loan fees, which had an average balance in the second quarter of $7,805,000 in 2007 and $8,068,000 in 2006.

(2)                                  Includes loan fees in the second quarter of $2,625,000 in 2007 and $2,582,000 in 2006.

	For Six Month Period Ended June 30,
	2007			2006
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Income (2)	Rate %	Balance	Income(2)	Rate %
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,849,854	$82,752	9.0%	$1,780,873	$76,176	8.6%
Interest-bearing deposits in financial institutions	5,371	128	4.8%	4,830	83	3.5%
Investment securities	24,368	590	4.9%	6,537	114	3.5%
Federal funds sold	8,075	212	5.3%	3,483	75	4.3%
Total Interest Earning Assets	$1,887,668	$83,682	8.9%	$1,795,723	$76,448	8.6%

	For Six Month Period Ended June 30,
	2007			2006
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Expense	Rate %	Balance	Expense	Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$56,272	$640	2.3%	$49,540	$313	1.3%
Money market accounts	901,434	17,525	3.9%	765,291	12,238	3.2%
Time deposits	228,459	5,713	5.0%	182,407	3,661	4.0%
Subordinated debentures	92,785	3,399	7.4%	77,577	2,684	7.0%
FHLB advances	120,085	3,194	5.4%	207,746	4,895	4.8%
Other borrowings	283	9	6.4%	90	4	9.0%
Total Interest Bearing Liabilities	$1,399,318	$30,480	4.4%	$1,282,651	$23,795	3.7%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $21,529,000 in 2007 and $19,526,000 in 2006 and is not net of the deferred loan fees, which had an average balance in the first six months of $7,684,000 in 2007 and $8,022,000 in 2006.

(2)                                  Includes loan fees in the first six months of $5,293,000 in 2007 and $4,783,000 in 2006.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Total interest income (1)	$42,357	$39,841	$83,682	$76,448
Total interest expense	15,673	12,940	30,480	23,795
Net interest earnings	$26,684	$26,901	$53,202	$52,653
Average interest earning assets	$1,908,761	$1,823,596	$1,887,668	$1,795,723
Average interest bearing liabilities	$1,426,324	$1,306,684	$1,399,318	$1,282,651
Net yield on average interest earning assets	5.6%	5.9%	5.7%	5.9%

(1)                                  Includes loan fees in the second quarter of $2,625,000 in 2007 and $2,582,000 in 2006 and first six months of $5,293,000 in 2007 and $4,783,000 in 2006.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease)			Net Increase (Decrease)
	For the Three Month Periods			For the Six Month Periods
	Ended June 30,			Ended June 30,
	2007 over 2006			2007 over 2006
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans (2)	$1,384	$761	$2,145	$3,013	$3,563	$6,576
Interest-bearing deposits in financial institutions	(2)	14	12	10	35	45
Federal funds sold	74	4	78	117	20	137
Investment securities	236	45	281	417	59	476
Total interest earning assets	$1,692	$824	$2,516	$3,557	$3,677	$7,234

Interest Expense (1)
Other deposits	$34	$77	$111	$47	$280	$327
Money market	1,325	1,162	2,487	2,389	2,898	5,287
Subordinated debentures	0	75	75	550	165	715
Time	528	390	918	1,039	1,013	2,052
FHLB advances	(1,005)	145	(860)	(2,449)	748	(1,701)
Other borrowings	1	1	2	6	(1)	5
Total interest bearing liabilities	$883	$1,850	$2,733	$1,582	$5,103	$6,685

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the second quarter of $2,625,000 in 2007 and $2,582,000 in 2006 and first six months of $5,293,000 in 2007 and $4,783,000 in 2006.

OTHER OPERATING INCOME

Other operating income decreased to $2,048,000 in the second quarter of 2007 from $2,498,000 in the three months ended June 30, 2006.  For the first six months of 2007 other operating income also decreased to $4,415,000 from $4,450,000 for the first six months of 2006.  The Bank’s Trust Administration Services division which provides administrative and custodial services to self-directed retirement plans, had revenue which decreased to $495,000 for the second quarter of 2007 and $1,058,000 for the six months ended June 30, 2007 in contrast with $615,000 in the second quarter of 2006 and $1,297,000 in the first six months of 2006.  The decrease in TAS revenues relate to a decrease in the number of customer accounts as a result of a management decision to reduce accounts that are considered high risk.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $1,039,000 in the first six months of 2007 and revenue of $828,000 during the first six months of 2006.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $333,000 for the second quarter of 2007 and $467,000 for the six months ended June 30, 2007 in contrast with $351,000 for the second quarter of 2006 and $755,000 for the six months ended June 30, 2006.  The decrease in revenues relates primarily to a reduction in deposit accounts relating to internet “e-wallet” accounts which have reduced activity levels due to changes in the applicable regulations.  During the first six months of 2007 gains of $108,000 and losses of $16,000 on sales of premises and equipment were realized.  In contrast, during the first six months of 2006 no gains or losses on sales of premises and equipment were realized.  No gains and $29,000 in losses on securities sales were realized in the first six months of 2007.  In comparison, no gains or losses on securities sales were realized in the first six months of 2006.

The Company’s earnings during the second quarter of 2006 included two gains totaling $443,000. This amount included a gain of $268,000 resulting from the redemption by MasterCard Worldwide of a portion of its Class B common stock.  The Company had earlier acquired the stock pursuant to MasterCard Worldwide’s reorganization of its membership interests into classes of common stock.  The amount also included a $175,000 gain recognized by the Bank’s Merchant Services division in connection with the sale of a small portfolio of credit card merchant accounts.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2007 compared to the same period of 2006.  Operating expenses rose to a total of $13,419,000 for the second quarter of 2007 from $11,054,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 operating expenses totaled $26,738,000, an increase from $21,455,000 for the corresponding period in 2006.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $1,644,000, rising from a total of $6,983,000 for the second quarter of 2006 to $8,627,000 for the same period in 2007, and also rose for the six months ended June 30, 2006 to $17,648,000 from $13,779,000 for the same period in 2006.  The increase in this expense category principally reflects increases in staffing in the main and regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  Occupancy expense rose to $962,000 for the three months ended June 30, 2007 from $682,000 in the second quarter of 2006, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2007 compared to the prior year, increasing from $6,372,000 for the first six months of 2006 to $7,309,000 for the same period of 2007.  The second quarter expenses increased from $3,389,000 in 2006 to $3,830,000 for the same period of 2007.

The combined effects of the above-described factors resulted in income before taxes of $15,013,000 for the three months ended June 30, 2007 compared to $16,845,000 for the second quarter of 2006.  For the six months ended June 30, 2007 income before taxes is $30,579,000 compared to $31,757,000 for the first six months of the prior year.  In the second quarter, the Company’s provision for taxes decreased from $7,252,000 in 2006 to

$6,369,000 in 2007.  For the six months ended June 30, 2007 the provisions were $12,944,000 compared to $13,680,000 in 2006.  The effective tax rate for the six month periods ended June 30, 2007 and 2006 are 42.4% and 43.1%, respectively.  This brought net income for the second quarter of 2007 to $8,644,000 compared to $9,593,000 for the same period in 2006.  For the six months ended June 30, net income in 2007 was $17,635,000, while 2006 net income through June 30 was $18,077,000.

INVESTMENT SECURITIES

  The amortized cost and estimated fair values of securities available for sale as of June 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2007
U.S. Treasury securities	$248,000	$0	$0	$248,000
U.S. government sponsored enterprise debt securities	24,838,000	0	(429,000)	24,409,000

	$25,086,000	$0	$(429,000)	$24,657,000

December 31, 2006

U.S. Treasury securities	$248,000	$0	$0	$248,000
U.S. government sponsored enterprise debt securities	20,100,000	114,000	(107,000)	20,107,000
Mutual funds	2,161,000	0	(51,000)	2,110,000

	$22,509,000	$114,000	$(158,000)	$22,465,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)
Commercial loans	$230,984	$223,571
Real estate construction loans	511,641	375,175
Real estate loans	1,166,302	1,226,870
Government guaranteed loans	3,563	4,827
Other loans	2,770	3,096

Total loans	1,915,260	1,833,539
Less – Allowances for loan losses	21,123	20,624
– Deferred loan fees	8,849	7,614

Net loans	$1,885,288	$1,805,301

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At June 30, 2007 and December 31, 2006, the Company had $907,106,000 and $1,026,515,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $154,000,000 as of June 30, 2007.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $21,123,000 and $20,624,000 (or 1.10% and 1.12% of gross outstanding loans) at June 30, 2007 and December 31, 2006, respectively.  There was a $300,000 provision for loan losses during the three month period ended June 30, 2007, compared to $1,500,000 for the same period of 2006. For the three months ended June 30, 2007 and 2006, the Company generated net loan charge-offs of $50,000 and $0, respectively. The Company had loan recoveries of $15,000 and $0 during the three months ended June 30, 2007 and 2006, respectively.

For the quarter ended June 30, 2007, the Company has identified loans having an aggregate average balance of $13,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended June 30, 2006, the Company had identified loans having an aggregate average balance of $64,000 which it concluded were impaired under SFAS No. 114. The total of impaired loans at June 30, 2007 was $13,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at June 30, 2007 totaled $3,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 6.6% of total deposits at June 30, 2007.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2006.  In addition, at June 30, 2007 some $3.6 million of the Bank’s total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 115% and 111% as of June 30, 2007 and December 31, 2006, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $140,000,000 at June 30, 2007 and were secured by loans available as collateral at the FHLB.  As of June 30, 2007, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $355,933,000.

Total shareholders’ equity was $165,850,000 and $147,010,000 as of June 30, 2007 and December 31, 2006, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	6-30-07	12-31-06
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	10.9%	9.6%
Bank	12.4%	11.8%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	6-30-07	12-31-06
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	9.9%	9.2%
Bank	11.2%	11.0%

	6-30-07	12-31-06
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	12.4%	12.2%
Bank	12.2%	12.0%

At June 30, 2007, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended June 30, 2007.

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

During 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the ”Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $92,785,000 at June 30, 2007 and at December 31, 2006. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2007, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

				Six
		Less	One month	months	One year		Non-
		than	but less	but less	but less	Five	interest
	Floating	one	than	than	than	years	earning
Category	Rate	month	six months	one year	five years	or more	or bearing	Total
Fed funds sold	$0	$0	$0	$0	$0	$0	$0	$0
Interest-bearing deposits in financial institutions	0	0	7,028	0	0	0	0	7,028
Investment securities	0	0	1,229	0	0	23,428	0	24,657
Subtotal	0	0	8,257	0	0	23,428	0	31,685

Loans, net of allowance for losses	1,752,510	1,610	6,213	229	121,950	2,776	0	1,885,288
Total earning assets	1,752,510	1,610	14,470	229	121,950	26,204	0	1,916,973

Cash and due from banks	0	0	0	0	0	0	76,508	76,508
Premises and equipment	0	0	0	0	0	0	5,012	5,012
Other real estate owned	0	0	0	0	0	0	0	0
Deferred income taxes	0	0	0	0	0	0	14,635	14,635
Federal Home Loan Bank stock	9,326	0	0	0	0	0	0	9,326
Other assets	0	0	7,188	0	0	0	28,656	35,844
Total non-earning assets	9,326	0	7,188	0	0	0	124,811	141,325

Total assets	$1,761,836	$1,610	$21,658	$229	$121,950	$26,204	$124,811	$2,058,298

Federal Home Loan Bank advances	$0	$140,000	$0	$0	$0	$0	$0	$140,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	140,000	0	0	0	0	0	140,000

Other deposits	58,049	0	0	0	0	0	0	58,049
Money market deposits	938,029	0	0	0	0	0	0	938,029
Time deposits	0	44,295	120,881	53,694	7,831	0	0	226,701
Subordinated debentures	0	0	92,785	0	0	0	0	92,785
Total interest bearing liabilities	996,078	184,295	213,666	53,694	7,831	0	0	1,455,564

Demand deposits	0	0	0	0	0	0	416,961	416,961
Note payable	0	187	0	0	0	0	0	187
Other liabilities	0	0	0	0	0	0	19,736	19,736
Shareholders’ equity	0	0	0	0	0	0	165,850	165,850
Total non-interest bearing liabilities and shareholders’ equity	0	187	0	0	0	0	602,547	602,734

Total liabilities and shareholders’ equity	$996,078	$184,482	$213,666	$53,694	$7,831	$0	$602,547	$2,058,298

GAP	$765,758	$(182,872)	$(192,008)	$(53,465)	$114,119	$26,204	$(477,736)	$0

Cumulative GAP	$765,758	$582,886	$390,878	$337,413	$451,532	$477,736	$0	$0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains and $29,000 in losses were recorded on securities sales in the first six months of 2007.  In comparison, no gains or losses were recorded on securities sales in the first six months of 2006.  As of June 30, 2007 the Bank’s investment portfolio contained no gross unrealized gains and gross unrealized losses of $429,000, for unrealized losses of $249,000 net of tax benefit. By comparison, at December 31, 2006 the Company’s investment portfolio contained $114,000 in gross unrealized gains and $158,000 gross unrealized losses, a net loss of $44,000. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 24, 2007.

Election of Directors

Three Class 1 Directors were elected as follows (Class 1 Directors serve until the 2009 Annual Meeting):

		Votes against
Class 1	Votes for	or withheld	Abstentions
Gary M. Horgan	6,774,493	1,516,468	804,783
Thomas E. McCullough	6,613,472	1,677,489	804,783
Richard E. Schreiber	8,290,961	none	804,783

The term of office of all Class 2 Directors continues until the next annual meeting of shareholders, scheduled for May of 2008.  The Class 2 Directors are Fred M. Edwards, H. Anthony Gartshore, Lawrence J. Sherman, and Jack A. Sweeney.

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

FIRST REGIONAL BANCORP

Date: August 8, 2007	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: August 8, 2007	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 8, 2007	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act