Form 10-Q/A
period 2007-06-30
FIRST REGIONAL BANCORP
filed 2007-08-14
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	12,177,893
Class	Outstanding on August 7, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A has been filed solely for the purpose of correcting the number of shares of the Registrant’s common stock, no par value, outstanding on August 7, 2007, as indicated on the cover page of the Form 10-Q originally filed with the Securities and Exchange Commission on August 8, 2007.  The correct number of shares outstanding on August 7, 2007, or 12,177,893, is set forth on the cover page of this Form 10-Q/A. This number reflects the Registrant’s repurchase of 132,202 shares of its common stock as of August 7, 2007. In addition, since August 7, 2007, the Registrant has repurchased, or committed to repurchase, an additional 84,751 shares of its common stock.

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

FIRST REGIONAL BANCORP

Date: August 14, 2007	/s/ JACK A. SWEENEY
Jack A. Sweeney, Chairman of the Board
and Chief Executive Officer

Date: August 14, 2007	/s/ THOMAS E. MCCULLOUGH
Thomas E. McCullough, Corporate Secretary

Date: August 14, 2007	/s/ ELIZABETH THOMPSON
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act