Form 10-Q
period 2007-09-30
FIRST REGIONAL BANCORP
filed 2007-11-09
CIK 356708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Quarter Ended September 30, 2007

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
Yes  ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,954,004
Class	Outstanding on November 9, 2007

FIRST REGIONAL BANCORP
INDEX

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$59,006	$72,134
Federal funds sold	0	103,860
Cash and cash equivalents	59,006	175,994

Investment securities, available for sale, at fair value	25,041	22,465
(with amortized cost of $24,980 in 2007 and $22,509 in 2006)

Interest-bearing deposits in financial institutions	7,028	5,020

Federal Home Loan Bank stock – at cost	8,930	12,385

Loans, net of allowance for losses of $21,993 in 2007and $20,624 in 2006	1,950,700	1,805,301

Premises and equipment, net of accumulated depreciation	5,536	3,838

Accrued interest receivable and other assets	53,750	49,633

Total Assets	$2,109,991	$2,074,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing	$407,583	$468,547
Interest bearing:
Money market deposits	985,510	865,434
Time deposits	224,994	233,335
Other deposits	53,702	60,443
Total deposits	1,671,789	1,627,759

Federal Home Loan Bank advances	150,000	190,000
Note payable	150	262
Accrued interest payable and other liabilities	19,207	16,820
Subordinated debentures	100,517	92,785
Total Liabilities	1,941,663	1,927,626

Commitments and contingencies (Note 5)

Shareholders' Equity:
Common Stock-no par value, authorized 150,000,000 shares; outstanding 12,027,000 (2007) and 12,283,000 (2006)	52,924	52,415
Unearned ESOP shares; 48,000 (2007) and 83,000 (2006)	(142)	(249)
Total common stock-no par value; outstanding 11,979,000 (2007) and 12,200,000 (2006)	52,782	52,166
Retained earnings	115,511	94,870
Accumulated other comprehensive income (loss), net of tax	35	(26)
Total Shareholders' Equity	168,328	147,010

Total Liabilities and Shareholders' Equity	$2,109,991	$2,074,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest on loans	$43,678	$42,141	$126,430	$118,317
Interest on investment securities	353	170	951	328
Interest on deposits in financial institutions	85	75	213	158
Interest on federal funds sold	120	54	332	129
Total interest income	44,236	42,440	127,926	118,932

INTEREST EXPENSE:
Interest on deposits	13,028	10,756	36,906	26,968
Interest on subordinated debentures	1,727	1,825	5,126	4,509
Interest on FHLB advances	1,677	2,046	4,871	6,941
Interest on other borrowings	2	1	11	5
Total interest expense	16,434	14,628	46,914	38,423

Net interest income	27,802	27,812	81,012	80,509

PROVISION FOR LOAN LOSSES	900	0	1,200	3,891

Net interest income after provision for loan losses	26,902	27,812	79,812	76,618

OTHER OPERATING INCOME:
Customer service fees	1,873	1,581	4,977	5,451
Other-net	470	326	1,773	862
Total other operating income	2,343	1,907	6,750	6,313

OTHER OPERATING EXPENSES:
Salaries and related benefits	9,652	8,116	27,300	21,895
Occupancy expense	903	754	2,684	2,058
Equipment expense	409	369	1,217	997
Promotion expense	183	113	468	478
Professional service expense	1,352	864	3,114	2,465
Customer service expense	559	390	1,637	1,119
Supply/communication expense	402	339	1,099	1,062
Other expenses	1,715	1,155	4,394	3,481
Total other operating expenses	15,175	12,100	41,913	33,555

Income before provision for income taxes	14,070	17,619	44,649	49,376

PROVISION FOR INCOME TAXES	5,997	7,580	18,941	21,260

NET INCOME	$8,073	$10,039	$25,708	$28,116

EARNINGS PER SHARE: (Note 3)
Basic	$0.67	$0.82	$2.11	$2.31
Diluted	$0.62	$0.77	$1.98	$2.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FIRST REGIONAL BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES

Net Income	$25,708	$28,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	3,891
Depreciation and amortization	817	655
Amortization of investment securities premiums and discounts-net	49	(43)
Stock compensation costs	438	432
Tax benefit from stock options exercised	(263)	(385)
Federal Home Loan Bank stock dividends	(458)	(417)
Net gains on sale/disposal of premises and equipment	(92)	0
Loss on sale of investment security	29	0
Increase in accrued interest receivable and other assets	(4,161)	(4,112)
Increase in accrued interest payable and other liabilities	2,387	188
Increase in taxes payable	263	1,800

Net cash provided by operating activities	25,917	30,125

INVESTING ACTIVITIES
Net increase in interest bearing deposits in financial institutions	(2,008)	(1,759)
Purchases of investment securities	(6,476)	(10,389)
Proceeds from maturities/sale of investment securities	3,927	1,571
Redemption (purchase) of Federal Home Loan Bank stock, net	3,913	(2,461)
Net increase in loans	(146,599)	(137,188)
Proceeds from sale of premises and equipment	130	0
Purchases of premises and equipment	(2,553)	(867)
Net cash used in investing activities	(149,666)	(151,093)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits,and other interest bearing deposits	52,371	119,421
Net (decrease) increase in time deposits	(8,341)	33,045
Decrease in note payable	(112)	(112)
(Decrease) increase in Federal Home Loan Bank advances	(40,000)	10,000
Issuance of subordinated debentures	7,732	30,928
Common stock repurchased and retired	(6,301)	0
Stock options exercised	210	233
Tax benefit from stock options exercised	263	385
Other changes in shareholders’ equity	939	1,052
Net cash provided by financing activities	6,761	194,952

(Decrease) increase in cash and cash equivalents	(116,988)	73,984

Cash and cash equivalents, beginning of period	175,994	67,964

Cash and cash equivalents, end of period	$59,006	$141,948

Supplemental Disclosures of Cash Flow Information:
Interest paid	$47,041	$40,805
Income taxes paid	$18,650	$22,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

FIRST REGIONAL BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Certain amounts in the 2006 financial statements have been reclassified to be comparable with the classifications used in the 2007 financial statements.

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's 2006 annual report on Form 10-K.

NOTE 2: Recent Accounting Pronouncements

FIN 48 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.  At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

SEC Staff Accounting Bulletin No. 108— In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements, on the current-year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current-year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This   guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Index

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

	Three Months Ended September 30, 2007
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$8,073,000	12,115,113	$0.67

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		836,138	(0.05)

Diluted EPS
Income available to common shareholders	$8,073,000	12,951,251	$0.62

	Three Months Ended September 30, 2006
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$10,039,000	12,178,163	$0.82

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		847,128	(0.05)

Diluted EPS
Income available to common shareholders	$10,039,000	13,025,291	$0.77

Index

	Nine Months Ended September 30, 2007
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$25,708,000	12,180,854	$2.11

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		788,909	(0.13)

Diluted EPS
Income available to common shareholders	$25,708,000	12,969,763	$1.98

	Nine Months Ended September 30, 2006
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$28,116,000	12,153,387	$2.31

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		835,429	(0.15)

Diluted EPS
Income available to common shareholders	$28,116,000	12,988,816	$2.16

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015.  The exercise prices of the options granted in 2005 range from $20.50 to $25.00.  No stock options were granted in 2006. During August 2007, the Company granted options to buy up to 45,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2017.  The exercise price of the options granted in 2007 is $23.84.

Index

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of September 30, 2007 and changes during the nine month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding—January 1, 2007	1,836	$5.93

Granted	45	23.84
Exercised	(27)	7.80
Cancelled

Outstanding—September 30, 2007	1,854	$6.34	5.13 years	$33,733

Vested or expected to vest at September 30, 2007	1,487	$5.86	5.05 years	$36,482

Exercisable at September 30, 2007	1,243	$4.63	5.09 years	$24,752

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $0 and $627,000, respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $193,000 and $918,000, respectively. The total fair value of shares vested during the three and nine month periods ended both September 30, 2007 and 2006 was $63,000 and $342,000, respectively.

As of September 30, 2007, there was $1,602,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.05 years.  The Company received $210,000 and $233,000 cash from the exercise of stock options during the nine month periods ended September 30, 2007 and 2006, respectively.

For the three and nine month periods ended September 30, 2007, stock based compensation expense reduced income before taxes by $150,000 and $438,000 and reduced net income by $87,000 and $254,000. For each of the three and nine month periods ended September 30 2006, stock based compensation expense reduced income before taxes by $144,000 and $432,000 and reduced net income by $84,000 and $251,000. This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended September 30, 2007 and 2006, and reduced both basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2007 and 2006.  Cash provided by operating activities decreased by $263,000 and $385,000 and cash provided by financing activities increased by an identical amount for the first nine months of 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock options.

NOTE 4: Subordinated Debentures

During September 2007, the Company raised $15,000,000 of capital pursuant to “trust preferred” transactions involving a newly formed, wholly owned, statutory business trust, First Regional Statutory Trust VIII.  Half of this amount, or $7,500,000, represented new capital of First Regional Bancorp.  The other half was used to redeem the entire $7,500,000 outstanding amount of First Regional Statutory Trust II “trust preferred” securities.

Index

Holders of the $15,000,000 of newly issued “Trust VIII” trust preferred securities will be entitled to receive cumulative cash distributions, accumulating from the original date of issuance, and payable quarterly in arrears at a floating annual interest rate starting at 8.35% and thereafter equal to three-month LIBOR plus 3.15%.  The $7,500,000 of “Trust II” trust preferred securities, redeemed on September 26, 2007, had borne interest at the rate of three-month LIBOR plus 3.40%.

NOTE 5: Commitments and Contingencies

As of September 30, 2007 the Bank had a total of $25,741,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 6: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2007 and 2006, the Company’s comprehensive income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Dollars in Thousands)
Net income	$8,073	$10,039	$25,708	$28,116
Other comprehensive income	284	121	61	32

Total comprehensive income	$8,357	$10,160	$25,769	$28,148

NOTE 7: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of September 30, 2007 and 2006:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

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

Index

Total assets of TAS at September 30, 2007 and December 31, 2006 were $1,132,000 and $842,000, respectively and total assets of Trust Services at September 30, 2007 and December 31, 2006 were $102,000 and $31,000, respectively.  The remaining assets reflected on the balance sheets of the Company are associated with the core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three and nine month periods ended September 30, 2007 and 2006 (in thousands)is presented below:

	Three Month Period Ended September 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$27,802			$27,802
Provision for loan losses	900			900
Other operating income	1,073	$726	$544	2,343
Other operating expenses	13,864	1,014	297	15,175
Provision (benefit) for income taxes	6,014	(121)	104	5,997

Net income (loss)	$8,097	$(167)	$143	$8,073

	Three Month Period Ended September 30, 2006
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$27,812			$27,812
Provision for loan losses	0			0
Other operating income	954	$551	$402	1,907
Other operating expenses	11,407	426	267	12,100
Provision for income taxes	7,471	52	57	7,580

Net income	$9,888	$73	$78	$10,039

	Nine Month Period Ended September 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$81,012			$81,012
Provision for loan losses	1,200			1,200
Other operating income	3,383	$1,784	$1,583	6,750
Other operating expenses	38,595	2,440	878	41,913
Provision (benefit) for income taxes	18,921	(276)	296	18,941

Net income (loss)	$25,679	$(380)	$409	$25,708

	Nine Month Period Ended September 30, 2006
	Core Banking Operations	Administrative Services		Trust Services	Combined Operations

Net interest income	$80,509	$			80,509
Provision for loan losses	3,891				3,891
Other operating income	3,235		$1,848	$1,230	6,313
Other operating expenses	31,787		988	780	33,555
Provision for income taxes	20,710		361	189	21,260

Net income	$27,356		$499	$261	$28,116

Index

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

Note 8: Subsequent Events

On October 30, 2007, the Company learned that it would record a pre-tax gain of $2,455,000 from the sale of all of its remaining restricted shares of Mastercard Worldwide Class B common stock.  The sale of the restricted Class B shares was made in connection with Mastercard Worldwide’s 2007-1 Class B Common Stock Voluntary Conversion and Sale Program.  Pursuant to such program, the Company elected to sell all of its remaining restricted Class B common shares.  Such payment will be recorded as a nonrecurring gain for the fourth quarter of 2007 and is expected to have an after-tax effect of increasing the Company’s earnings for the fourth quarter of 2007 by approximately $1.4 million.

Previously, in July 2006, the Company had reported that its earnings during the second quarter of 2006 included a gain of $268,000 resulting from the redemption by MasterCard Worldwide of a portion of its restricted Class B common stock.  First Regional had earlier acquired the restricted Mastercard Worldwide Class B shares pursuant to MasterCard Worldwide’s reorganization of its membership interests into classes of restricted common stock.

Index

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

As of September 30, 2007 total assets were $2,109,991,000 compared to $2,074,636,000 at December 31, 2006, an increase of $35,355,000 or 1.7% and the September 30, 2007 asset level represents a $73,141,000 (3.6%) increase over the $2,036,850,000 that existed on the same date in 2006.  Total deposits increased by $44,030,000 or 2.7%, from $1,627,759,000 at the end of 2006 to $1,671,789,000 at September 30, 2007.  While overall deposits increased, the deposit growth was centered in money market deposits, while time deposits, non-interest bearing deposits and other deposits experienced a decrease.  There were several changes in the composition of the Bank's assets during the first nine months of 2007.  The Bank’s core loan portfolio grew significantly by $145,399,000 during the nine month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $1,950,700,000 at September 30, 2007 from the December 31, 2006 total of $1,805,301,000.  The combined effect of the increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $2,576,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $116,988,000 million in order to accommodate the changes that took place in the rest of the balance sheet.

Index

The Company earned net income of $8,073,000 in the three months ended September 30, 2007, compared to earnings of $10,039,000 in the third quarter of 2006. The results for the nine months ended September 30, 2007 was earnings of $25,708,000 compared to net income of $28,116,000 for the corresponding period of 2006, a decrease of 8.6%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2006, in the first nine months of 2007 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first nine months of 2007.

Total interest income increased by $1,796,000 (4%) for the third quarter of 2007 compared to the same period in 2006, and increased by $8,994,000 (8%) for the nine month period ended September 30, 2007 compared to the prior year as total average earning assets were higher (6%) in 2007 than in 2006.  The majority of the increase in interest income arises from an increase of $1,537,000 (4%) in interest on loans from $42,141,000 for the three months ended September 30, 2006 compared to $43,678,000 for the same period in 2007.  Although interest income increased reflecting an increase in the loan portfolio of $129,046,000 (7%) from September 30, 2006 to September 30, 2007, interest income was also affected by the Federal Reserve’s series of interest rate changes.  For the three months ended September 30, 2007 interest expense on deposits increased by $2,272,000 (21%) to $13,028,000 from the 2006 level of $10,756,000 and for the nine months ended September 30, 2007 interest expense on deposits increased by $9,938,000 (37%) to $36,906,000 from the 2006 level of $26,968,000 due to an increase in total deposits of $99,102,000 (6%) from September 30, 2006 to September 30, 2007. The increases in deposits were primarily in money market deposits, while time deposits and other deposits also showed increases and non-interest bearing demand deposit accounts decreased.  For the three months ended September 30, 2007 interest expense on subordinated debentures decreased by $98,000 (5%), to $1,727,000 from the 2006 level of $1,825,000 due to a decrease in interest rates during the period.  For the nine months ended September 30, 2007 interest expense on subordinated debentures increased by $617,000 (14%), to $5,126,000 from the 2006 level of $4,509,000 due to the increase of $30,928,000 in subordinated debentures on March 30, 2006, and also due to an increase in interest rates during the period. For the three months ended September 30, 2007 interest expense on FHLB advances decreased by $369,000 (18%), to $1,677,000 from the 2006 level of $2,046,000 and for the nine months ended September 30, 2007 interest expense on FHLB advances decreased by $2,070,000 (30%), to $4,871,000 from the 2006 level of $6,941,000.  The decrease in interest on FHLB advances is due to a decrease of $70,000,000 in FHLB advances at September 30, 2007 compared to September 30, 2006 which is partially offset due to fluctuations in interest rates during the period.  The net result was a slight decrease in net interest income of $10,000 (.04%), from $27,812,000 in the third quarter of 2006 to $27,802,000 for the third quarter of 2007 and an increase in net interest income of $503,000 (.6%), from $80,509,000 for the nine months ended September 30, 2006 to $81,012,000 for the first nine months of 2007.

Interest Rates and Interest Differential

The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Three Month Period Ended September 30,
	2007			2006
	Average Balance	Interest Income(2)	Average Yield/Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,935,108	$43,678	9.0%	$1,833,987	$42,141	9.1%

Interest-bearing deposits in financial institutions	7,025	85	4.8%	6,886	75	4.3%

Investment securities	25,047	353	5.6%	12,716	170	5.3%

Federal funds sold	9,282	120	5.1%	4,836	54	4.4%

Total Interest Earning Assets	$1,976,462	$44,236	8.9%	$1,858,425	$42,440	9.1%

Index

	For Three Month Period Ended September 30,
	2007			2006
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$57,132	$350	2.4%	$50,860	$229	1.8%

Money market deposits	970,374	9,841	4.0%	839,873	8,052	3.8%

Time deposits	221,867	2,837	5.1%	204,031	2,475	4.8%

Subordinated debentures	93,205	1,727	7.4%	92,785	1,825	7.8%

FHLB advances	128,967	1,677	5.2%	151,250	2,046	5.4%

Other borrowings	485	2	1.6%	67	1	5.9%

Total Interest Bearing Liabilities	$1,472,030	$16,434	4.4%	$1,338,866	$14,628	4.3%
__________

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $21,968,000 in 2007 and $21,026,000 in 2006 and is not net of deferred loan fees, which had an average balance in the third quarter of $8,545,000 in 2007 and $8,020,000 in 2006.

(2)	Includes loan fees in the third quarter of $2,932,000 in 2007 and $2,526,000 in 2006.

	For Nine Month Period Ended September 30,
	2007			2006
	Average Balance	Interest Income(2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans(1)	$1,878,584	$126,430	9.0%	$1,798,773	$118,317	8.8%

Interest-bearing deposits in financil institutions	5,928	213	4.8%	5,523	158	3.8%

Investment securities	24,598	951	5.2%	8,620	328	5.1%

Federal funds sold	7,714	332	5.8%	3,939	129	4.4%

Total Interest Earning Assets	$1,916,824	$127,926	8.9%	$1,816,855	$118,932	8.8%

Index

	For Nine Month Period Ended September 30,
	2007			2006
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Bearing Liabilities:

Savings deposits	$56,563	$990	2.3%	$49,985	$542	1.4%

Money market deposits	924,666	27,366	4.0%	790,425	20,290	3.4%

Time deposits	226,237	8,550	5.1%	189,694	6,136	4.3%

Subordinated debentures	92,927	5,126	7.4%	82,816	4,509	7.3%

FHLB advances	123,078	4,871	5.3%	188,707	6,941	4.9%

Other borrowings	261	11	5.6%	45	5	14.9%

Total Interest Bearing Liabilities	$1,423,732	$46,914	4.4%	$1,301,672	$38,423	3.9%
_________

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $21,677,000 in 2007 and $20,032,000 in 2006 and is not net of the deferred loan fees, which had an average balance in the first nine months of $7,974,000 in 2007 and $8,022,000 in 2006.

(2)	Includes loan fees in the first nine months of $8,225,000 in 2007 and $7,309,000 in 2006.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Total interest income (1)	$44,236	$42,440	$127,926	$118,932

Total interest expense	16,434	14,628	46,914	38,423

Net interest earnings	$27,802	$27,812	$81,012	$80,509

Average interest earning assets	$1,976,462	$1,858,425	$1,916,824	$1,816,855

Average interest bearing liabilities	$1,472,030	$1,338,866	$1,423,732	$1,301,672

Net yield on average interest earning assets	5.6%	5.9%	5.7%	5.9%
__________

(1)	Includes loan fees in the third quarter of $2,932,000 in 2007 and $2,526,000 in 2006 and first nine months of $8,225,000 in 2007 and $7,309,000 in 2006.

Index

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended September 30, 2007 over 2006			Net Increase (Decrease)For the Nine Month Periods Ended September 30, 2007 over 2006
	Volume	Rate	Net	Volume	Rate	Net
Interest Income(1)	(Dollars in Thousands)

Loans (2)	$2,263	$(726)	$1,537	$5,330	$2,783	$8,113

Interest-bearing deposits in financial institutions	1	9	10	12	43	55

Federal funds sold	56	10	66	153	50	203

Investment securities	173	10	183	618	5	623

Total interest earning assets	$2,493	$(697)	$1,796	$6,113	$2,881	$8,994

Interest Expense (1)

Other deposits	$31	$90	$121	$79	$369	$448

Money market deposits	1,304	485	1,789	3,723	3,353	7,076

Subordinated debentures	8	(106)	(98)	557	60	617

Time deposits	224	138	362	1,288	1,126	2,414

FHLB advances	(292)	(77)	(369)	(2,649)	579	(2,070)

Other borrowings	1	(0)	1	7	(1)	6

Total interest bearing liabilities	$1,276	$530	$1,806	$3,005	$5,486	$8,491
_________

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Includes loan fees in the third quarter of $2,932,000 in 2007 and $2,526,000 in 2006 and in the first nine months of $8,225,000 in 2007 and $7,309,000 in 2006.

Index

OTHER OPERATING INCOME

Other operating income increased to $2,343,000 in the third quarter of 2007 from $1,907,000 in the three months ended September 30, 2006.  For the first nine months of 2007 other operating income also increased to $6,750,000 from $6,313,000 for the first nine months of 2006.  The Bank’s Trust Administration Services division which provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $726,000 for the third quarter of 2007 and decreased to $1,784,000 for the nine months ended September 30, 2007 in contrast with $551,000 in the third quarter of 2006 and $1,848,000 in the first nine months of 2006.  The decrease in TAS revenues for the nine month period relates to a decrease in the number of customer accounts as a result of a management decision to reduce accounts that are considered high risk.  The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $1,583,000 in the first nine months of 2007 and revenue of $1,230,000 during the first nine months of 2006.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $314,000 for the third quarter of 2007 and $781,000 for the nine months ended September 30, 2007 in contrast with $356,000 for the third quarter of 2006 and $1,111,000 for the nine months ended September 30, 2006.  The decrease in revenues relates primarily to a reduction in deposit accounts relating to internet “e-wallet” accounts which have reduced activity levels due to changes in the applicable regulations.  During the first nine months of 2007 gains of $108,000 and losses of $16,000 on sales of premises and equipment were realized.  In contrast, during the first nine months of 2006 no gains or losses on sales of premises and equipment were realized.  No gains and $29,000 in losses on securities sales were realized in the first nine months of 2007.  In comparison, no gains or losses on securities sales were realized in the first nine months of 2006.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first nine months of 2007 compared to the same period of 2006.  Operating expenses rose to a total of $15,175,000 for the third quarter of 2007 from $12,100,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 operating expenses totaled $41,913,000, an increase from $33,555,000 for the corresponding period in 2006.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits increased by $1,536,000, rising from a total of $8,116,000 for the third quarter of 2006 to $9,652,000 for the same period in 2007, and also rose for the nine months ended September 30, 2006 to $27,300,000 from $21,895,000 for the same period in 2006.  The third quarter 2007 expense includes an $800,000 provision to reflect the accrued vacation time of the Company’s employees.  The item was not deemed material in the years past, but with the ongoing growth of our organization, it became appropriate to record it in the financial statements, and future changes in in accrued vacation time will be recognized on an ongoing basis.  The increase in this expense category also reflects increases in staffing in the main and regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  Occupancy expense rose to $903,000 for the three months ended September 30, 2007 from $754,000 in the third quarter of 2006, the increase reflects the rent paid on the various facilities which house the Bank’s regional offices and additional space at the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2007 compared to the prior year, increasing from $9,602,000 for the first nine months of 2006 to $11,929,000 for the same period of 2007.  The third quarter expenses increased from $3,230,000 in 2006 to $4,620,000 for the same period of 2007.  Other expense includes a $300,000 provision for the estimated costs of discontinuing our custodial services program for third-party administrators of retirement accounts, unrelated to the Company’s Trust Administrative Services division.  Changes in the industry and regulatory environment reduced the profitability of this third party administration activity for the Company, and it is not central to our business model.

The combined effects of the above-described factors resulted in income before taxes of $14,070,000 for the three months ended September 30, 2007 compared to $17,619,000 for the third quarter of 2006.  For the nine months ended September 30, 2007 income before taxes is $44,649,000 compared to $49,376,000 for the first nine months of the prior year.  In the third quarter, the Company's provision for taxes decreased from $7,580,000 in 2006 to $5,997,000 in 2007.  For the nine months ended September 30, 2007 the provision was $18,941,000 compared to $21,260,000 in 2006.  The effective tax rate for the nine month periods ended September 30, 2007 and 2006 are 42.4% and 43.1%, respectively.  This brought net income for the third quarter of 2007 to $8,073,000 compared to $10,039,000 for the same period in 2006.  For the nine months ended September 30, net income in 2007 was $25,708,000, while 2006 net income through September 30 was $28,116,000.

Index

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2007
U.S. Treasury securities	$246,000	$0	$0	$246,000
U.S. government sponsored enterprise debt securities	24,734,000	149,000	(88,000)	24,795,000

	$24,980,000	$149,000	$(88,000)	$25,041,000

December 31, 2006

U.S. Treasury securities	$248,000	$0	$0	$248,000
U.S. government sponsored enterprise debt securities	20,100,000	114,000	(107,000)	20,107,000
Mutual funds	2,161,000	0	(51,000)	2,110,000

	$22,509,000	$114,000	$(158,000)	$22,465,000

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Commercial loans	$227,238	$223,571
Real estate construction loans	558,912	375,175
Real estate loans	1,188,387	1,226,870
Government guaranteed loans	3,240	4,827
Other loans	3,318	3,096

Total loans	1,981,095	1,833,539
Less - Allowances for loan losses.	21,993	20,624
- Deferred loan fees	8,402	7,614

Net loans	$1,950,700	$1,805,301

Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates.

Index

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

Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At September 30, 2007 and December 31, 2006, the Company had $940,726,000 and $1,026,515,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $154,000,000 as of September 30, 2007.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

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

Index

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies”. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance. Additionally, groups of non-homogeneous loans, such as construction loans, are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.

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

Reflecting the Company's ongoing analysis of the risks presented by its loan portfolio, the allowance for losses was $21,993,000 and $20,624,000 (or 1.11% and 1.13% of gross outstanding loans) at September 30, 2007 and December 31, 2006, respectively. Provision for loan losses were $900,000 and $1,200,000 during the three and nine month periods ended September 30, 2007, compared to $0 and $3,891,000 for the same periods of 2006. For the three and nine months ended September 30, 2007, the Company generated net loan charge-offs of $0 and $50,000 respectively; by comparison, in the first three and nine months of 2006, the Company generated net loan charge-offs of $87,000 and $1,028,000 respectively. The Company had loan recoveries of $94,000 and $0 during the nine months ended September 30, 2007 and 2006, respectively.

For the quarter ended September 30, 2007, the Company has identified loans having an aggregate average balance of $13,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended September 30, 2006, the Company had identified loans having an aggregate average balance of $52,000 which it concluded were impaired under SFAS No. 114. The total of impaired loans at September 30, 2007 was $12,000.  The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at September 30, 2007 totaled $3,000 for the loans as a group.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company's financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 5.4% of total deposits at September 30, 2007.  This level represents a decrease from the 12.5% liquidity level which existed on December 31, 2006.  In addition, at September 30, 2007 some $3.2 million of the Bank's total loans consisted of government guaranteed loans, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 117% and 111% as of September 30, 2007 and December 31, 2006, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $150,000,000 at September 30, 2007 and were secured by loans available as collateral at the FHLB.  As of September 30, 2007, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $329,177,000.

Index

Total shareholders’ equity was $168,328,000 and $147,010,000 as of September 30, 2007 and December 31, 2006, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	9-30-07	12-31-06
Leverage Ratio (Tier I Capital to Average Assets):
Regulatory requirement	4.0%	4.0%
Company	10.8%	9.6%
Bank	11.6%	11.8%

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

In addition, bank regulators have issued risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	9-30-07	12-31-06
Tier I Capital to Risk-weighted Assets:
Regulatory requirement	4.0%	4.0%
Company	9.8%	9.2%
Bank	10.5%	11.0%

	9-30-07	12-31-06
Total Capital to Risk-weighted Assets:
Regulatory requirement	8.0%	8.0%
Company	12.5%	12.2%
Bank	11.5%	12.0%

At September 30, 2007, the Company and the Bank exceeded the minimum risk-based capital ratio and leverage ratio required to be “well capitalized”.  The Company and the Bank believe that they will continue to meet all applicable capital standards.

On July 30, 2007, the Company adopted a share repurchase program authorizing the Company to repurchase in the open market up to 1,000,000 shares, or approximately 8%, of its outstanding common stock over the next twelve months.  During the third quarter of 2007, the Company repurchased approximately 283,000 shares of its outstanding common stock at a total cost of $6,301,000.

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

Index

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended September 30, 2007.

BORROWINGS

Junior Subordinated Deferrable Debentures

During 2007, 2006, 2005, 2004, 2002 and 2001, the Company established First Regional Statutory Trusts I through VIII (collectively, the “Trusts”), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at September 30, 2007 and $92,785,000 at December 31, 2006. The Company invested a substantial majority of the net proceeds from the sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. In addition, net proceeds from the issuance of Trust VIII Trust Securities have been, and may continue to be, used to fund the repurchase of shares pursuant to the Company’s previously announced share repurchase program, or for general corporate purposes and to support the future growth of the Company. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of September 30, 2007, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Index

(In Thousands)

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
Federal funds sold	$0	$0	$0	$0	$0	$0	$0	$0
Interest-bearing deposits in financial institutions	0	0	7,028	0	0	0	0	7,028
Investment securities	0	0	1,240	0	0	23,801	0	25,041
Subtotal	0	0	8,268	0	0	23,801	0	32,069

Loans, net of allowance for losses	1,850,365	407	211	3,168	93,780	2,769	0	1,950,700
Total earning assets	1,850,365	407	8,479	3,168	93,780	26,570	0	1,982,769

Cash and due from banks	0	0	0	0	0	0	59,006	59,006
Premises and equipment	0	0	0	0	0	0	5,536	5,536
Other real estate owned	0	0	0	0	0	0	0	0
Deferred income taxes	0	0	0	0	0	0	14,429	14,429
Federal Home Loan Bank stock	8,930	0	0	0	0	0	0	8,930
Other assets	0	0	7,188	0	0	0	32,133	39,321
Total non-earning assets	8,930	0	7,188	0	0	0	111,104	127,222

Total assets	$1,859,295	$407	$15,667	$3,168	$93,780	$26,570	$111,104	$2,109,991

Federal Home Loan Bank advances	$0	$150,000	$0	$0	$0	$0	$0	$150,000
Repurchase agreements	0	0	0	0	0	0	0	0
Subtotal	0	150,000	0	0	0	0	0	150,000

Other deposits	53,702	0	0	0	0	0	0	53,702
Money market deposits	985,510	0	0	0	0	0	0	985,510
Time deposits	0	45,184	126,836	48,662	4,312	0	0	224,994
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	1,039,212	195,184	227,353	48,662	4,312	0	0	1,514,723

Demand deposits	0	0	0	0	0	0	407,583	407,583
Note payable	0	150	0	0	0	0	0	150
Other liabilities	0	0	0	0	0	0	19,207	19,207
Shareholders' equity	0	0	0	0	0	0	168,328	168,328
Total non-interest bearing liabilities and shareholders' equity	0	150	0	0	0	0	595,118	595,268

Total liabilities and shareholders' equity	$1,039,212	$195,334	$227,353	$48,662	$4,312	$0	$595,118	$2,109,991

GAP	$820,083	$(194,927)	$(211,686)	$(45,494)	$89,468	$26,570	$(484,014)	$0

Cumulative GAP	$820,083	$625,156	$413,470	$367,976	$457,444	$484,014	$0	$0

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

The Bank's investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains and $29,000 in losses were recorded on securities sales in the first nine months of 2007.  In comparison, no gains or losses were recorded on securities sales in the first nine months of 2006.  As of September 30, 2007 the Bank’s investment portfolio contained  gross unrealized gains of $149,000 and gross unrealized losses of $88,000, for net unrealized gains of $35,000 net of tax. By comparison, at December 31, 2006 the Company's investment portfolio contained $114,000 in gross unrealized gains and $158,000 gross unrealized losses, a net loss of $44,000 before tax benefit. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

Index

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2007, the Company announced that its Board of Directors had approved and adopted a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares, or approximately 8%, of its outstanding common stock through July 30 2008.  The repurchase program authorizes the Company to purchase shares from time to time in the open market, depending on market price and other considerations.  The timing of purchases and the prices to be paid are at the discretion of management.  All repurchased shares are expected to be retired.  The repurchase program is intended to be structured to conform with the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

Repurchases of the Company’s securities during the third quarter of 2007 are as follows:

Month Ended	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
July 31, 2007	—	—	—
August 31, 2007	283,100	22.26	283,100
September 30, 2007	—	—	—
Total	283,100	$22.26	283,100

ITEM 6.  EXHIBITS

The following is a table of exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act

Items 3, 4 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: November 9, 2007	/s/ Jack A. Sweeney
Jack A. Sweeney, Chairman of the Board and Chief Executive Officer

Date: November 9, 2007	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 9, 2007	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Index

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act