Form 10-K
period 2007-12-31
FIRST REGIONAL BANCORP
filed 2008-03-17
CIK 356708

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
Commission File No. 0-10232

FIRST REGIONAL BANCORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3582843 (I.R.S. Employer Identification Number)
1801 Century Park East Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant's telephone number, including area code: (310) 552-1776

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value (Title of class)	Nasdaq Global Market Name of each exchange on which registered

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

        Aggregate market value of Common Stock held by non-affiliates as of June 30, 2007: $236,741,307

        Number of shares of Common Stock outstanding at March 11, 2008: 11,870,727

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2008 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS AND
CROSS REFERENCE SHEET

		Page in 10-K	Incorporated by Reference to:
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	53
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	54	2008 Proxy Statement
Item 11.	Executive Compensation	54	2008 Proxy Statement
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54	2008 Proxy Statement
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54	2008 Proxy Statement
Item 14.	Principal Accountant Fees and Services	54	2008 Proxy Statement
PART IV
Item 15.	Exhibits, Financial Statement Schedules	55
SIGNATURES		56
INDEX TO FINANCIAL STATEMENTS		57
INDEX TO EXHIBITS		96

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

Business of First Regional Bank

        The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood, Downtown Los Angeles, Anaheim, and Westlake Village. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank has a Trust Administrative Services division located in Carlsbad, California that provides administrative services for self directed retirement plans. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically the Bank's loans are floating rate and have no prepayment penalties. Rising interest rates could lead to increased levels of loan prepayments and competitive pressure on contracted interest rates. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company's overall operation and determined that its business consists of three reportable business segments: (1) core bank operations, (2) the administrative services provided by the Bank's division, Trust Administrative Services, and (3) Trust Services. For segment reporting financial information see Note 19 of the Consolidated Financial Statements. The Bank formed Trust Administrative Services during 1999 to provide administrative services for self directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 11, 2008 the Bank had 302 equivalent full-time employees.

Competition

        The banking business in California generally, and in the Los Angeles, Ventura and Orange County areas where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

        Recent legislation and economic developments have favored increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks generally and to the Bank in particular. In order to compete with the other financial institutions in its service area, the Bank relies principally upon personal contacts by its officers, directors, founders, employees and shareholders; local promotional activity including direct mail, advertising in local newspapers and business journals; and specialized services. The Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. In the event that a customer's loan demands exceed the Bank's lending limits, the Bank can arrange for such loans on a participation basis with its correspondent banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the California Department of Financial Institutions, or the DFI.

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

        The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, the Company and the Bank are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI's powers under this statute.

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

        The Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank's retained earnings; (b) net income for the bank's last preceding fiscal year; or (c) net income or the bank's current fiscal year.

        If the DFI determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

        Transactions with Affiliates.    The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of the Bank's capital, in the case of any one affiliate, and is limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

        In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advise under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers' checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

        Capital Adequacy.    Bank holding companies must maintain minimum levels of capital under the FRB's risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The FRB's risk-based capital adequacy guidelines, discussed in more detail below in the section entitled "SUPERVISION AND REGULATION—First Regional Bank—Regulatory Capital Guidelines," assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

        Limitations on Dividend Payments.    California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities.

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

        The SOX's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, "public companies"). In addition to SEC rulemaking to implement the SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

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

        Regulatory Capital Guidelines.    The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2007:

	Adequately Capitalized	Well Capitalized	First Regional Bank	Company (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.67%	12.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.67%	9.89%
Tier 1 leverage capital ratio	4.00%	5.00%	11.67%	10.86%

        As of December 31, 2007 and 2006, management believes the Bank meets the regulatory capital ratio requirements to be categorized as "well capitalized" under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. At December 31, 2007 and 2006, the Bank had no brokered deposits. The ratio requirements to be categorized as "well capitalized," are as set forth in the table above.

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $97.5 million (net of common stock) of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier I capital ratios would remain above the "well-capitalized" level had the modification of the capital regulations been in effect at December 31, 2007. Management expects that the Company's Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by their holding companies, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by their holding companies, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

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

        During July 2005, as a result of an examination by the FDIC and the DFI of First Regional Bank (the Bank), the Bank had identified certain deficiencies and other concerns principally relating to the Bank Secrecy Act (BSA). At the same time, the Bank noted that it had taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. The Bank further noted that it believed that the Bank's corrective action had addressed the majority of such concerns. The Bank later announced that it had entered into an informal agreement with the FDIC and DFI with respect to such corrective action.

        At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC and DFI noted that the Bank had satisfactorily addressed the specific BSA concerns previously identified which were the subject of the informal agreement. However, at the same time, the FDIC focused on a previously unidentified BSA concern relating to the Bank's program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

        As a result, the Bank announced in August 2007 that it intended to resign as custodian from all individual retirement accounts administered by non-bank third parties, expected to be completed during the first quarter of 2008. While, as also previously announced, this will mean the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

        Notwithstanding the fact that the Bank expects all such accounts to be terminated in the near future, the FDIC has requested that the Bank enter into a cease and desist order, principally addressing the Bank's BSA duties in connection with such third party administered retirement accounts. While the Bank has questioned the need for such a cease and desist order, the Bank has concluded that it is advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the issuer does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

        As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank's Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

        Federal Deposit Insurance.    The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, effective January 1, 2007, banks are categorized into one of four new categories. For most institutions, assignment rates will depend upon a combination of CAMELS component ratings, based on supervisory evaluations by their primary federal regulator, and financial ratios. Assessment rates will range from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions and 43 basis points for Risk Category IV institutions.

        Because of the FDIC's favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the "BIF"), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. While we have no expectation of increased premiums, the amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which the Bank is in a position to predict at this time.

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

        The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

        The Treasury Department's regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

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

        The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance."

        The Bank had a CRA rating of "satisfactory" as of its most recent regulatory examination.

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank's primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2007.

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

        Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank's policies and procedures. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

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

        The actions of the Federal Reserve Bank in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

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

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the yearly average balances of the Company's assets, liabilities, and shareholders' equity for each of the past three years:

	For Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Assets
Cash and Due from Banks	$65,992	$81,934	$66,989
Federal Funds Sold	11,772	5,946	6,429
Interest Bearing Deposits in Financial Institutions	6,203	5,397	3,370
Investment Securities	24,683	11,425	7,914
Net Loans	1,886,332	1,781,140	1,358,789
Other Assets	64,921	54,733	36,040

Total Assets	$2,059,903	$1,940,575	$1,479,531

Liabilities & Shareholders' Equity
Deposits:
Demand (non-interest bearing)	$419,981	$482,601	$433,615
Savings and Now Accounts	57,487	51,657	42,200
Money Market Accounts	939,424	813,581	561,657
Time	234,264	198,626	176,722

Total Deposits	1,651,156	1,546,465	1,214,194
FHLB Advances	125,439	163,992	115,717
Other borrowings	210	34	117
Subordinated Debentures	94,840	85,328	46,605
Other Liabilities	24,888	18,906	12,442

Total Liabilities	1,896,533	1,814,725	1,389,075

Shareholders' Equity	163,370	125,850	90,456

Total Liabilities and Shareholders' Equity	$2,059,903	$1,940,575	$1,479,531

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income(2)/Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,916,249	$169,303	8.8%	$1,809,377	$160,678	8.9%	$1,380,743	$105,747	7.7%
Investment Securities	24,683	1,289	5.2%	11,425	545	4.8%	7,914	186	2.4%
Federal Funds Sold	11,772	576	4.9%	5,946	308	5.2%	6,429	174	2.7%
Interest-bearing Deposits in Financial Institutions	6,203	293	4.7%	5,397	217	4.0%	3,370	79	2.3%

Total Interest Earning Assets	$1,958,907	$171,461	8.8%	$1,832,145	$161,748	8.8%	$1,398,456	$106,186	7.6%

Interest Bearing Liabilities:
Savings deposits	$57,487	$1,331	2.3%	$51,657	$879	1.7%	$42,200	$254	0.6%
Money Market Accounts	939,424	36,921	3.9%	813,581	28,963	3.6%	561,657	11,033	2.0%
Time	234,264	11,873	5.0%	198,626	8,977	4.5%	176,722	4,937	2.8%
FHLB Advances	125,439	6,414	5.1%	163,992	8,174	5.0%	115,717	3,785	3.3%
Other Borrowings	210	16	7.6%	62	4	6.5%	117	4	3.4%
Subordinated Debentures	94,840	7,095	7.5%	85,328	6,259	7.3%	46,605	2,726	5.9%

Total interest bearing liabilities	$1,451,664	$63,650	4.4%	$1,313,246	$53,256	4.1%	$943,018	$22,739	2.4%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $21,951,000, $20,372,000 and $14,926,000 in 2007, 2006 and 2005 respectively and is not net of deferred loan fees, which had an average balance of $7,966,000, $7,865,000 and $7,028,000 in 2007, 2006 and 2005 respectively.

(2)
Includes loan fees of $10,838,000 in 2007 and $10,092,000 in 2006 and $8,112,000 in 2005.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	2007	2006	2005
	(Dollars in Thousands)
Total interest income(1)	$171,461	$161,748	$106,186
Total interest expense	63,650	53,256	22,739

Net interest earnings	$107,811	$108,492	$83,447

Average interest earning assets	$1,958,907	$1,832,145	$1,398,456
Net yield on average interest earning assets	5.5%	5.9%	6.0%

(1)
Includes loan fees of $10,838,000 in 2007, $10,092,000 in 2006 and $8,112,000 in 2005.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2007 over 2006			Increase (Decrease) 2006 over 2005
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$9,438	$(813)	$8,625	$36,287	$18,644	$54,931
Investment securities	688	56	744	108	251	359
Federal funds sold	284	(16)	268	(12)	146	134
Interest on interest-bearing deposits in financial institutions	35	41	76	63	75	138

Total Interest Earning Assets	$10,445	$(732)	$9,713	$36,446	$19,116	$55,562
Interest Expense(1)
Savings and NOW	$108	$344	$452	$68	$557	$625
Money market	4,759	3,199	7,958	6,379	11,551	17,930
Time	1,727	1,169	2,896	675	3,365	4,040
FHLB advances	(1,977)	217	(1,760)	1,946	2,443	4,389
Other borrowings	11	1	12	0	0	0
Subordinated securities	709	127	836	2,706	827	3,533

Total Interest Bearing Liabilities	$5,337	$5,057	$10,394	$11,774	$18,743	$30,517

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $10,838,000 in 2007, $10,092,000 in 2006, and $8,112,000 in 2005.

Investment Securities

        The following table shows the fair value of the investment securities portfolio at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. Treasury Securities	$249	$248
U.S. government sponsored enterprise debt securities	24,865	20,107
Mutual Funds	0	2,110

Total	$25,114	$22,465

        The maturity schedule and weighted average yields of debt securities at December 31, 2007 is as follows:

	Amount	Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$249	3.86%
Over one year	0	0.00%

Category total	$249	3.86%
U.S. Government Sponsored Enterprise Debt Securities
One year or less	$986	4.06%
One to five years	0	0.00%
Five to ten years	2,700	5.07%
Ten to fifteen years	6,896	6.84%
Over fifteen years	14,283	5.80%

Category total	$24,865	5.94%
Total Investment Portfolio
One year or less	$1,235	4.45%
One to five years	0	0.00%
Five to ten years	2,700	5.07%
Ten to fifteen years	6,896	6.84%
Over fifteen years	14,283	5.80%

Total	$25,114	5.92%

Loan Portfolio

        The loan portfolio consisted of the following at December 31:

	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial loans	$255,077	$223,571	$165,224	$153,480	$113,563
Real estate construction loans.	591,334	375,175	222,439	129,106	90,596
Real estate loans	1,199,070	1,226,870	1,312,944	871,567	501,317
Government guaranteed loans	2,661	4,827	7,369	6,001	9,938
Other loans	2,412	3,096	5,881	2,973	2,232

Total loans	2,050,554	1,833,539	1,713,857	1,163,127	717,106
Less—Allowances for loan losses	22,771	20,624	17,577	11,825	7,660
—Deferred loan fees	7,566	7,614	7,923	7,073	4,120

Net loans	$2,020,217	$1,805,301	$1,688,357	$1,144,229	$705,326

Loan Maturities and Interest Rates

        The following table shows the amounts of total loans outstanding as of December 31, 2007, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

        Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$1,219,193
Interest rates are fixed or predetermined	3,898
After one year but within five years:
Interest rates are floating or adjustable	663,532
Interest rates are fixed or predetermined	101,787
After five years but within ten years:
Interest rates are floating or adjustable	56,286
Interest rates are fixed or predetermined	5,663
After ten years or more:
Interest rates are floating or adjustable	195
Interest rates are fixed or predetermined	0

Total	$2,050,554

Non-Performing Loans

        The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

        The following table shows the principal amount of non-performing loans:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accrual loans
Commercial	$2,000	$0	$86	$39	$659
Real estate loans	0	0	2,109	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	0	4	28

Total	$2,000	$0	$2,195	$43	$687

Accruing loans past due more than 90 days
Commercial	$12	$14	$17	$0	$135
Real estate loans	8,513	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	0	2	4

Total	$8,525	$14	$17	$2	$139

        Except as may have been included in the above table, at December 31, 2007, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation. In addition, at December 31, 2007, there were no loans then current as to which there were serious doubts as to the ability of the borrower to comply with the then-present loan repayment terms.

Summary of Loan Loss Experience

        The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$2,050,554	$1,833,539	$1,713,857	$1,163,127	$717,106

Average amount of loans outstanding before allowance for loan losses	$1,908,283	$1,801,512	$1,373,715	$906,784	$517,266

Balance of allowance for loan losses at beginning of period	$20,624	$17,577	$11,825	$7,660	$5,500
Loans charged off:
Commercial	741	173	35	515	758
Real estate	0	855	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loans charged off	741	1,028	35	515	758
Recoveries of loans previously charged off:
Commercial	4	100	140	113	0
Real estate	90	0	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	0	0	0	0	0

Total loan recoveries	94	100	140	113	0

Net loans charged off (recovered)	647	928	(105)	402	758

Less: Allowance for unfunded loan commitments and lines of credit	(172)	353	48	335	140
Provisions charged to operating expense	2,622	4,328	5,695	4,902	3,058

Balance of allowance for loan losses at end of period	$22,771	$20,624	$17,577	$11,825	$7,660

The ratio of net loans charged off (recovered) to average loans outstanding	0.034%	0.052%	(0.008)%	0.044%	0.147%
Allowance for loan losses to total gross Loans at end of year	1.11%	1.12%	1.03%	1.02%	1.07%

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

	2007		2006		2005		2004		2003
	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans
Commercial	$2,642	13%	$2,337	12%	$1,902	10%	$1,515	13%	$1,720	16%
Real estate	20,129	87%	18,287	88%	15,639	90%	10,309	86%	5,939	83%
Gov't guarant.	0	0%	0	0%	0	1%	0	1%	0	1%
Other	0	0%	0	0%	0	0%	1	0%	1	0%
Unallocated	0	0%	0	0%	36	0%	0	0%	0	0%

Total	$22,771	100%	$20,624	100%	$17,577	100%	$11,825	100%	$7,660	100%

Deposits

        The average amounts of deposits for the periods indicated are summarized below.

	2007	2006	2005
	(Dollars in Thousands)
Demand deposits	$419,981	$482,601	$433,615
Savings deposits, money market and time certificates of deposit of less than $100,000	1,106,833	962,580	693,855
Time certificates of deposit of $100,000 or more	124,342	101,284	86,724

Total	$1,651,156	$1,546,465	$1,214,194

        The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2007 is as follows:

December 31, 2007
(Dollars in Thousands)
3 months or less	$67,090
Over 3 through 6 months	37,410
Over 6 through 12 months	58,301
Over 12 months	300

Total	$163,101

Selected Financial Ratios

        The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

	2007	2006	2005
Return on assets	1.6%	2.0%	1.8%
Return on equity	20.6%	30.5%	29.3%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	7.9%	6.5%	6.1%

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

Item 1A.    Risk Factors

        Our financial and operating results, and an investment in First Regional Bancorp common stock, are subject to a number of factors, many of which are not within the Company's control. These factors include the following:

        We are highly dependent on real estate and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 87% of our loan portfolio. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans and, while we presently own no real estate, a decline in the value of real estate that may be owned by us in the future could adversely impact our financial condition. In addition, acts of nature, including earthquakes, fires, landslides and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. This is particularly significant in light of the fact that most of the real estate that makes up the collateral of our real estate secured loans is located in Southern California, where the risk of such acts of nature is high.

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

        Economic conditions could effect the Company's liquidity.

        While the current credit situation has had an effect on the Bank's liquidity management, that effect has been relatively modest. The slightly slower pace of absorption of construction projects affects the conversion of construction loans into liquid assets via repayment, but also reduces the need for liquidity due to reduced demand for construction loans. The Bank is not dependent on deposit sources which have been particularly adversely impacted by slowing real estate market conditions (such as home builders or escrow companies), and in fact receives a sizable share of its deposits from firms, such as property management companies, that are benefiting from the current strength in rental housing. In any event, the Bank has access to substantial sources of back-up liquidity, which appear sufficient to deal with any unanticipated liquidity needs that may arise. Although currently the Company appears to have adequate liquidity, any of the above factors may change in the future causing an adverse effect on the Bank's liquidity.

        We are dependent on the continued services of key members of management.

        The Company's continued success depends on the retention, recruitment and continued contributions of key members of management. Key member's of the Company's and the Bank's management include Jack A. Sweeney, our Chairman, H. Anthony Gartshore, our President and Chief

Executive Officer, Thomas E. McCullough, our Corporate Secretary and Executive Vice President and Chief Operating Officer of the Bank, and other officers with key positions and/or who have relationships with customers of the Bank. The loss of such key personnel could have an adverse affect on the Company's growth and profitability, and many of these persons would be difficult or impossible to replace. The competition for qualified personnel is intense. The loss of services of members of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        We may not or will not sustain recent growth trends.

        The Company has grown substantially in recent years, including with respect to net income, assets, net loans, deposits and other benchmarks. For example, the Company's net income for the year ended December 31, 2006, rose by 45% from the year before, and the Company's assets, net loans and deposits as of December 31, 2006, rose by 15%, 7% and 15%, respectively from the prior year. Although the Company's net income for the year ended December 31, 2007 declined, it rose by 27% from 2005, and the Company's assets, net loans and deposits as of December 31, 2007, rose to new year end highs. It is unlikely that the Company will maintain such growth patterns, particularly with respect to net income. In particular, management believes that the Company will not sustain such growth on a percentage basis over the next several years. Changes in the rate of growth of these and other benchmarks could result in corresponding changes in the rate of growth of earnings per share.

        We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

        The banking business in California, generally, and in the Los Angeles, Orange and Ventura County areas where the Bank's operations are centered, specifically, is highly competitive with respect to both loans and deposits and is dominated by major banks, both domestic and foreign, which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. In addition, the Bank faces direct competition from newly chartered banks which are formed from time to time in the Bank's service area.

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

        Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations; including as much as $152 million, or 61% of the Bank's capital, as of December 31, 2007. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

        In that regard, bank regulatory agencies have issued a number of public statements about risks related to borrower and industry concentrations, in particular with respect to loans secured by commercial real estate. Regulators have proposed guidance to banks addressing such risks. The costs of implementing and managing such policies, procedures and controls is currently unknown, but could adversely affect our financial and operating results.

        If, because of competitive or other reasons, one or more of the Bank's significant borrowers discontinued his or her relationship with the Bank, or such a relationship was otherwise diminished, this could adversely affect the Company's financial and operating results. Also, if such a customer experiences financial or other difficulties in the future, the performance of some or all of the loans associated with the borrowing relationship could be impaired. The default of multiple loans in a relationship at substantially the same time could adversely affect our financial and operating results, even if such loans are well secured.

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

        In recent years, banking regulators have indicated that, unless a bank is in full compliance with applicable regulations deemed to be of particular importance, including Bank Secrecy Act ("BSA"), Anti-Money Laundering and the Community Reinvestment Act ("CRA"), requests for approvals for new types of activities, including branching, may be subject to increased scrutiny, temporarily delayed or outright denied.

        BSA requires banks to monitor customer activity and report certain transactions to government authorities. During July 2005, as a result of an examination by the FDIC and the DFI of the Bank, the Bank had identified certain deficiencies and other concerns principally relating to the Bank Secrecy Act (BSA). At the same time, the Bank noted that it had taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. The Bank further noted that it believed that the Bank's corrective action had addressed the majority of such concerns. The Bank later announced that it had entered into an informal agreement with the FDIC and DFI with respect to such corrective action.

        At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC and DFI noted that the Bank had satisfactorily addressed the specific BSA concerns previously identified which were the subject of the informal agreement. However, at the same time, the FDIC focused on a previously unidentified BSA concern relating to the Bank's program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

        As a result, the Bank announced in August 2007 that it intended to resign as custodian from all individual retirement accounts administered by non-bank third parties, expected to be completed during the first quarter of 2008. While, as also previously announced, this will mean the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

        Notwithstanding the fact that the Bank expects all such accounts to be terminated in the near future, the FDIC has requested that the Bank enter into a cease and desist order, principally addressing the Bank's BSA duties in connection with such third party administered retirement accounts.

While the Bank has questioned the need for such a cease and desist order, the Bank has concluded that it is advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the issuer does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

        As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank's Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

        While the Company does not expect such concerns to have a material adverse monetary or other impact on its financial condition or results of operations, such concerns could restrict the Bank's ability to engage in new types of activities, including branching, and may result in increased scrutiny of such proposed activities, or a temporary delay or an outright denial of any requests for approval of such activities.

        We are subject to certain risks associated with public company regulation.

        New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. We have incurred substantial costs to interpret and ensure compliance with applicable laws and regulations, including the Sarbanes-Oxley Act of 2002 and its implementing regulations. The Company cannot be certain of the effect, if any, of the foregoing legislation on the business of the Company. Future changes in the laws, regulations, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the business and earnings of the Company. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for the Company.

        Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

        Our earnings are impacted by changing interest rates, which are unpredictable and beyond our control. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Recent trends in interest rates may not continue and/or may reverse. Also, competitive pressures on both the pricing of loans and on the cost of deposits can have the effect of compressing our net interest margin, making it difficult for us to sustain or enhance our net income in the future. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

        Risks Related to the Retirement Plan Administration Business

        The Bank's Trust Administration Services Division provides administrative, record-keeping and other services for self-directed retirement plans and accounts for which the Bank serves as sponsor and custodian. Recently, both the banking and securities regulatory authorities have increased their scrutiny of the retirement plan industry. This enhanced scrutiny arises from a number of governmental concerns, including investment scams directed at members of the United States' increasing population of seniors and the potential abuse of retirement accounts to support terrorism financing, money laundering and tax-avoidance schemes.

        While the Bank's involvement in the retirement plan industry is limited to providing custodial and other ministerial services for modest fees, the Bank is sensitive to this enhanced industry-wide scrutiny. For this reason, the Bank is currently strengthening its risk management program for its retirement plan business. As a result of increased risk management and screening procedures, and the corresponding paperwork burden imposed on customers, expenses related to this business will rise and, at the same time, the Bank may lose certain existing or prospective customers. This may, in turn, lead to a decline in the profitability of the Trust Administration Services Division. While the Company does not expect these developments to have a material adverse effect on the Company's financial condition or results of operations, the Bank may be required to take further action if the risk management policies and procedures currently being implemented are later deemed insufficient to address the on-going regulatory concerns.

        Our recent growth presents certain risks, including a decline in credit quality or capital adequacy.

        The Company's substantial asset growth of recent years may continue, even if not at the same percentage rate we have experienced in recent years. Such growth presents certain risks. While management believes that the Company has maintained good credit quality relative to its peers notwithstanding such growth, substantial growth has often been associated with a decline in credit quality at some institutions. Accordingly, continued substantial asset growth could lead to a decline in our credit quality in the future. In addition, continued substantial asset growth could cause a decline in the Company's or the Bank's capital adequacy for regulatory purposes, which, in turn, could require the Company to raise additional capital or take other measures in the future to regain "well capitalized" status.

        If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

        A significant source of risk for us arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the loan loss reserve, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially and adversely affect our results of operations.

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

        The Bank is subject to lending limits, calculated as a function of the Bank's capital. Because of the Bank's size, the Bank is limited in the size of loans it is able to make, singly or in the aggregate, to existing or potential customers. As of December 31, 2007, our lending limit for secured loans was approximately $69 million and our lending limit for unsecured loans was approximately $41 million. In the event that a customer's loan demands exceed the Bank's lending limits, the Bank may attempt to arrange for such loans on a participation basis with its correspondent banks. Where this is not feasible, the Bank may be unable to make the loan. This may result in the loss of existing or prospective business.

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

        The Company's common stock is traded on the Nasdaq National Market under the symbol "FRGB." However, there is a limited trading market for the Company's common stock, with an average trading volume of approximately 50,000 shares per trading day. There can be no assurance that that a holder of the Company's common stock, particularly on large blocks, will have the ability to dispose of such shares in a liquid market or that a more active trading market for the Company's common stock will develop or will be sustained.

        The interests of our controlling shareholders may differ from yours.

        The Company's directors, executive officers and their related interests have voting control or beneficial ownership of approximately 39% of its outstanding shares (including shares issuable to them upon exercise of vested stock options). In particular, Jack A. Sweeney, the Company's Chairman, has voting control or beneficial ownership of approximately 29% of the Company's outstanding common stock (including shares issuable to him upon exercise of vested stock options). The interests of these controlling shareholders may differ from yours. Because of this beneficial ownership and voting power, our controlling shareholders may have the power to substantially control any matter presented to shareholders for a vote, including with respect to the election of directors or other material transactions, such as a future issuance of securities, a potential acquisition of, or take-over proposal made by, another company. As a result, these controlling shareholders may cause the defeat of a proposal you support, or cause the approval of a proposal you oppose.

        Provisions in the Company's bylaws may delay or prevent an acquisition of the Company, which could decrease the value of its common stock.

        The Company has in place various types of protections which would make it difficult for a company or investor to buy the Company without the approval of the Company's board of directors. These provisions include the elimination of cumulative voting and the classification of the Board of Directors into two or three classes, depending on the number of directors.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Bank's head office is located on the ground, second, fourth and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $58,804 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent is abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $10,170 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2004 to include an additional 3,820 square feet of office space on the second floor at a monthly rental of $7,067 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in September 2005 to include an additional 2,597 square feet of office space on the second floor at a monthly rental of $4,804 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in February 2006 to include an additional 2,453 square feet of office space on the second floor at a monthly rental of $5,249 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2006 to include an additional 5,409 square feet of office space on the fourth floor at a monthly rental of $16,313 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

        The Bank's Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2012. The total monthly rental is $6,548, subject to annual adjustments of 3% and various operating costs.

        The Bank also leases an office to house its Irvine Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2011 at a monthly rental of $13,543 subject to annual adjustments plus a proportionate share of the building's operating costs.

        The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately

5,635 square feet are provided under a lease which expires July 31, 2012 at a rental of $16,635 per month, subject to annual adjustments and various operating costs.

        The Bank's South Bay Regional Office is located at 990 West 190th Street, Suite 440, and 970 West 190th Street, Suite 400, Torrance, California. The premises consist of approximately 12,909 square feet which are provided under a lease which expires on June 30, 2013. The total monthly rental is $21,002, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services. The premises consisting of approximately 12,722 square feet are provided under a lease which expires May 31, 2009 at a rental of $22,291 per month, subject to annual adjustments and various operating costs.

        The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 7,771 square feet which are provided under a lease which expires in December 2012. The total monthly rental is $20,365, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,980 square feet are provided under a lease which expires August 31, 2010 at a rental of $6,797 per month, subject to annual adjustments and various operating costs.

        The Bank's Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease which expires in February 2008 at a rental of $5,180 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately 4,061 square feet are provided under a lease which expires August 31, 2013 at a rental of $10,715 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 515 South Flower Street, Suite 1200, Los Angeles, California to house the downtown Los Angeles Regional Office. The premises consisting of approximately 6,475 square feet are provided under a lease which expires in October 2014 at a rental of $15,187 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2400 East Katella, Suite 460, Anaheim, California to house the Orange County Regional Office. The premises consisting of approximately 4,021 square feet are provided under a lease which expires in May 2012 at a rental of $11,545 per month, subject to annual adjustments and various operating costs.

Item 3.    Legal Proceedings

Litigation

        In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material adverse effect on the Company's financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2007, no matters were submitted to a vote of the Company's shareholders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Activity

        The common stock of First Regional Bancorp is traded on The Nasdaq Global Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as www.Bloomberg.com and www.Yahoo.com. As of March 11, 2008, there were approximately 1,500 shareholders of the Company's common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock (adjusted for the Company's stock split effected August 2006).

	2007		2006
	High	Low	High	Low
1st Quarter	$34.87	$28.98	$30.40	$22.56
2nd Quarter	30.00	24.45	32.66	26.87
3rd Quarter	26.30	19.75	34.25	27.50
4th Quarter	25.42	18.08	34.50	30.81

        On July 30, 2007, the Company announced that its Board of Directors had approved and adopted a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares, or approximately 8%, of its outstanding common stock through July 30, 2008. The repurchase program authorizes the Company to purchase shares from time to time in the open market, depending on market price and other considerations. The timing of purchases and the prices to be paid are at the discretion of management. All repurchased shares are expected to be retired. The repurchase program is intended to be structured to conform with the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

        Repurchases of the Company's securities during 2007 are as follows:

Month Ended	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
July 31, 2007	—	—	—
August 31, 2007	283,103	22.26	283,103
September 30, 2007	—	—	—
October 31, 2007	8,911	21.81	8,911
November 30, 2007	80,472	21.45	80,472
December 31, 2007	11,500	18.56	11,500

Total	383,986	$21.96	383,986

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

        Prior to the consummation of the 1982 reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $26,000,000, $0 and $0 in 2007, 2006 and 2005, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity Compensation plans approved by security holders	1,854,240	$6.34	400,200
Equity Compensation plans not approved by security holders	—	—	—
Total	1,854,240	$6.34	400,200

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

Item 6.    Selected Financial Data

        The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2007	2006	2005	2004	2003
	(Dollars in Thousands except per share amounts)
Total assets	$2,174,315	$2,074,636	$1,811,715	$1,306,118	$775,689
Net loans	2,020,217	1,805,301	1,688,357	1,144,229	705,326
Investment securities	25,114	22,465	4,154	3,434	4,440
Federal Funds sold	0	103,860	0	68,025	0
Total deposits	1,721,077	1,627,759	1,420,221	1,000,052	663,946
Federal Funds purchased	20,955	0	0	0	0
Subordinated debentures	100,517	92,785	61,857	41,238	27,887
Shareholders' equity	174,619	147,010	106,034	77,446	35,032
Book value per share outstanding	$14.69	$12.05	$8.76	$6.47	$4.10

        The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2007	2006	2005	2004	2003
	(Dollars in Thousands except for per share)
Interest income	$171,461	$161,748	$106,186	$55,500	$31,654
Interest expense	63,650	53,256	22,739	8,201	3,520

Net interest income	107,811	108,492	83,447	47,299	28,134
Provision for loan losses	2,622	4,328	5,695	4,902	3,058

Net interest income after provision
for loan losses	105,189	104,164	77,752	42,397	25,076
Other income	11,421	8,307	6,424	5,289	4,696
Other expense	58,580	46,043	38,056	28,710	21,907

Income before taxes	58,030	66,428	46,120	18,976	7,865
Provision for income taxes	24,420	28,092	19,595	7,892	3,250

Net income	$33,610	$38,336	$26,525	$11,084	$4,615
Basic earnings per common share outstanding	$2.77	$3.15	$2.20	$1.10	$0.55
Diluted earnings per common share outstanding	$2.59	$2.95	$2.06	$0.95	$0.53
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

        The number of shares outstanding (net of unearned ESOP shares) was 11,890,000 in 2007, 12,200,000 in 2006, 12,111,000 in 2005, 11,976,000 in 2004, and 8,556,000 in 2003.

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

Executive Summary

        First Regional Bancorp's financial results for both the year and the fourth quarter ended December 31, 2007 represented a continuation of the company's consistent record of profitability.

        Net income for the fourth quarter of 2007 totaled $7.9 million, equal to 62 cents per diluted share, compared to $10.2 million, or 78 cents per diluted shared, for the same period in 2006.

        For all of 2007, net income was $33.6 million, equal to $2.59 per diluted share, versus 2006 net income of $38.3 million, or $2.95 per diluted share. The 2006 earnings have been adjusted to reflect the 3-for-1 stock split effected in August 2006.

        At December 31, 2007, assets totaled $2.174 billion, compared with $2.075 billion a year earlier. Total deposits at year-end were $1.721 billion, up from $1.628 billion in the prior year. Net loans advanced to a total of $2.020 billion at the end of 2007 from $1.805 billion at the close of the prior fiscal year. First Regional increased its capital by a net of $27.6 million in 2007, primarily through the retention of earnings, bringing total capital to $174.6 million at year-end, compared to $147.0 million at the end of 2006.

        2007 represented a year of achievement for First Regional despite a challenging environment. Revenues from earning assets increased to $171.5 million in 2007 from $161.7 million in 2006, but the actions of the Federal Reserve to reduce interest rates in the second half of 2007 put pressure on our net interest margins in that period and will continue to be a factor going forward. Nonrecurring items also had an impact on our results. In the fourth quarter of 2007 we realized a gain of $2.5 million on the redemption of restricted stock in MasterCard International, but were required to create a reserve of $2.2 million for our share of contingent liabilities relating to the settlement of lawsuits by Visa International. While the Company expects these provisions to be recovered in 2008, they did have an adverse effect on 2007 results. The fourth quarter of 2007 also saw increased provisions to the loan loss reserve, both to keep pace with loan growth and to reflect the changing economic climate.

        The Fed's actions to reduce interest rates are in response to a slowing economy in general and a weakening real estate sector in particular. First Regional has never been involved in the riskiest segments of real estate credit, such as sub-prime mortgages. Nonetheless, it appears likely that the present economic situation will impact most areas of real estate, including those in which First Regional participates. Like the rest of the banking industry, First Regional will continue to address significant uncertainties in the months and years ahead.

        Fortunately, First Regional appears well positioned to deal with these challenges. Our approach has always been to maintain a conservative posture, with an emphasis on managing risk and maintaining operating efficiency. Our focus on asset quality gives us the flexibility to deal effectively with problems as they arise, and we have the years of experience and expertise needed to manage our operations effectively with difficult times. Moreover, our prudent reserves and strong capital base give us the financial strength to weather adverse conditions and respond to opportunities that emerge.

        Effective January 2, 2008, H. Anthony Gartshore assumed the position of Chief Executive Officer, in addition to maintaining his existing responsibilities as President of the Company and its subsidiary, First Regional Bank. Jack A. Sweeney continues to serve as Chairman of the Board, with oversight over both the Bank and Bancorp.

        While Jack A. Sweeney has reduced his role somewhat, the business model and the philosophy which have long guided First Regional remain unchanged. First Regional's success is the result of many factors, including the capable staff and the experienced management team. Tony Gartshore has been a key member of that team for over a decade, and over the years has worked to build First Regional into the institution that it is today. With extensive experience gathered in good times and bad, First Regional is well prepared to address the challenges and opportunities ahead as the Company pursues the primary goal of protecting and enhancing the Company's financial strength and shareholder value over the long term.

Summary

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional

Bancorp has six other subsidiaries, First Regional Statutory Trust III, First Regional Statutory Trust IV, First Regional Statutory Trust V, First Regional Statutory Trust VI, First Regional Statutory Trust VII and First Regional Statutory Trust VIII, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 6 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services provided by the Bank's division, Trust Administration Services(TAS), and the Bank's Trust Services Division. For segment reporting financial information see Note 19 of the Consolidated Financial Statements.

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

        The Company achieved continued profitability in 2007, with increases in assets, deposits and loans. The Company continues to benefit from strategic decisions made previously, when the Company initiated a program of prudent, managed growth; this program resulted in higher levels of earning assets and interest revenue in 2005, 2006 and 2007. The Company's profitability was also in part a reflection of the continued low levels of nonperforming loans, other real estate owned, and other nonearning assets.

        Average assets in 2007 were $2,059,903,000 compared to $1,940,575,000 in 2006 and $1,479,531 in 2005. As was the case in 2006 and 2005, the Company's asset growth in 2007 was funded by an increase in deposits, as well as by the retention of earnings for the year. The Company generated net income of $33,610,000 in 2007 compared to $38,336,000 in 2006 and $26,525,000 in 2005.

Critical Accounting Policies

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

        Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to the other real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property less construction and renovation costs. There was no other real estate owned as of December 31, 2007 or 2006.

Net Interest Income

        Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2006, in 2007 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased by 12% during 2007. The 2007 asset growth reflects a corresponding increase in total deposits resulting from an increase in full service bank branches during 2003 and an increase in personnel in 2006 and 2007. The deposit growth was centered in time deposits and money market deposits, while there was a decline in noninterest bearing deposits and a slight decline in savings deposits. Average money market and time deposits increased in 2007 as compared to the prior year. Deposit levels increased and interest rates increased in 2007 from 2006, and the combination led to an increase in interest expense in 2007.

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2007			2006
	Average Balance	Interest Income(2)/Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$1,916,249	$169,303	8.8%	$1,809,377	$160,678	8.9%
Investment Securities	24,683	1,289	5.2%	11,425	545	4.8%
Federal Funds Sold	11,772	576	4.9%	5,946	308	5.2%
Time Deposits With Other Financial Institutions	6,203	293	4.7%	5,397	217	4.0%

Total Interest Earning Assets	$1,958,907	$171,461	8.8%	$1,832,145	$161,748	8.8%

	For Year Ended December 31,
	2007			2006
	Average Balance	Income(2)/Expense	Yield/ Rate%	Average Balance	Income(2)/Expense	Yield/ Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$57,487	$1,331	2.3%	$51,657	$879	1.7%
Money Market Accounts	939,424	36,921	3.9%	813,581	28,963	3.6%
Time deposits	234,264	11,873	5.0%	198,626	8,977	4.5%
FHLB advances	125,439	6,414	5.1%	163,992	8,174	5.0%
Other borrowings	210	16	7.6%	62	4	6.5%
Subordinated debentures	94,840	7,095	7.5%	85,328	6,259	7.3%

Total interest Bearing liabilities	$1,451,664	$63,650	4.4%	$1,313,246	$53,256	4.1%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $21,951,000 and $20,372,000 in 2007 and 2006, respectively and is not net of deferred loan fees, which had an average balance of $7,696,000 and $7,865,000 in 2007 and 2006, respectively.

(2)
Includes loan fees of $10,838,000 in 2007 and $10,092,000 in 2006.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2007	2006
	(Dollars in Thousands)
Total interest income(1)	$171,461	$161,748
Total interest expense	63,650	53,256

Net interest earnings	$107,811	$108,492

Average interest earning assets	$1,958,907	$1,832,145
Average interest bearing liabilities	$1,451,664	$1,313,246
Net yield on average interest earning assets	5.5%	5.9%

(1)
Includes loan fees of $10,838,000 in 2007 and $10,092,000 in 2006.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2007 over 2006
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$9,438	$(813)	$8,625
Investment securities	688	56	744
Federal Funds sold	284	(16)	268
Interest on time deposits with other financial institutions	35	41	76

Total Interest Earning Assets	$10,445	$(732)	$9,713

Interest Expense(1)
Savings	$108	$344	$452
Money market	4,759	3,199	7,958
Time	1,727	1,169	2,896
FHLB advances	(1,977)	217	(1,760)
Other borrowings	11	1	12
Subordinated debentures	709	127	836

Total interest bearing liabilities	$5,337	$5,057	$10,394

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $10,838,000 and $10,092,000 in 2007 and 2006, respectively.

        Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match repricing characteristics of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2007, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Other Operating Income

        Other operating income increased for 2007 to $11,421,000, versus $8,307,000 in 2006 and $6,424,000 for the year 2005. Trust Administration Services (TAS), the Bank's division that provides administrative services to self-directed retirement plans, had revenue that totaled $2,464,000 during 2007 and $2,428,000 during 2006 and $2,193,000 during 2005. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,103,000 in 2007, $1,458,000 in 2006 and $1,208,000 in 2005. The Bank's trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters commenced operations in 2001 and had revenue that totaled $2,084,000 in 2007, $1,632,000 in 2006 and $1,379,000 in 2005. During the fourth quarter of 2007, the company realized a gain of $2,455,000 on the redemption of restricted stock in MasterCard International.

Loan Portfolio and Provision for Loan Losses

        The loan portfolio consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)
Commercial loans	$255,077	$223,571
Real estate construction loans	591,334	375,175
Real estate loans	1,199,070	1,226,870
Government Guaranteed Loans	2,661	4,827
Other loans	2,412	3,096

Total loans	2,050,554	1,833,539
Less—Allowances for loan losses	22,771	20,624
—Deferred loan fees	7,566	7,614

Net loans	$2,020,217	$1,805,301

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

        Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest only period and require a balloon payment. At December 31, 2007 and 2006 we had $976,808,000 and $1,026,515,000 of short and medium-term "mini-perm" first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, "option-ARMs", or sub-prime loan products.

        The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions. The Company's emphasis on maintaining high asset quality continued in 2007, and as a result, non-performing assets (loans past due ninety days or more excluding government guaranteed loans, loans on nonaccrual status, and other real estate owned) totaled $10,525,000 at the end of 2007, $14,000 on December 31, 2006 and $2,268,000 on December 31, 2005. Management believes the allowance for loan losses as of December 31, 2007 is adequate in relation to both existing and potential risks in the loan portfolio.

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

        The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

        The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan chargeoffs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on ongoing analysis of the risks presented by the loan portfolio, in 2007 provisions of $2,622,000 were made to the reserve for loan losses, $741,000 in loans were charged off, and $94,000 in loans previously charged off were recovered. In 2006 provisions of $4,328,000 were made to the reserve for loan losses, $1,028,000 in loans were charged off, and $100,000 in loans previously charged off were recovered. By way of comparison, in 2005 provisions of $5,695,000 were made to the reserve for loan losses, $35,000 in loans were charged off, and $140,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2007 to $22,771,000 (or 1.1% of total loans), compared to the 2006 balance of $20,624,000 (or 1.1% of total loans), and compared to $17,577,000 (or 1.0% of total loans) at December 31, 2005.

        In 2007, the Company identified loans having an aggregate average balance of $324,000 which it concluded were impaired under SFAS No. 114. In 2006, the Company identified loans having an aggregate average balance of $545,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2005, the Company identified loans having an aggregate average balance of $2,080,000 which it concluded were impaired under SFAS No. 114. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a specific loss reserve for each of the loans which at December 31, 2007 and 2006 totaled $20,000 and $3,000, respectively, for the loans as a group.

Operating Expenses

        Total operating expenses rose in 2007 to $58,580,000 from $46,043,000 in 2006 and $38,056,000 in 2005. While the total expense figures increased primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

        Salaries and related benefits expense increased again in 2007, rising to $36,373,000 from a 2006 total of $30,130,000 and from $24,426,000 in 2005. The increase in this expense category principally reflects the increases in staffing in the main office and the new regional offices as part of the Company's growth initiative. Occupancy expense rose in 2007, to $3,640,000 from $2,797,000 in 2006 and a 2005 total of $2,603,000; the increases reflect the rent paid on the various facilities which house the Bank's expansion of the main office and the regional offices. Other expenses rose again in 2007 as they did in 2006 and 2005. Other expenses totaled $18,567,000 in 2007 compared to $13,116,000 in 2006, which was increased from $11,027,000 in 2005. Other expenses in 2007 include professional services of $2,510,000, an increase from the prior years when professional services were $2,065,000 for 2006 and $1,418,000 in 2005; the increases primarily relate to increased audit, and accounting fees due to the more extensive regulatory requirements applicable to larger companies. Data processing fees increased in 2007 to $1,691,000 compared to $1,369,000 in 2006 and $1,118,000 in 2005. Equipment expense increased to $1,665,000 during 2007 from $1,356,000 during 2006 and $1,060,000 for 2005. Telephone and postage expense increased to $944,000 during 2007 from $863,000 during 2006 and $669,000 for 2005. Customer courier service increased during 2007 to $912,000 compared to $768,000 during 2005 and $771,000 for 2005. The increases in data processing fees, equipment expense, telephone and postage, and customer courier service expense relate primarily to the growth of the bank. Directors fees increased due to increased corporate regulations and were $315,000 in 2007, $303,000 in 2006, and $223,000 in 2005. Most of the remaining categories of other expense, generally remained stable (with the exception of the special reserves in 2007 & 2005 noted below), which rose to $8,132,000 in 2007 from $6,392,000 in 2006 and $4,735,000 in 2005 principally due to higher costs of services provided to customers.

        During the year ended December 31, 2007, the issuer's subsidiary, First Regional Bank, recorded a charge of $2,232,000 for its share of contingent liabilities relating to settlement of lawsuits by Visa International.

        During the year ended December 31, 2005, the issuer's subsidiary, First Regional Bank, recorded a charge of $1,033,000 reflected in other expense to add to a special reserve in connection with the termination of certain business operations of the Bank's Merchant Services division. The $1,033,000 reserve represents approximately 65% of an amount, approximately $1.59 million, that the Bank had been carrying as a receivable due from an outside service provider which arose in connection with the Bank's former engagement in the business of supplying cash to ATM machines, which activity was terminated in 2004. While the Bank believed that it was entitled to the entire amount due of approximately $1.59 million, the Bank established the reserve due to the uncertain and protracted timing of collection. As of December 31, 2006, all but $555,000 of this receivable had previously been reserved against. During 2007, the Bank entered into a full and final settlement of litigation related to an account receivable arising out of the Bank's Merchant Services Division. The Bank recovered $388,500 from the defendant in full settlement of the matter, which resulted in a charge of approximately $166,500, or $87,000 after tax during 2007.

  Taxes

        The combined effects of the activity described above resulted in Income Before Taxes of $58,030,000 in 2007, a decrease from $66,428,000 in 2006, and an increase form $46,120,000 in 2005. In 2007, the Company recorded tax provisions of $24,420,000. The Company recorded tax provisions of $28,092,000 and $19,595,000 during 2006 and 2005, respectively. As a result, the Company generated net income of $33,610,000 in 2007, compared to $38,336,000 in 2006, and versus net income of $26,525,000 in 2005.

Contractual Obligations

        The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 6, 7, 8, 12 and 14 of the Notes to Consolidated Financial Statements.

        The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$1,427,881	$0	$0	$0	$1,427,881
Time Deposits(2)	$299,444	$1,329	$67	$0	$300,840
Federal Home Loan Bank advances(3)	$135,155	$0	$0	$0	$135,155
Federal Funds Purchases(3)	$20,961	$0	$0	$0	$20,961
Subordinated debentures(4)	$6,996	$13,992	$13,992	$261,425	$296,405
Note Payable(4)	$116	$0	$0	$0	$116
Operating leases	$3,088	$6,064	$5,583	$946	$15,681

(1)
Excludes interest.

(2)
Includes interest at the weighted average interest rate to be paid over the life of the certificates.

(3)
Includes interest at the weighted average interest rate of the borrowings.

(4)
Includes interest at the weighted average interest rate to be paid over the remaining term of the debt.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table shows the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion on these commitments is included in Note 7 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$725,184	$0	$0	$0	$725,184
Standby letters of credit	$27,404	$0	$0	$0	$27,404

        Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company's historical experience.

        The Bank is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including VISA USA, under a single holding company, Visa Inc. Visa Inc. intends to issue and sell a majority of its shares to the public in an initial public offering. Based upon the Bank's 0.04168% membership share of VISA USA and the accounting guidance that the Company has received, the Company recorded a litigation liability and corresponding expense of $2,232,000 relating to pending litigation in antitrust lawsuits. Although Visa by-laws could require the Company to fund its proportionate share of this amount to Visa, it is anticipated that an escrow account established and funded through a multi-step funding mechanism during the planned initial public offering will be used to pay substantially all of the settlement. In the event this public offering occurs, the Company expects that the proceeds of the anticipated share redemption as a result of the planned initial public offering would more than offset this amount as well as other losses arising out of the litigation.

        The Bank has previously announced its intention to discontinue its program of providing custodial services to the third-party administrators of self-directed individual retirement accounts. The plan assets for which the Bank serves as custodian are expected to be transferred to the successor custodians in 2008. While no such occurrences are anticipated, a contingent liability exists for any plan assets held by the Bank which are missing, unlocatable, or otherwise unable to be transferred to the successor custodians. Since no such occurrences are anticipated, it is impossible to determine what, if any, contingent liability exists.

        As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank's Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

Liquidity, Sources of Funds, and Capital Resources

        Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $71,790,000 and $198,459,000 (or 4.2% and 12.2% of total deposits) at December 31, 2007 and 2006, respectively. In addition, at December 31, 2007, some $2.7 million of the Bank's total loans consisted of government guaranteed loans which represent a source of liquidity due to the active secondary markets which exist for these assets. The Company did not sell loan participation interests during 2007 or 2006. Participations of loans originated by the Bank represent an additional source of liquidity for the bank. The ratio of net loans (including government guaranteed loans) to deposits was 117.4% and 111.0% at the end of 2007 and 2006, respectively.

        The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $135,000,000 at the end of 2007 and were secured by loans available as collateral at the FHLB. As of December 31, 2007, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $300,405,000.

        The Bank has available lines of credit totaling $19,000,000 from certain financial institutions.

        The Bank's established TAS, a division that provides administrative services to self-directed retirement plans. Deposits held for TAS clients by the Bank represent approximately 7% and 9% of the Bank's total deposits as of December 31, 2007 and 2006.

        The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $174,619,000 and $147,010,000 as of December 31, 2007 and 2006, respectively. The Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	12-31-07	12-31-06
Leverage Ratio (Tier I Capital to Average Assets):
First Regional Bancorp	10.86%	9.56%
First Regional Bank	11.67%	11.81%
Regulatory requirement	4.00%	4.00%

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

        In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	12-31-07	12-31-06
Tier I Capital to Risk-Weighted Assets:
First Regional Bancorp	9.89%	9.23%
First Regional Bank	10.67%	11.03%
Regulatory requirement	4.00%	4.00%
Total Capital to Risk-Weighted Assets:
First Regional Bancorp	12.56%	12.17%
First Regional Bank	11.67%	12.04%
Regulatory requirement	8.00%	8.00%

        The Company meets all applicable capital standards at December 31, 2007 and believes that it will continue to meet all applicable capital standards.

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

        During 2007, the Company repurchased 384,000 shares of its outstanding common stock at a total cost of $8,438,000. During 2005 and 2006, the Company did not repurchase any shares of its outstanding common stock.

        In 2001, 2002, 2004, 2005, 2006 and 2007 the Company issued $5,000,000, $7,500,000, $27,500,000, $20,000,000, $30,000,000, $5,000,000 and $15,000,000 respectively, in cumulative preferred capital securities through subsidiary organizations that were formed for that purpose. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded along with the junior subordinated deferrable debentures. The Company then invested most of the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank's future growth.

        The Company contributed the majority of the net proceeds of the above described capital transactions to First Regional Bank to support its continued growth. The remaining proceeds were and will be used for general corporate purposes in the effort to continue to promote the future growth of the Company.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 154—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction, unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

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

        FSP Nos. 115-1 and 124-1—In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force ("EITF") 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and references existing other-than-temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on the Company's financial condition or results of operations.

        SOP No. 94-6-1—In December 2005, the FASB issued FSP Statement of Position ("SOP") 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005, and for loan products that are determined to represent a concentration of credit risk. Disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on the Company's consolidated financial statements.

        FIN 48—In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes ("FIN" 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 has not had a material impact on the Company's financial condition, results of operations, or cash flows.

        EITF 06-4—In September 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee's postretirement period. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

        SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The adoption of this guidance is not expected to have a material impact to the Company's financial condition and results of operations.

        SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

        SFAS No. 141(R)-In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R)

establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess transactions on a case-by-case basis as they occur.

        SFAS No. 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company's financial condition and results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Since customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2007, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
	(In Thousands)
Federal funds sold	$0	$0	$0	$0	$0	$0	$0	$0
Interest-bearing deposits in financial institutions	0	0	7,042	0	0	0	0	7,042
Investment securities	0	0	1,235	0	0	23,879	0	25,114

Subtotal	0	0	8,277	0	0	23,879	0	32,156
Loans, net of allowance for losses	1,908,869	150	876	2,872	101,787	5,663	0	2,020,217

Total earning assets	1,908,869	150	9,153	2,872	101,787	29,542	0	2,052,373
Cash and due from banks	0	0	0	0	0	0	46,676	46,676
Premises and equipment	0	0	0	0	0	0	5,438	5,438
Other real estate owned	0	0	0	0	0	0	0	0
Deferred income taxes	0	0	0	0	0	0	16,501	16,501
Federal Home Loan Bank stock	8,487	0	0	0	0	0	0	8,487
Other assets	0	0	12,107	0	0	0	32,733	44,840

Total non-earning assets	8,487	0	12,107	0	0	0	101,348	121,942

Total assets	$1,917,356	$150	$21,260	$2,872	$101,787	$29,542	$101,348	$2,174,315

Federal Home Loan Bank advances	$0	$135,000	$0	$0	$0	$0	$0	$135,000
Federal Funds Purchased	0	20,955	0	0	0	0	0	20,955

Subtotal	0	155,955	0	0	0	0	0	155,955
Other deposits	58,173	0	0	0	0	0	0	58,173
Money market deposits	951,488	0	0	0	0	0	0	951,488
Time deposits	0	51,341	140,515	100,050	1,290	0	0	293,196
Subordinated debentures	0	0	100,517	0	0	0	0	100,517

Total interest bearing liabilities	1,009,661	207,296	241,032	100,050	1,290	0	0	1,559,329
Demand deposits	0	0	0	0	0	0	418,220	418,220
Note payable	0	113	0	0	0	0	0	113
Other liabilities	0	0	0	0	0	0	22,034	22,034
Shareholders' equity	0	0	0	0	0	0	174,619	174,619

Total non-interest bearing liabilities and shareholders' equity	0	113	0	0	0	0	614,873	614,986

Total liabilities and shareholders' equity	$1,009,661	$207,409	$241,032	$100,050	$1,290	$0	$614,873	$2,174,315

GAP	$907,695	$(207,259)	$(219,772)	$(97,178)	$100,497	$29,542	$(513,525)	$0
Cumulative GAP	$907,695	$700,436	$480,664	$383,486	$483,983	$513,525	$0	$0

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

        The Bank's investment portfolio continues to include high quality, low risk securities, principally U.S. Treasury and Government Sponsored Enterprise debt securities. The balance of the Bank's investment portfolio contains investments that qualify for CRA investment status. No gains and $29,000 in losses were recorded on securities sales during 2007. In comparison, no gains or losses were recorded on securities sales during 2006 or 2005. As of December 31, 2007 the Bank's investment portfolio contained $290,000 in gross unrealized gains and $32,000 in gross unrealized losses, for a net unrealized gain net of tax benefit of $150,000. As of December 31, 2006 the Bank's investment portfolio contained gross unrealized losses of $158,000 and gross unrealized gains of $114,000, for a net unrealized loss net of tax benefit of $26,000. As of December 31, 2005 the Bank's investment portfolio contained gross unrealized losses of $46,000 and no gross unrealized gains, for unrealized losses net of tax benefit of $27,000. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus unrealized gains and losses have no effect on the Company's income statement.

Item 8. Financial Statements and Supplementary Data

        See "Item 15. Exhibits, Financial Statement Schedules" below for financial statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has not had any change in accountants during the two most recent fiscal years or any subsequent interim period. The Company has not had any disagreements with its accountants on accounting and financial disclosure issues.

Item 9A. Controls and Procedures

        First Regional Bancorp has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during First Regional Bancorps' most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

        Evaluation of Disclosure Controls and Procedures—The principal executive officer and principal financial officer of First Regional Bancorp have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2007. As a result of the material weakness described below, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures did not effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

        Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company's internal control system was designed to provide reasonable assurances to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal control over financial reporting was conducted, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: we did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, which resulted in a material adjustment to our consolidated financial statements for each of the three years in the period ended December 31, 2007. The adjustment recorded was to properly classify cash used in purchasing CRA investments of $9.4 million, $9.1 million and $3.0 million from cash flows provided by operating activities to cash flows used in investing activities for the years ended December 31, 2007, 2006 and 2005, respectively. Our management has concluded that because of the material weakness described above, as of December 31, 2007 our internal control over financial reporting is ineffective based on these criteria. The Company's internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bank
Century City, California

        We have audited the internal control over financial reporting of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: As of December 31, 2007, in the preparation of the Company's consolidated financial statements for the year ended December 31, 2007, the Company did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America. As a result, an adjustment was recorded to properly classify cash used in purchasing CRA investments of $9.4 million, $9.1 million and $3.0 million from cash flows provided by operating activities to cash flows used in investing activities for the years ended December 31, 2007, 2006 and 2005, respectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report did not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restatement discussed in Note 21.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
March 17, 2008

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

FIRST REGIONAL BANCORP

Date: March 17, 2008	By:	/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore, President and Chief Executive Officer
Date: March 17, 2008	By:	/s/ THOMAS MCCULLOUGH Thomas McCullough, Corporate Secretary
Date: March 17, 2008	By:	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore	Director, President and Chief Executive Officer	March 17, 2008
/s/ LAWRENCE J. SHERMAN Lawrence J. Sherman	Director, Vice Chairman of the Board	March 17, 2008
/s/ JACK A. SWEENEY Jack A. Sweeney	Chairman of the Board and Director	March 17, 2008
/s/ THOMAS MCCULLOUGH Thomas McCullough	Director, Corporate Secretary	March 17, 2008
/s/ GARY HORGAN Gary Horgan	Director	March 17, 2008
/s/ FRED M. EDWARDS Fred M. Edwards	Director	March 17, 2008
/s/ RICHARD E. SCHREIBER Richard E. Schreiber	Director	March 17, 2008

        All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

        We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 21, the accompanying 2006 and 2005 consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2008, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 17, 2008

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(In thousands, except share data)

	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS:
Cash due from banks	$46,676	$72,134
Federal funds sold		103,860

Total cash and cash equivalents	46,676	175,994
INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS	7,042	5,020
INVESTMENT SECURITIES AVAILABLE FOR SALE—At fair value—amortized cost of $24,856 (2007) and $22,509 (2006)	25,114	22,465
FEDERAL HOME LOAN BANK STOCK—At cost	8,487	12,385
LOANS—Net of allowance for loan losses of $22,771 in 2007 and $20,624 in 2006	2,020,217	1,805,301
PREMISES AND EQUIPMENT—Net of depreciation and amortization of $5,076 (2007) and $4,449 (2006)	5,438	3,838
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	44,840	35,160
DEFERRED INCOME TAXES—Net	16,501	14,473

TOTAL	$2,174,315	$2,074,636

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$418,220	$468,547
Interest-bearing:
Time deposits	293,196	233,335
Money market deposits	951,488	865,434
Other	58,173	60,443

Total deposits	1,721,077	1,627,759
Federal funds purchased	20,955
Federal Home Loan Bank advances	135,000	190,000
Note payable	113	262
Accrued interest payable and other liabilities	22,034	16,820
Subordinated debentures	100,517	92,785

Total liabilities	1,999,696	1,927,626

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
SHAREHOLDERS' EQUITY:
Common stock—no par value—authorized, 150,000,000 shares; outstanding, 11,926,000 (2007) and 12,283,000 (2006) shares	46,096	52,415
Unearned ESOP shares; 36,000 (2007) and 83,000 (2006)	(107)	(249)

Total common stock—no par value; outstanding, 11,890,000 (2007) and 12,200,000 (2006) shares	45,989	52,166
Retained earnings	128,480	94,870
Accumulated other comprehensive income (loss)—net of tax	150	(26)

Total shareholders' equity	174,619	147,010

TOTAL	$2,174,315	$2,074,636

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except per-share data)

	2007	2006	2005
INTEREST INCOME:
Interest on loans	$169,303	$160,678	$105,747
Interest on deposits in financial institutions	293	217	79
Interest on federal funds sold	576	308	174
Interest on investment securities	1,289	545	186

Total interest income	171,461	161,748	106,186

INTEREST EXPENSE:
Interest on deposits	50,125	38,819	16,224
Interest on subordinated debentures	7,095	6,259	2,726
Interest on other borrowings	6,430	8,178	3,789

Total interest expense	63,650	53,256	22,739

NET INTEREST INCOME	107,811	108,492	83,447
PROVISION FOR LOAN LOSSES	2,622	4,328	5,695

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	105,189	104,164	77,752

OTHER OPERATING INCOME:
Customer service fees	6,722	6,998	5,582
Other—net	4,699	1,309	842

Total other operating income	11,421	8,307	6,424

OTHER OPERATING EXPENSES:
Salaries and related benefits	36,373	30,130	24,426
Occupancy expenses	3,640	2,797	2,603
Other expenses	18,567	13,116	11,027

Total other operating expenses	58,580	46,043	38,056

INCOME BEFORE PROVISION FOR INCOME TAXES	$58,030	$66,428	$46,120
PROVISION FOR INCOME TAXES	24,420	28,092	19,595

NET INCOME	$33,610	$38,336	$26,525

BASIC EARNINGS PER COMMON SHARE	$2.77	$3.15	$2.20

DILUTED EARNINGS PER COMMON SHARE	$2.59	$2.95	$2.06

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share data)

	Common Stock
	Shares Outstanding	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
BALANCE—January 1, 2005	11,976,000	$47,437	$30,009	$—
Earned ESOP shares	48,000	1,090
Options exercised—including tax benefit	87,000	1,000
Net income			26,525		$26,525
Other comprehensive loss—net change in unrealized loss on securities available for sale—net of tax of $19				(27)	(27)

Comprehensive income					$26,498

BALANCE—December 31, 2005	12,111,000	49,527	56,534	(27)
Earned ESOP shares	48,000	1,445
Options exercised—including tax benefit	41,000	618
Net income			38,336		$38,336
Stock compensation costs		576
Other comprehensive income—net change in unrealized gain on securities available for sale—net of tax of $1				1	1

Comprehensive income					$38,337

BALANCE—December 31, 2006	12,200,000	52,166	94,870	(26)
Earned ESOP shares	47,000	1,192
Options exercised—including tax benefit	27,000	473
Stock repurchased	(384,000)	(8,438)
Net income			33,610		$33,610
Stock compensation costs		596
Other comprehensive income—net change in unrealized gain on securities available for sale—net of tax of $126				176	176

Comprehensive income					$33,786

BALANCE—December 31, 2007	11,890,000	$45,989	$128,480	$150

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005
		As Restated (See Note 21)	As Restated (See Note 21)
OPERATING ACTIVITIES:
Net income	$33,610	$38,336	$26,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,622	4,328	5,695
Depreciation and amortization	1,148	883	794
Amortization of investment securities premiums and discounts—net	55	(58)	(173)
Stock compensation costs	596	576
Federal Home Loan Bank stock dividends	(563)	(595)	(335)
Tax benefit from stock options exercised	(263)	(385)	734
Net (gain) loss on sale/disposal of premises and equipment	(77)	5	13
Deferred compensation expense	1,448	1,276	891
Loss on sale of investment security	29
Deferred income tax benefit	(2,028)	(3,139)	(4,275)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(399)	(2,991)	(2,823)
Increase in accrued interest payable and other liabilities	4,029	2,737	2,167

Net cash provided by operating activities	40,207	40,973	29,213

INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in financial institutions	(2,022)	(1,667)	(117)
Net increase in loans	(217,538)	(121,272)	(549,823)
Purchases of investment securities	(7,456)	(20,878)	(17,248)
Proceeds from maturities of investment securities	5,050	2,627	16,655
Net redemption (purchase) of Federal Home Loan Bank stock	4,461	(1,920)	(1,231)
Purchases of premises and equipment	(2,826)	(1,145)	(1,317)
Purchases of CRA investments included in other assets	(9,407)	(9,067)	(3,000)
Proceeds from sale of premises and equipment	130		20

Net cash used in investing activities	(229,608)	(153,322)	(556,061)

FINANCING ACTIVITIES:
Net increase in time deposits	$59,861	$49,843	$21,988
Net increase in noninterest-bearing deposits and other interest-bearing deposits	33,457	157,695	398,181
(Decrease) increase in Federal Home Loan Bank advances and Federal Funds Purchased	(34,045)	(20,000)	33,313
Net issuance of subordinated debt	7,732	30,928	20,619
Decrease in note payable	(149)	(150)	(150)
Stock options exercised	210	233	266
Common stock issued	1,192	1,445	1,090
Tax benefit from stock options exercised	263	385
Common stock repurchased and retired	(8,438)

Net cash provided by financing activities	60,083	220,379	475,307

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(129,318)	108,030	(51,541)
CASH AND CASH EQUIVALENTS—Beginning of year	175,994	67,964	119,505

CASH AND CASH EQUIVALENTS—End of year	$46,676	$175,994	$67,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$63,400	$51,842	$23,352

Income taxes	$26,350	$31,082	$24,442

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, a California state-chartered bank (the "Bank"), primarily serve Southern California through their branches. The Company's primary source of revenue is providing loans to customers, which are predominantly small and midsize businesses. The Company has three operating segments as discussed in Note 19. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and general practices within the banking industry. The following are descriptions of the more significant of these policies:

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

        The Company also has six wholly owned subsidiaries that are statutory business trusts. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities (revised 2003)—an interpretation of ARB No. 51, these trusts are not consolidated into the accounts of First Regional Bancorp.

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

        Investment Securities—Investment securities available for sale are reported in the accompanying consolidated balance sheets at fair value, and the net unrealized gain or loss on such securities (unless other-than-temporary) is reported as a separate component of shareholders' equity. The fair values of the investment securities are generally determined by reference to quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values.

        Premiums and discounts on debt securities are amortized or accreted as adjustments to interest income using the level-yield method. Realized gains and losses on sales of securities are determined on a specific identification basis and reported in earnings.

        At each reporting date, management assesses whether there are any "other-than-temporary" impairments to investment securities. Such impairment is required to be recognized in current earnings rather than other comprehensive income or loss. In assessing impairment, the severity and duration of the loss and the financial wherewithal of the issuers of the securities is considered, as well as the ability and positive intent of the Company to hold the securities until their fair values recover, which may be maturity.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock of Federal Home Loan Bank of San Francisco—As a member of the Federal Home Loan Bank (FHLB) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon the Bank's outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as other income.

        Loans—Loans are carried at face amount less payments collected, deferred fees, and allowances for loan losses. Interest on loans is accrued daily on a simple-interest basis. Loan origination fees and commitment fees, net of related costs, are deferred and recognized over the contractual lives of the loans as a yield adjustment.

        Allowance for Loan Losses—The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred losses that are inherent in the loan portfolio. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management's periodic estimates of the allowance for loan losses are inherently uncertain and depend on the outcome of future events. Such estimates are based on previous loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; the value of collateral; and other relevant factors.

        Loans are considered to be impaired when it is not probable that they will be collected in accordance with their original terms. Impaired loans are valued based on the present value of expected cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of fair value is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses, or alternatively, a specific allocation will be established.

        All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

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

        Credit Risk and Concentrations—Substantially all of the Company's real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of the Company's loans and on the level of allowance for loan losses required.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Other real estate owned is recorded at the lower of outstanding loan balance or estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had no other real estate owned as of December 31, 2007 and 2006.

        Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Amortization is computed using the straight-line method over the estimated useful lives of leasehold improvements or the term of the lease, whichever is shorter. The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

        Intangible Assets—From time to time, the Company purchases customer relationships. The gross carrying amount of such intangible assets totaled $330,000 and $330,000 at December 31, 2007 and 2006, and the related accumulated amortization totaled $330,000 and $309,000 at December 31, 2007 and 2006, respectively. Certain lists are amortizable and the Company amortizes the amounts paid using the straight-line method over the projected useful life of the lists, which is estimated to be four years. The total amortization expense on purchased customer lists was $21,000, $82,000, and $83,000 during the years ended December 31, 2007, 2006, and 2005, respectively. The lists are fully amortized at December 31, 2007.

        Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation of FIN No. 48, the Company did not recognize an increase in the liability for unrecognized tax benefits as no uncertain tax positions were identified.

        Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction. Federal funds purchased at December 31, 2007 and 2006 were $20,955,000 and $0, respectively.

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

        Earnings per Common Share—Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 10.

        Administrative and Custodial Services—Trust Administration Services (TAS), a division of the Bank, maintains investments and assets as an administrator for customers. The amount of these investments and assets and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company, with the exception of any funds held on deposit with the Bank. Administrative and custodial fees are recorded on an accrual basis.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or the Company. Trust fee income is recorded on an accrual basis.

        Stock Based Compensation—The Company has two nonqualified employee stock option plans that are more fully described in Note 11 of the notes to the consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. SFAS No. 123R requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to January 1, 2006, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to January 1, 2006. The modified prospective method requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior-period amounts have not been restated. Commencing with 2006, stock compensation cost is comprised of costs related to share-based awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, which will be recognized as the requisite services are rendered after January 1, 2006 and costs related to all share-based awards granted subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. Investments with a net carrying value of $16,177,000 at December 31, 2007, in which the Company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments with a net carrying value of $4,815,000 at December 31, 2007, are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's income tax returns.

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

        Other Operating Income—Other operating income consists primarily of revenues from TAS, the Bank's merchant services operations, Bank's Trust services, bank service charges, CRA investment related activities and dividends from FHLB stock. See Footnote 19 for segment information on TAS and Trust services. During the fourth quarter of 2007, the Company realized a gain of $2,455,000 on the redemption of restricted stock in Mastercard International.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recent Accounting Pronouncements—In November 2005, the FASB issued Staff Position ("FSP") Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and references existing other-than-temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption has not had a material impact on the Company's financial condition or results of operations.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction, unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

        In December 2005, the FASB issued FSP Statement of Position 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005, and for loan products that are determined to represent a concentration of credit risk. Disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption has not had a material impact on the Company's consolidated financial statements.

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 on January 1, 2007, has not had a material impact on the Company's financial condition, results of operations, or cash flows.

        In September 2006, the EITF issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee's postretirement period. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The adoption of this guidance is not expected to have a material impact to the Company's financial condition and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 and applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess transactions on a case-by-case basis as they occur.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company's financial condition and results of operations.

2. INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities available for sale as of December 31, 2007 and 2006, were as follows (in thousands):

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$249	$—	$—	$249
U.S. government sponsored enterprise debt securities	24,607	290	(32)	24,865

	$24,856	$290	$(32)	$25,114

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$248	$—	$—	$248
U.S. government sponsored enterprise debt securities	20,100	114	(107)	20,107
Mutual funds	2,161		(51)	2,110

	$22,509	$114	$(158)	$22,465

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

2. INVESTMENT SECURITIES (Continued)

        The following table shows the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the year ended December 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2007
U.S. government sponsored enterprise debt securities	$4,901	$32	$—	$—	$4,901	$32

Total temporarily impaired securities	$4,901	$32	$—	$—	$4,901	$32

As of December 31, 2006
U.S. Government sponsored enterprise debt securities	$9,849	$(80)	$942	$(27)	$10,791	$(107)
Mutual funds			2,110	(51)	2,110	(51)

Total temporarily impaired securities	$9,849	$(80)	$3,052	$(78)	$12,901	$(158)

        At December 31, 2007, no securities have been in a continuous unrealized loss position for greater than 12 months.

        Debt securities at December 31, 2007, are scheduled to mature as follows (in thousands):

Years Ending December 31	Cost	Fair Value
2008	$1,234	$1,235
2013	2,649	2,700
2018	3,318	3,345
2021	3,438	3,551
2029	5,102	5,106
2031	1,927	1,952
2034	4,933	4,901
2036	2,255	2,324

	$24,856	$25,114

        Actual maturities of U.S. government sponsored enterprise debt securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of U.S. government sponsored enterprise debt securities.

        Debt securities carried at $1,234,000 and $1,231,000 were pledged as of December 31, 2007 and 2006, to secure current or future public deposits and for other purposes required or permitted by law.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

3. LOANS

        The loan portfolio at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Real estate loans	$1,199,070	$1,226,870
Commercial loans	255,077	223,571
Real estate construction loans	591,334	375,175
Government guaranteed loans	2,661	4,827
Other loans	2,412	3,096

	2,050,554	1,833,539
Allowance for loan losses	(22,771)	(20,624)
Deferred loan fees—net	(7,566)	(7,614)

Loans—net	$2,020,217	$1,805,301

        Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates.

        At December 31, 2007 and 2006, loans receivable totaling $770 million and $613 million, respectively, were pledged to secure FHLB advances.

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

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short- and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically, the Bank's loans are floating rate and have no prepayment penalties.

        Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At December 31, 2007 and 2006, the Company had $976,808,000 and $1,026,515,000 of short- and medium-term "mini-perm" first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, "option-ARMs", or subprime loan products.

        Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations, including as much as $152 million and $202 million, as of December 31, 2007 and 2006, respectively. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

3. LOANS (Continued)

        An analysis of the activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005, is as follows (in thousands):

	2007	2006	2005
Balance—beginning of year	$20,624	$17,577	$11,825
Provision for loan losses	2,622	4,328	5,695
Loans charged off	(741)	(1,028)	(35)
Less: Allowance for unfunded loan commitments and lines of credit	(172)	353	48
Recoveries on loans previously charged off	94	100	140

Balance—end of year	$22,771	$20,624	$17,577

        Management believes the allowance for loan losses as of December 31, 2007, is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

        At December 31, 2007 and 2006, the recorded investment in impaired loans was $2,012,000 and $14,000, with specific reserves of $20,000 and $3,000, respectively. All loans for which impairment had been recognized had a related specific reserve at December 31, 2007 and 2006.

        The average recorded investment in impaired loans during 2007, 2006, and 2005 was $324,000, $545,000, and $2,080,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2007, 2006, or 2005. Forgone interest on impaired loans is not material to the results of operations of the Company.

        Nonaccrual loans totaled $2,000,000 and $0 at December 31, 2007 and 2006, respectively. Loans which were past due by 90 days or more but not on nonaccrual were $8,525,000 and $14,000 at December 31, 2007 and 2006, respectively. There were no restructured loans as of December 31, 2007 and 2006.

        Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying consolidated balance sheets. Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses. At December 31, 2007 and 2006, the allowance for unfunded loan commitments and lines of credits was $704,000 and $876,000, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

3. LOANS (Continued)

        In the ordinary course of business, the Bank may grant loans to its directors and executive officers. For the years ended December 31, 2007 and 2006, the following is a summary of such loans:

	2007	2006
Balance—beginning of year	$—	$—
Loans granted or renewed	80,000	12,000
Repayments	(80,000)	(12,000)

Balance—end of year	$—	$—

4. PREMISES AND EQUIPMENT

        Premises and equipment as of December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Furniture, fixtures, and equipment	$6,894	$5,299
Leasehold improvements	3,620	2,988

	10,514	8,287
Accumulated depreciation and amortization	(5,076)	(4,449)

Premises and equipment—net	$5,438	$3,838

        Rental expense for premises included in occupancy expenses for 2007, 2006, and 2005 was approximately $3,311,000, $2,544,000, and $2,397,000, respectively. Depreciation expense included in other expenses for 2007, 2006, and 2005 was approximately $1,148,000, $883,000, and $794,000, respectively.

        The future minimum rental commitments, primarily representing noncancelable operating leases for premises, were as follows at December 31, 2007 (in thousands):

Years Ending December 31	Minimum Rental Commitments
2008	$3,088
2009	3,095
2010	2,969
2011	2,884
2012	2,699
2013 and thereafter	946

Total	$15,681

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

5. INCOME TAXES

        The provision (benefit) for income taxes for the years ended December 31, 2007, 2006, and 2005, consists of the following (in thousands):

	2007	2006	2005
Current provision:
Federal	$19,529	$23,855	$17,945
State	6,919	7,376	5,925

	26,448	31,231	23,870

Deferred benefit:
Federal	(1,422)	(2,505)	(3,520)
State	(606)	(634)	(755)

	(2,028)	(3,139)	(4,275)

Total	$24,420	$28,092	$19,595

        Income tax (liabilities) assets at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Income taxes currently (payable) receivable:
Federal	$(766)	$(795)
State	104	404

	$(662)	$(391)

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

5. INCOME TAXES (Continued)

        The components of the net deferred income tax assets at December 31, 2007 and 2006, are summarized as follows (in thousands):

	2007	2006
Federal
Deferred tax liabilities:
Prepaid expenses	$(342)	$(247)
State taxes	(1,302)	(1,089)
Depreciation	(235)	(295)
FHLB stock dividend	(403)
Other	(108)

Gross liabilities	(2,390)	(1,631)

Deferred tax assets:
Loan and real estate loss allowances	8,216	7,525
Deferred compensation	2,524	2,018
State franchise tax	2,356	2,518
Intangible assets	125	146
Accrued expenses	405	125
Reserve for VISA litigation	781
Other	765	659

Gross assets	15,172	12,991

Net deferred tax assets—federal	12,782	11,360

State
Deferred tax liabilities:
Prepaid expenses	(106)	(76)
Depreciation	(20)	(49)
FHLB stock dividend	(125)

Gross liabilities	(251)	(125)

Deferred tax assets:
Loan and real estate loss allowances	2,545	2,331
Deferred compensation	782	625
Intangible assets	39	45
Reserve for VISA litigation	242
Other	362	237

Gross assets	3,970	3,238

Net deferred tax assets—state	3,719	3,113

Net deferred tax assets	$16,501	$14,473

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

5. INCOME TAXES (Continued)

        With respect to the net deferred tax assets recognized by the Company, management has concluded that these assets will be realized and that no valuation allowance was necessary.

        The provision for income taxes for the years ended December 31, 2007, 2006, and 2005, varied from the federal statutory tax rate for the following reasons (in thousands):

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$20,311	35.0%	$23,280	35.0%	$16,170	35.0%
State franchise taxes—net of federal income tax benefit	4,103	7.1	4,674	7.0	3,312	7.2
Other—net	6	0.0	138	0.2	113	0.2

Total	$24,420	42.1%	$28,092	42.2%	$19,595	42.4%

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company did not recognize an increase in the liability for unrecognized tax benefits as no material uncertain tax positions were identified. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

        The tax years 2003-2006 remain open to examination by the state and Federal taxing jurisdictions to which the Company's significant operations are subject. As of December 31, 2007, the Company does not believe that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

6. SUBORDINATED DEBENTURES

        Junior Subordinated Deferrable Debentures—During 2001, 2002, 2004, 2005, 2006, and 2007, the Company established First Regional Statutory Trusts I through VIII (collectively, the "Trusts"), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

6. SUBORDINATED DEBENTURES (Continued)

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

        The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. In addition to the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded, along with the junior subordinated debt, on the accompanying consolidated balance sheets in other assets and was $3,017,000 and $2,785,000 at December 31, 2007

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

6. SUBORDINATED DEBENTURES (Continued)

and 2006, respectively. The following table summarizes pertinent information related to the junior subordinated deferrable debentures issued by each Trust (in thousands):

Issuance Trust	Issuance Date	Principal Balance	Rate Type	Initial Rate	Rate at December 31, 2007	Maturity Date
First Regional Statutory Trust I	December 2001	$5,000	Variable	5.60%	—%	Paid off December 2006
First Regional Statutory Trust II	September 2002	7,500	Variable	5.22	—	Paid off September 2007
First Regional Statutory Trust III	March 2004	7,500	Variable	3.90	7.78	March 2034
First Regional Statutory Trust IV	December 2004	20,000	Variable	4.45	6.99	December 2034
First Regional Statutory Trust V	September 2005	20,000	Variable	5.49	6.47	September 2035
First Regional Statutory Trust VI	March 2006	30,000	Variable	6.48	6.49	September 2036
First Regional Statutory Trust VII	December 2006	5,000	Variable	7.20	6.84	December 2036
First Regional Statutory Trust VIII	September 2007	15,000	Variable	8.35	8.14	September 2037

7. COMMITMENTS AND CONTINGENCIES

        The Company had the following commitments and contingent liabilities as of December 31, 2007:

Undisbursed loans	$725,184,000
Standby letters of credit	27,404,000

        The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit as it does for making loans and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures. As of December 31, 2007 and 2006, the allowance for unfunded commitments and letters of credit amounted to $704,000 and $876,000, respectively. These amounts are included in accrued interest payable and other liabilities in the accompanying balance sheets.

        The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 100% matching of the first 3% of base compensation and 50% of the next 2%

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

7. COMMITMENTS AND CONTINGENCIES (Continued)

of base compensation that a participant contributes to the plan. Employer contributions are allocated as directed by the participants using the same allocation as the participants' contributions. The Company contributed approximately $529,000, $302,000, and $249,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

        As of December 31, 2007, the Bank had federal funds lines and unused lines of credit with other depository institutions of $19,000,000.

        The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2007 and 2006, there were $101,375,000 and $133,272,000, respectively, of merchant credit card deposit balances on hand.

        Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are noninterest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $5,383,000 and $45,487,000 at December 31, 2007 and 2006, respectively.

        The Bank is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including VISA USA, under a single holding company, Visa Inc. Visa Inc. intends to issue and sell a majority of its shares to the public in an initial public offering. Based upon the Bank's 0.04168% membership share of VISA USA and the accounting guidance under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, the Company recorded an indemnification liability and corresponding expense of $2,232,000 relating to pending litigation in antitrust lawsuits. Although Visa by-laws could require the Company to fund its proportionate share of this amount to Visa, it is anticipated that an escrow account established and funded through a multi-step funding mechanism during the planned initial public offering will be used to pay substantially all of the settlement. In the event this public offering occurs, the Company expects that the proceeds of the anticipated share redemption as a result of the planned initial public offering would more than offset this amount as well as other losses arising out of the litigation.

        The Bank has previously announced its intention to discontinue its program of providing custodial services to the third-party administrators of self-directed individual retirement accounts. The plan assets for which the Bank serves as custodian are expected to be transferred to the successor custodians in 2008. While no such occurrences are anticipated, a contingent liability exists for any plan assets held by the Bank which are missing, unlocatable, or otherwise unable to be transferred to the successor custodians. Since no such occurrences are anticipated, it is impossible to determine what, if any, contingent liability exists.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

7. COMMITMENTS AND CONTINGENCIES (Continued)

        As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank's Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

        During the year ended December 31, 2005, the Company recorded a charge of $1,033,000 reflected in other expenses to reserve for a receivable due from an outside service provider to the Bank's Merchant Services division. During 2007, the Bank entered into a full and final settlement of litigation and recovered $388,500 from the defendant in full settlement of the matter, which resulted in a charge of approximately $166,500 during 2007.

        In the normal course of business, the Company and its subsidiaries are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company's consolidated financial position or results of operations.

8. FEDERAL HOME LOAN BANK ADVANCES

        The Bank enters into short-term borrowing agreements with the Federal Home Loan Bank. The Bank had outstanding balances of $135,000,000 and $190,000,000 under these agreements at December 31, 2007 and 2006, respectively, with weighted-average interest rates of 4.20% and 5.39%, respectively. The average outstanding balance of short-term borrowings for 2007, 2006, and 2005 was $125,439,000, $163,992,000, and $115,717,000, respectively. The weighted-average interest rate during the year was 5.11%, 4.98%, and 3.27%, for 2007, 2006, and 2005, respectively. The maximum outstanding at any month-end was $175,000,000 during 2007, $230,000,000 during 2006, and $210,000,000 during 2005. All of the advances outstanding at December 31, 2007 mature in 2008. These advances are secured by loans available as collateral at the FHLB of $770,000,000 and $613,000,000 at December 31, 2007 and 2006, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

9. REGULATORY CAPITAL (Continued)

December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2007 and 2006, management believes the Bank meets the requirements to be categorized as "well capitalized" under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. At December 31, 2007 and 2006, the Bank had no brokered deposits. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

        A table showing the minimum capital ratios required for the Company and the Bank and the Company's and the Bank's actual capital ratios and actual capital amounts at December 31, 2007 and 2006, is as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital (to risk-weighted assets)
Company	$295,432	12.6%	$188,173	>8.0%	$235,217	>10.0%
Bank	274,243	11.7	187,999	8.0	234,998	10.0
Tier I capital (to risk-weighted assets)
Company	232,609	9.9	94,078	4.0	141,118	6.0
Bank	250,768	10.7	94,009	4.0	141,013	6.0
Tier I capital (to average assets)
Company	232,609	10.9	85,676	4.0	107,094	5.0
Bank	250,768	11.7	85,953	4.0	107,441	5.0
As of December 31, 2006:
Total capital (to risk-weighted assets)
Company	$258,762	12.2%	$170,098	>8.0%	$212,623	>10.0%
Bank	255,828	12.0	169,985	8.0	212,482	10.0
Tier I capital (to risk-weighted assets)
Company	196,349	9.2	85,092	4.0	127,637	6.0
Bank	234,328	11.0	84,978	4.0	127,468	6.0
Tier I capital (to average assets)
Company	196,349	9.6	82,154	4.0	102,693	5.0
Bank	234,328	11.8	79,366	4.0	99,207	5.0

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

9. REGULATORY CAPITAL (Continued)

        During July 2005, as a result of an examination by the FDIC and the California Department of Financial Institutions (DFI) of First Regional Bank (the Bank), the Bank had identified certain deficiencies and other concerns principally relating to the Bank Secrecy Act (BSA). At the same time, the Bank noted that it had taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. The Bank further noted that it believed that the Bank's corrective action had addressed the majority of such concerns. The Bank later announced that it had entered into an informal agreement with the FDIC and DFI with respect to such corrective action.

        At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC and DFI noted that the Bank had satisfactorily addressed the specific BSA concerns previously identified which were the subject of the informal agreement. However, at the same time, the FDIC focused on a previously unidentified BSA concern relating to the Bank's program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

        As a result, the Bank intends to resign as custodian from all individual retirement accounts administered by non-bank third parties, expected to be completed during the first quarter of 2008. While this will mean the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

        Notwithstanding the fact that the Bank expects all such accounts to be terminated in the near future, the FDIC has requested that the Bank enter into a cease and desist order, principally addressing the Bank's BSA duties in connection with such third party administered retirement accounts. While the Bank has questioned the need for such a cease and desist order, the Bank has concluded that it is advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the Company does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

        As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank's Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

10. EARNINGS PER SHARE RECONCILIATION

        The calculation of earnings per share for 2007, 2006, and 2005 is presented below.

	Year Ended December 31, 2007
	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic EPS—income available to common shareholders	$33,610,000	12,121,000	$2.77
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options(1)		860,000	(0.18)

Diluted EPS—income available to common shareholders	$33,610,000	12,981,000	$2.59

	Year Ended December 31, 2006
	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic EPS—income available to common shareholders	$38,336,000	12,165,000	$3.15
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options(1)		843,000	(0.20)

Diluted EPS—income available to common shareholders	$38,336,000	13,008,000	$2.95

	Year Ended December 31, 2005
	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic EPS—income available to common shareholders	$26,525,000	12,057,000	$2.20
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options(2)		819,000	(0.14)

Diluted EPS—income available to common shareholders	$26,525,000	12,876,000	$2.06

(1)
There were no options excluded from the dilutive EPS.

(2)
Excludes 13,000 weighted average options outstanding for the year ended December 31, 2005 for which the exercise price exceeded the average market price of the Company's common stock during the year.

11. STOCK COMPENSATION PLAN

        In May 2005, the Company adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions,

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

11. STOCK COMPENSATION PLAN (Continued)

primarily persons hired since the exhaustion of options available for grant under the Company's previous stock option plans. The Company's Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company's earnings. To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank. During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company's common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015. During August 2007, the Company granted options to buy up to 45,000 shares of the Company's common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2017. No stock options were granted in 2006.

        In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

        Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

        The Company had options outstanding granted under the plans at December 31, 2007, as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding—beginning of year	1,836	$5.93
Granted	45	23.84
Exercised	(27)	7.80
Cancelled

Outstanding—end of year	1,854	$6.34	5.11 years	$23,275

Vested or expected to vest at year-end	1,487	$5.86	4.85 years	$28,094

Exercisable at year-end	1,409	$4.68	4.84 years	$20,019

        The total intrinsic value of options exercised during 2007, 2006, and 2005 was $627,000, $918,000, and $1,748,000, respectively. The total fair value of shares vested during 2007, 2006, and 2005 was $847,000, $847,000, and $554,000, respectively.

        As of December 31, 2007, there was $1,444,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.05 years. The Company received $210,000, $233,000, and $266,000 cash from the exercise of stock options during 2007, 2006, and 2005, respectively.

        For the year ended December 31, 2007, stock based compensation expense reduced income before taxes by $596,000 and reduced net income by $345,000. This additional expense reduced both basic and diluted earnings per share by $0.03 for the year ended December 31, 2007. Cash provided by operating activities decreased by $263,000 and cash provided by financing activities increased by an identical amount for 2007 related to excess tax benefits from stock-based arrangements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

11. STOCK COMPENSATION PLAN (Continued)

        For the year ended December 31, 2006, stock-based compensation expense reduced income before taxes by $576,000 and reduced net income by $334,000. This additional expense reduced both basic and diluted earnings per share by $0.03 for the year ended December 31, 2006. Cash provided by operating activities decreased by $385,000 and cash provided by financing activities increased by an identical amount for 2006 related to excess tax benefits from stock-based compensation.

        The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R, in 2005 (in thousands except per-share amounts):

2005
Net income to common shareholders:
As reported	$26,525
Pro forma	26,202
Basic earnings per share:
As reported	$2.20
Pro forma	2.17
Diluted earnings per share:
As reported	$2.06
Pro forma	2.03

        The estimated fair value of options granted during May 2005 was $12.25 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.3%, and expected term of 10 years. The estimated fair value of options granted during July 2005 was $15.06 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 42%, risk-free interest rate of 4.6%, and expected term of 10 years. The estimated fair value of options granted during August 2007 was $13.32 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 35%, risk-free interest rate of 4.8% and expected term of 10 years.

        The expected term (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based upon historical volatility for a period equal to the stock option's expected term. The expected dividend yield is based upon the Company's prevailing dividend rate at the time of the grant. The risk-free rate is based on the U.S. Treasury strips in effect at the time of the grant equal to the stock options' expected term.

12. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        During 1998, the Company established an ESOP for eligible employees. Employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate. During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 450,000 shares of the Company's common stock. This loan matured

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

12. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (Continued)

during 2003 and was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company's contributions to the ESOP. The loan requires annual principal reductions of $150,000. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, Prime plus 0.5%, with interest of 7.75% at December 31, 2007. The outstanding principal balance of the ESOP loan at December 31, 2007 and 2006, was $113,000 and $262,000, respectively.

        Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 47,000 and 48,000 shares for the years ended December 31, 2007 and 2006, respectively.

        Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares allocated pro rata and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2007, 2006, and 2005, was $1,241,000, $1,490,000, and $1,154,000, respectively.

        At December 31, 2007 and 2006, unearned compensation related to the ESOP approximated $107,000 and $249,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. Based upon the market price of the Company's stock at December 31, 2007, the unearned shares of the ESOP have a cumulative fair value of $673,000.

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts (in thousands).

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$46,676	$46,676	$72,134	$72,134
Federal funds sold			103,860	103,860
Interest-bearing deposits in
financial institutions	7,042	7,042	5,020	5,020
Investment securities available
for sale	25,114	25,114	22,465	22,465
Federal Home Loan Bank
Stock	8,487	8,487	12,385	12,385
Loans	2,020,217	2,083,715	1,805,301	1,831,196
Accrued interest receivable	10,732	10,732	10,356	10,356
Liabilities:
Deposits:
Noninterest-bearing	418,220	418,220	468,547	468,547
Interest-bearing:
Time deposits	293,196	295,941	233,335	233,877
Money market and other deposits	1,009,661	1,009,661	925,877	925,877
Subordinated debentures	100,517	101,485	92,785	93,253
Federal funds purchased	20,955	20,955
Federal Home Loan Bank advances	135,000	135,000	190,000	190,000
Note payable	113	113	262	262
Accrued interest payable	2,517	2,517	2,266	2,266

        Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2007 and 2006.

        The fair values of cash and due from banks, federal funds sold, noninterest-bearing deposits, money market and other deposits, note payable, Federal funds purchased, FHLB advances, accrued interest receivable and payable, and Federal Home Loan Bank stock approximate their carrying value.

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

        No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $2,012,000 in 2007 and $14,000 in 2006 were not included in the fair value amounts because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

        The fair value of the junior subordinated deferrable debentures is estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14. DEPOSITS AND INTEREST EXPENSE

        A summary of interest expense on deposits for the years ended December 31, 2007, 2006, and 2005, is as follows (in thousands):

	2007	2006	2005
Money market savings/NOW account deposits	$38,047	$29,565	$11,138
Time deposits of $100,000 or more	6,059	4,449	2,292
Time deposits under $100,000	5,814	4,528	2,645
Savings deposits	205	277	149

	$50,125	$38,819	$16,224

        The maturities of time deposits as of December 31, 2007, are as follows (in thousands):

2008	$291,906
2009	1,216
2010	17
2011	57

$293,196

        The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2007 and 2006, was approximately $163,101,000 and $122,823,000, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $1,591,000 and $2,481,000 as of December 31, 2007 and 2006, respectively.

        The Bank's deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2007, approximately 2,100 accounts, representing 11% of deposit accounts, accounted for $1,338,999,000 of total deposits.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

15. OTHER OPERATING EXPENSES

        Included in other operating expenses for the years ended December 31, 2007, 2006, and 2005, are the following items (in thousands):

	2007	2006	2005
Professional services	$2,510	$2,065	$1,418
FDIC assessment	1,236	177	147
Reserve for VISA litigation	2,232
Reserve for litigation	166		1,033
Data processing fees	1,691	1,369	1,118
Equipment expense	1,665	1,356	1,060
General insurance	324	304	308
Stationery and supplies	500	510	407
Customer courier service	912	768	771
Telephone and postage	944	863	669
Other	6,387	5,704	4,096

Total	$18,567	$13,116	$11,027

16. ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

        In January 1999, the Bank established TAS that provides administrative services to self-directed retirement plans. As of December 31, 2007, TAS was the administrator of approximately $1,256,221,000 in retirement assets.

        Deposits held for TAS clients by the Bank represent approximately 7.14% of the Bank's total deposits as of December 31, 2007. The Bank paid interest of $1,127,000, $872,000, and $527,000 on deposits of TAS clients and received fees of $2,464,000, $2,428,000, and $2,193,000 from TAS clients during 2007, 2006, and 2005, respectively.

        The Bank established and commenced operation of the Trust and Investment Division in 2001. The Division is a full service trust department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2007, 2006, and 2005, the total assets under administration were $306,436,000, $243,215,000, and $264,873,000, respectively. Revenues were $2,084,000, $1,632,000, and $1,379,000, for 2007, 2006, and 2005, respectively. As of December 31, 2007, no Division assets were held on deposit with the Bank.

17. RELATED-PARTY TRANSACTIONS

        As of December 31, 2007 and 2006, deposits from directors, officers, and their affiliates amounted to $2,645,000 and $1,213,000, respectively.

        During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and the officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. The insured reimburses the Bank for the cost of this benefit each year.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

18. CONDENSED FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (In thousands)

BALANCE SHEETS

	December 31
	2007	2006
ASSETS:
Cash and due from banks	$17,283	$1,229
Investment in common stock of subsidiaries	252,821	234,071
Other assets	5,399	4,786

Total	$275,503	$240,086

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Subordinated debt	$100,517	$92,785
Other liabilities	367	291

Total liabilities	100,884	93,076
SHAREHOLDERS' EQUITY	174,619	147,010

TOTAL	$275,503	$240,086

STATEMENTS OF EARNINGS

	2007	2006	2005
Equity in net earnings of subsidiaries	$41,381	$45,360	$29,495
Interest on subordinated debentures	(7,095)	(6,259)	(2,726)
Stock compensation expense	(596)	(576)
Other expense—net	(80)	(189)	(244)

Net earnings	$33,610	$38,336	$26,525

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

18. CONDENSED FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (In thousands) (Continued)

STATEMENTS OF CASH FLOWS

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,610	$38,336	$26,525
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net earnings of subsidiaries	(41,381)	(45,360)	(29,495)
Other operating activities—net	(832)	(1,335)	(1,672)
Tax benefit from stock options exercised	(263)	(385)	734
Stock compensation costs	596	576	—

Net cash used in operating activities	(8,270)	(8,168)	(3,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Bank	26,000	—	—
Investment in Trusts	(635)	(928)	(619)
Investment in Securities Company	(2,000)	—	—
Investment in Bank	—	(26,400)	(16,200)

Net cash provided by (used in) investing activities	23,365	(27,328)	(16,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	1,192	1,445	1,090
Stock options exercised	210	233	266
Tax benefit from stock options exercised	263	385	—
Common stock repurchased and retired	(8,438)	—	—
Increase in subordinated debt	7,732	30,928	20,619

Net cash provided by financing activities	959	32,991	21,975

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,054	(2,505)	1,248
CASH AND CASH EQUIVALENTS—Beginning of year	1,229	3,734	2,486

CASH AND CASH EQUIVALENTS—End of year	$17,283	$1,229	$3,734

19. SEGMENT REPORTING

        Management has evaluated the Company's overall operation and determined that its business consists of certain reportable business segments as of December 31, 2007, 2006, and 2005: core banking operations, the administrative services in relation to TAS, and Trust Services. The following describes these three business segments:

        Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment's primary sources of revenue are interest income from loans and

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

19. SEGMENT REPORTING (Continued)

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

        Total assets of TAS at December 31, 2007 and 2006, were $1,110,000 and $842,000, respectively, and total assets of Trust Services at December 31, 2007 and 2006, were $96,000 and $31,000, respectively. The remaining assets reflected on the consolidated balance sheets of the Company are associated with the core banking operations.

        A table showing the net income (loss) for the core banking operations, administrative services, and the trust services for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2007
Net interest income	$107,811	$—	$—	$107,811
Provision for loan losses	2,622	—	—	2,622
Other operating income	6,873	2,464	2,084	11,421
Other operating expenses	54,524	2,868	1,188	58,580
Provision for income taxes	24,214	(170)	376	24,420

Net income (loss)	$33,324	$(234)	$520	$33,610

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2006
Net interest income	$108,492	$—	$—	$108,492
Provision for loan losses	4,328	—	—	4,328
Other operating income	4,247	2,428	1,632	8,307
Other operating expenses	43,526	1,485	1,032	46,043
Provision for income taxes	27,444	396	252	28,092

Net income	$37,441	$547	$348	$38,336

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

19. SEGMENT REPORTING (Continued)

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2005
Net interest income	$83,447	$—	$—	$83,447
Provision for loan losses	5,695	—	—	5,695
Other operating income	2,852	2,193	1,379	6,424
Other operating expenses	36,490	668	898	38,056
Provision for income taxes	18,752	641	202	19,595

Net income	$25,362	$884	$279	$26,525

        In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Net interest income	$26,526	$26,684	$27,802	$26,799
Provision for loan losses	—	300	900	1,422
Net income	8,991	8,644	8,073	7,902
Basic earnings per common share	0.74	0.71	0.67	0.65
Diluted earnings per common share	0.69	0.66	0.62	0.62
2006
Net interest income	$25,774	$26,923	$27,812	$27,983
Provision for loan losses	2,391	1,500		437
Net income	8,484	9,593	10,039	10,220
Basic earnings per common share	0.70	0.79	0.82	0.84
Diluted earnings per common share	0.66	0.74	0.77	0.78

21. RESTATEMENT

        Subsequent to the issuance of the Company's 2006 consolidated financial statements, the Company identified a classification error in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 where the Company classified the purchase of CRA investments as an operating activity rather than an investing activity. The following summarizes the effects of the

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2007

21. RESTATEMENT (Continued)

restatement on the consolidated statements of cash flows for the years ended December 31, 2006 and 2005:

	Year ended December 31, 2006		Year ended December 31, 2005
Statement of Cash Flows	As Restated	Previously Reported	As Restated	Previously Reported
Increase in accrued interest receviables and other assets	$(2,991)	$(12,058)	$(2,823)	$(5,823)
Net cash provided by operating activities	40,973	31,906	29,213	26,213
Purchases of CRA investments included in other assets	(9,067)	—	(3,000)	—
Net cash used in investing activities	(153,322)	(144,255)	(556,061)	(553,061)
Increase (decrease) in cash and cash equivalents	108,030	108,030	(51,541)	(51,541)

        As noted in the table above, this restatement does not change the overall increase (decrease) in cash & cash equivalents for the years ended December 31, 2006 and 2005.

******

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
4.1
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 15, 2037, dated as of September 25, 2007, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on October 1, 2007 and incorporated herein by reference
4.2
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 2037 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1, above), filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on October 1, 2007 and incorporated herein by reference
4.3
Amended and Restated Declaration of Trust, dated as of September 25, 2007, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on October 1, 2007 and incorporated herein by reference
4.4
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 15, 2036, dated as of December 14, 2006, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference
4.5
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 15, 2036 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007)
4.6
Amended and Restated Declaration of Trust, dated as of December 14, 2006, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference
4.7
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due June 15, 2036, dated as of March 30, 2006, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference
4.8
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due June 15, 2036 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006)

4.9
Amended and Restated Declaration of Trust, dated as of March 30, 2006, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference
4.10
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due September 2035, dated as of September 28, 2005, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference
4.11
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due September 2035 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005)
4.12
Amended and Restated Declaration of Trust, dated as of September 28, 2005, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference
4.13
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due December 2034, dated as of December 15, 2004, between First Regional Bancorp, as issuer, and Wilmington Trust Company, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.14
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due December 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.1 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004)
4.15
Amended and Restated Declaration of Trust, dated as of December 15, 2004, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
4.16
Indenture governing First Regional Bancorp's Floating Rate Junior Subordinated Deferrable Interest Debentures Due March 2034, dated as of March 17, 2004, between First Regional Bancorp, as issuer, and U.S. Bank National Association, as debenture trustee, filed as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004, and incorporated herein by reference
4.17
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due March 2034 (incorporated by reference to Exhibit A to the indenture included as Exhibit 4.2 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004)
4.18
Amended and Restated Declaration of Trust, dated as of March 17, 2004, by and among U.S. Bank National Association, as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.6 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference

10.1
Guarantee Agreement, dated as of September 25, 2007, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on October 1, 2007 and incorporated herein by reference
10.2
Guarantee Agreement, dated as of December 14, 2006, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on February 1, 2007 and incorporated herein by reference
10.3
Guarantee Agreement, dated as of March 30, 2006, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference
10.4
Guarantee Agreement, dated as of September 28, 2005, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on September 29, 2005, and incorporated herein by reference
10.5
Guarantee Agreement, dated as of December 15, 2004, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on December 17, 2004 and incorporated herein by reference
10.6
Guarantee Agreement, dated as of March 17, 2004, by and between First Regional Bancorp, as guarantor, and U.S. Bank National Association, as guarantee trustee, filed as Exhibit 10.1 to the Current Report on Form 8-K of First Regional Bancorp filed on April 1, 2004 and incorporated herein by reference
10.7	First Regional Bancorp 2005 Stock Option Plan, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on June 2, 2005, and incorporated herein by reference
10.8
Form of Stock Option Agreement under First Regional Bancorp's 2005 Stock Option Plan filed as Exhibit 10.7 to the Annual Report of First Regional Bancorp filed on March 16, 2006 and incorporated herein by reference
10.9
1999 Stock Option Plan of First Regional Bancorp, included in Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 29, 2002, and incorporated herein by reference
10.10
Form of Stock Option Agreement under First Regional Bancorp's 1999 Stock Option Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference
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
10.16		Form of First Regional Bancorp Indemnity Agreement, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
10.17		Form of First Regional Bank Indemnity Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
21	*	Subsidiaries of the Registrant
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Executive Officer
31.2	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32.0	*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*
Filed herewith

QuickLinks

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE SHEET
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006 (In thousands, except share data)
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands, except per-share data)
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands, except share data)
FIRST REGIONAL BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands)
FIRST REGIONAL BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
BALANCE SHEETS
STATEMENTS OF EARNINGS
STATEMENTS OF CASH FLOWS
EXHIBIT INDEX