Form 10-Q
period 2008-03-31
FIRST REGIONAL BANCORP
filed 2008-05-12
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,814,716
Class	Outstanding on May 9, 2008

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents
Cash and due from banks	$36,301	$46,676
Federal funds sold	1,280	0
Total cash and cash equivalents	37,581	46,676

Investment securities, available for sale, at fair value (with amortized cost of $24,745 in 2008 and $24,856 in 2007)	25,135	25,114
Interest-bearing deposits in financial institutions	7,043	7,042
Federal Home Loan Bank stock – at cost	15,322	8,487
Loans, net of allowance for losses of $33,580 in 2008 and $22,771 in 2007	2,166,153	2,020,217
Premises and equipment, net of depreciation and amortization of $5,405 in 2008 and $5,076 in 2007	5,374	5,438
Accrued interest receivable and other assets	64,493	61,341
Total Assets	$2,321,101	$2,174,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$400,099	$418,220
Interest bearing:
Other deposits	61,746	58,173
Money market deposits	920,613	951,488
Time deposits	313,450	293,196
Total deposits	1,695,908	1,721,077

Federal funds purchased	0	20,955
Federal Home Loan Bank advances	326,000	135,000
Note payable	75	113
Accrued interest payable and other liabilities	20,790	22,034
Subordinated debentures	100,517	100,517
Total Liabilities	2,143,290	1,999,696

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common Stock – no par value; authorized 150,000,000 shares; Outstanding 11,815,000 (2008) and 11,926,000 (2007)	44,444	46,096
Unearned ESOP shares; 24,000 (2008) and 36,000 (2007)	(71)	(107)
Total common stock-no par value; outstanding 11,791,000 (2008) and 11,890,000 (2007)	44,373	45,989
Retained earnings	133,212	128,480
Accumulated other comprehensive income, net of tax	226	150
Total Shareholders’ Equity	177,811	174,619

Total Liabilities and Shareholders’ Equity	$2,321,101	$2,174,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Interest on loans	$40,296	$40,938
Interest on investment securities	359	237
Interest on deposits in financial institutions	72	59
Interest on federal funds sold	68	91
Total interest income	40,795	41,325

INTEREST EXPENSE:
Interest on deposits	11,067	11,523
Interest on subordinated debentures	1,616	1,683
Interest on FHLB advances	1,708	1,595
Interest on other borrowings	8	6
Total interest expense	14,399	14,807

Net interest income	26,396	26,518

PROVISION FOR LOAN LOSSES	10,790	0

Net interest income after provision for loan losses	15,606	26,518

OTHER OPERATING INCOME:
Customer service fees	1,924	1,495
Other – net	3,247	872
Total other operating income	5,171	2,367

OTHER OPERATING EXPENSES:
Salaries and related benefits	9,486	9,021
Occupancy expense	969	819
Equipment expense	433	373
Promotion expense	136	131
Professional service expense	850	782
Customer service expense	458	542
Supplies and communication expense	389	352
Other	(179)	1,299
Total other operating expenses	12,542	13,319

Income before provision for income taxes	8,235	15,566

PROVISION FOR INCOME TAXES	3,500	6,575

NET INCOME	$4,735	$8,991

EARNINGS PER SHARE (Note 5)
Basic	$0.40	$0.74
Diluted	$0.37	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007 as Restated (See Note 9)
OPERATING ACTIVITIES
Net Income	$4,735	$8,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,790	0
Depreciation and amortization	329	243
Amortization of investment securities premiums and discounts – net	7	42
Stock compensation costs	116	144
Federal Home Loan Bank stock dividends	(118)	(186)
Net gain on sale/disposal of premises and equipment	0	(108)
Net loss on sale of investment security	0	29
Decrease in accrued interest receivable and other assets	79	137
(Decrease) increase in accrued interest payable and other liabilities	(1,219)	3,610
Excess tax benefit from stock options exercised	(25)	(255)
Net cash provided by operating activities	14,694	12,647

INVESTING ACTIVITIES
Net increase in interest–bearing deposits in financial institutions	(1)	0
Purchases of investment securities	(247)	(5,257)
Proceeds from maturities of investment securities	352	2,482
(Purchase) redemption of Federal Home Loan Bank stock	(6,717)	1,624
Net increase in loans	(156,726)	(18,225)
Purchase of CRA investments included in other assets	(3,287)	(388)
Proceeds from sale of premises and equipment	0	108
Purchases of premises and equipment	(265)	(750)
Net cash used in investing activities	(166,891)	(20,406)

FINANCING ACTIVITIES
Decrease in non-interest bearing deposits and other interest bearing deposits	(45,423)	(37,137)
Net increase(decrease) in time deposits	20,254	(3,693)
Decrease in note payable	(38)	(37)
(Decrease) increase in Federal Home Loan Bank advances	191,000	(20,000)
Decrease in federal funds purchased	(20,955)	0
Stock options exercised	12	124
Excess tax benefit from stock options exercised	25	255
Common stock repurchased and retired	(1,978)	0
Common stock issued	205	371
Net cash provided (used by) by financing activities	143,102	(60,117)

Decrease in cash and cash equivalents	(9,095)	(67,876)

Cash and cash equivalents, beginning of period	46,676	175,994

Cash and cash equivalents, end of period	37,581	$108,118

Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,349	$14,883
Income taxes paid	$800	$2,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods.  Interim results may not be indicative of annual operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2007 annual report on Form 10-K.

NOTE 2: Recent Accounting Pronouncements

EITF 06-4 – In September 2006, the EITF issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee’s postretirement period.  EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  The adoption of this guidance has not had a material impact to the Company’s condensed consolidated financial statements.

SFAS No. 157 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively.  The adoption of this guidance has not had a material impact to the Company’s condensed consolidated financial condition and results of operations.

SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R), which replaces FASB Statement No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 and applies to all transactions or other events in which the Company obtains control in one or more businesses.  Management will assess transactions on a case-by-case basis as they occur.

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  This Statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

NOTE 3: Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Balance – beginning of year	$22,771	$20,624
Provision for loan losses	10,790
Loans charged off
Allowance for unfunded loan commitments and lines of credit	19	(9)
Recoveries on loans previously charged off		79

Balance – end of period	$33,580	$20,694

Management believes the allowance for loan losses as of March 31, 2008, is adequate to absorb losses inherent in the loan portfolio. Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At March 31, 2008 and December 31, 2007, the recorded investment in impaired loans was $49,461,000 and $2,012,000, with specific reserves of $9,579,000 and $20,000,

respectively. All loans for which impairment had been recognized had a related specific reserve at March 31, 2008 and December 31, 2007.

The average recorded investment in impaired loans during the quarter ended March 31, 2008 and 2007 was $16,131,000, and $26,000, respectively. No interest income on impaired loans was recognized for cash payments received in the first quarter of 2008 or 2007.  Forgone interest on impaired loans is not material to the results of operations of the Company.

NOTE 4: Fair Value Disclosures

SFAS No. 157 was implemented by the Company effective January 1, 2008.  SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3:  Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics.  Level 1 securities include both U.S. Treasury and U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities.

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral, when available, or estimates using Level 3 inputs based on internally customized valuation criteria.  As of March 31, 2008 all fair value adjustments to collateral dependent loans were recorded based on estimates of the underlying fair value of the collateral using Level 3 inputs based on internally customized valuation criteria.

The balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$25,135	$1,246	$23,889

The balances of financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired Loans	$38,170	$38,170	$(8,516)

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include long-lived assets and foreclosed assets.  SFAS No. 157 is applicable to these fair value measurements beginning January 1, 2009.

NOTE 5: Earnings per Share and Stock Based Compensation

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

	Three Months Ended March 31, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,735,000	11,812,000	$0.40

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options(1)		899,000	(0.03)

Diluted EPS
Income available to common shareholders	$4,735,000	12,711,000	$0.37

	Three Months Ended March 31, 2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$8,991,000	12,216,000	$0.74

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options(2)		863,000	(0.05)

Diluted EPS
Income available to common shareholders	$8,991,000	13,079,000	$0.69

(1)                                Excludes 200,000 weighted average options outstanding for the three months ended March 31, 2008 for which the exercise price exceeded the average market price of the Company’s common stock during the period.

(2)                                There were no options excluded from the dilutive EPS.

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans.  The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  To date, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank.  During both August 2007 and February 2008, the Company granted options to buy up to 45,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2017 and 2018, respectively.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of March 31, 2008 and changes during the 3-month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1, 2008	1,854	$6.34

Granted	45	16.70
Exercised	(4)	2.92
Cancelled	—	—

Outstanding – March 31, 2008	1,895	$6.59	4.99 years	$18,588

Vested or expected to vest at March 31,2008	1,513	$6.07	4.88 years	$24,809

Exercisable at March 31, 2008	1,451	$4.62	4.53 years	$17,094

The total intrinsic value of options exercised during the three month periods ended March 31, 2008 and 2007 was $61,000 and $607,000, respectively.  The total fair value of shares vested during the three month periods ended both March 31, 2008 and 2007 was $49,000.

As of March 31, 2008, there was $1,948,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.89 years.  The Company received $12,000 and $124,000 cash from the exercise of stock options during the three-month periods ended March 31, 2008 and March 31, 2007, respectively.

For the three month period ended March 31, 2008, stock based compensation expense reduced income before taxes by $116,000 and reduced net income by $67,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 31, 2008.  Cash provided by operating activities decreased by $25,000 and cash provided by financing activities increased by an identical amount for the first quarter 2008 related to excess tax benefits from stock-based arrangements.

For the three-month period ended March 31, 2007, stock based compensation expense reduced income before taxes by $144,000 and reduced net income by $84,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 31, 2007.  Cash provided by operating activities decreased by $255,000 and cash provided by financing activities increased by an identical amount for the first quarter 2007 related to excess tax benefits from stock-based arrangements.

NOTE 6: Commitments and Contingencies

As of March 31, 2008, the Bank had a total of $13,258,000 standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 7: Comprehensive Income

The Company’s comprehensive income includes all items, which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three month periods ended March 31, 2008 and 2007, the Company’s comprehensive income, net of taxes, was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in Thousands)

Net income	$4,735	$8,991
Other comprehensive income	76	226

Total comprehensive income	$4,811	$9,217

NOTE 8: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of March 31, 2008 and 2007:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California.  This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits.  This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses.  Core banking operations also includes the Bank’s merchant services operations, which provides credit card deposits and clearing services to retailers and other credit card accepting businesses and which generates fee income.

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

Total assets of TAS at March 31, 2008 and December 31, 2007 were $1,386,000 and $1,110,000 respectively, and total assets of Trust Services at March 31, 2008 and December 31, 2007 were $89,000 and $96,000, respectively.  The remaining assets reflected on the condensed consolidated balance sheets of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Month Period Ended March 31, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$26,396	—	—	$26,396
Provision for loan losses	10,790	—	—	10,790
Other operating income	3,965	$607	$599	5,171
Other operating expenses	11,507	735	300	12,542
Provision (benefit) for income taxes	3,428	(54)	126	3,500

Net income (loss)	$4,636	$(74)	$173	$4,735

	Three Month Period Ended March 31, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$26,518			$26,518
Provision for loan losses	0			0
Other operating income	1,292	$563	$512	2,367
Other operating expenses	12,344	670	305	13,319
Provision (benefit) for income taxes	6,533	(45)	87	6,575

Net income (loss)	$8,933	$(62)	$120	$8,991

In addition, the operations of Administrative Services positively affect the results of core banking operations by providing a low-cost source of deposits.

Note 9: RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2007, the Company identified a classification error in the condensed consolidated statement of cash flows for the three months ended March 31, 2007 where the Company classified the purchase of CRA investments as an operating activity rather than an investing activity. The following summarizes the effects of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2007:

	Three Months ended March 31, 2007
Statement of Cash Flows	As Restated	Previously Reported
Decrease (increase) in accrued interest receivables and other assets	$137	$(251)
Net cash provided by operating activities	12,647	12,259
Purchases of CRA investments included in other assets	(388)	—
Net cash used in investing activities	(20,406)	(20,018)
Decrease in cash and cash equivalents	(67,876)	(67,876)

As noted in the table above, this restatement does not change the overall decrease in cash & cash equivalents for the three months ended March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp did not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1.  Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.  In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans.  Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses.

As of March 31, 2008 total assets were $2,321,101,000 compared to $2,174,315,000 at December 31, 2007, an increase of $146,786,000 or 6.8% and the March 31, 2008 asset level represents an increase compared to the $2,027,235,000 that existed on the same date in 2007.  Total deposits decreased by $25,169,000 or 1.5% from $1,721,077,000 at the end of 2007 to $1,695,908,000 at March 31, 2008.  Overall deposits decreased with deposit growth in time and other deposits and deposit reductions in non-interest bearing and money market deposits.  There were several changes in the composition of the Bank’s assets during the first quarter of 2008.  The Bank’s core loan portfolio grew by $145,936,000 during the three-month period, bringing the Bank’s total loans, net of allowance for losses, to $2,166,153,000 at March 31, 2008 from the December 31, 2007 total of $2,020,217,000.  The combined effect of the increase in loans and the decrease in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $21,000, while cash and cash equivalents (cash and due from banks and Federal funds sold) decreased by $9,095,000.

The Company earned net income of $4,735,000 in the first quarter of 2008, compared to earnings of $8,991,000 in the three months ended March 31, 2007.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2007, in the first three months of 2008 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first three months of 2008.

Total interest income decreased by $530,000 (1.3%) for the three months ended March 31, 2008 compared to the same period in 2007 although total average earning assets were higher (16.5%) in 2008 than in 2007.  The majority of the decrease in interest income arises from a substantial decrease of $642,000 (1.6%) in interest on loans from $40,938,000 for the three months ended March 31, 2007 compared to $40,296,000 for the same period in 2008. Although interest income decreased, it was mitigated by an increase in the loan portfolio of $342,627,000 (18.8%) from March 31, 2007 to March 31, 2008, interest income was primarily affected by the Federal Reserve’s series of interest rate decreases.  For the three months ended March 31, 2008, interest expense on deposits decreased by $456,000 (4.0%) to $11,067,000 from the 2007 level of $11,523,000 despite an increase in total deposits of $108,979,000 (6.9%) from March 31, 2007 to March 31, 2008.  The increases in deposits were primarily in money market deposits and time deposits, while other deposits also showed increases and non-interest bearing demand deposit accounts decreased.  For the three months ended March 31, 2008, interest expense on subordinated debentures decreased by $67,000 (4.0%) to $1,616,000 from the 2007 level of $1,683,000 due to a decrease in interest rates during the period.  For the three months ended March 31, 2008 interest expense on FHLB advances increased by $113,000 (7.1%) to $1,708,000 from the 2007 level of $1,595,000 due to a combination of an increase of $156,000,000 in FHLB advances at March 31, 2008 compared to March 31, 2007 and a decrease in interest rates during the period.  The net result was a decrease in net interest income of $122,000 (0.5%), from $26,518,000 in the first quarter of 2007 to $26,396,000 for the first three months of 2008.

Interest Rates and Interest Differential

The following table sets forth the daily average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31
	2008			2007
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest earning assets:

Loans (1)	$2,129,698	$40,296	7.61%	$1,831,040	$40,938	9.07%

Investment securities	28,232	359	5.11%	23,550	237	4.08%

Interest bearing deposits in financial institutions	7,036	72	4.12%	5,004	59	4.78%

Federal funds sold	8,827	68	3.10%	6,765	91	5.46%

Total Interest Earning Assets	$2,173,793	$40,795	7.55%	$1,866,359	$41,325	8.98%

	For the Three Month Period Ended March 31
	2008			2007
	Average Balance	Interest Expense	Yield/ Rate %	Average Balance	Interest Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$60,522	$266	1.77%	$55,609	$325	2.37%

Money market accounts	961,673	7,283	3.05%	873,343	8,315	3.86%

Time deposits	302,063	3,518	4.68%	231,273	2,883	5.06%

Subordinated debentures	100,517	1,616	6.47%	92,785	1,683	7.36%

FHLB advances	221,780	1,708	3.10%	118,578	1,595	5.46%

Other borrowings	734	8	4.38%	407	6	5.98%

Total Interest Bearing Liabilities	$1,647,289	$14,399	3.52%	$1,371,995	$14,807	4.38%

(1)

This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $25,194,000 in 2008 and $21,507,000 in 2007 and is not net of deferred loan fees, which had an average balance in the first quarter of $7,397,000 in 2008 and $7,563,000 in 2007.

(2)	Includes loan fees in the first quarter of $2,273,000 in 2008 and $2,668,000 in 2007.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended March 31,
	2008	2007
	(Dollars in Thousands)

Total interest income (1)	$40,795	$41,325
Total interest expense	14,399	14,807
Net interest earnings	$26,396	$26,518

Average interest earning assets	$2,173,793	$1,866,359
Average interest bearing liabilities	$1,647,289	$1,371,995
Net yield on average interest earning assets	4.88%	5.76%

(1)                                  Includes loan fees in the first quarter of $2,273,000 in 2008 and $2,668,000 in 2007.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended March 31, 2008 over 2007
	Volume	Rate	Net
	(Dollars in Thousands)

Interest Income (1)
Loans (2)	$26,558	$(27,200)	$(642)
Interest bearing deposits in financial institutions	42	(29)	13
Investment securities	54	68	122
Federal funds sold	55	(78)	(23)
Total interest earning assets	$26,709	$(27,239)	$(530)

Interest Expense (1)
Other deposits	$31	$(90)	$(59)
Money market	949	(1,981)	(1,032)
Time	835	(200)	635
Subordinates debentures	148	(215)	(67)
FHLB advances	224	(111)	113
Other borrowings	3	(1)	2
Total interest bearing liabilities	$2,190	$(2,598)	$(408)

(1)

The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Includes loan fees in the first quarter of $2,273,000 in 2008 and $2,668,000 in 2007.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is intended to reflect the known and unknown risks, which are inherent in a loan portfolio.  The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions.  The allowance for loan losses is increased by provisions for loan losses, and is decreased by net charge-offs.  Management believes the allowance for loan losses is adequate in relation to both existing and potential risks in the loan portfolio.

In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

The first major element includes a detailed analysis of the loan portfolio in two phases.  The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  Individual loans are reviewed to identify loans for impairment.  A loan is impaired when principal and interest are not expected to be collected in accordance with the original contractual terms of the loan.  Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists).  Upon measuring the impairment, the Bank will insure an appropriate level of allowance is present or established.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $33,580,000 and $22,771,000 (or 1.53% and 1.11% of gross outstanding loans) at March 31, 2008 and December 31, 2007, respectively.  There was a $10,790,000 total provision for loan losses, including $9,035,000 related to impaired loans, during the three-month period ended March 31, 2008, compared to no provision for the same period of 2007.  For the three months ended March 31, 2008 and 2007, the Company generated no net loan charge-offs.  The Company had loan recoveries of $-0- and $79,000 during the three months ended March 31, 2008 and 2007, respectively.

For the quarter ended March 31, 2008, the Company has identified nine loans having an aggregate average balance of $16,131,000 which it concluded were impaired under SFAS No. 114.  By comparison, for the quarter ended March 31, 2007, the Company had identified loans having an aggregate average balance of $26,000, which it concluded were impaired under SFAS No. 114.  The total of impaired loans, primarily secured by first deeds of trust on real estate, at March 31, 2008 was $49,461,000.  The Company’s policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full and to establish a loss reserve for each of the loans which at March 31, 2008 totaled $9,579,000 for the loans as a group.

OTHER OPERATING INCOME

Other operating income rose to $5,171,000 in the first quarter of 2008 from $2,367,000 in the three months ended March 31, 2007.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc., which results in the majority of the increase in other operating income over the first quarter of 2007.  The Bank’s Trust Administration Services division that provides administrative and custodial services to self-directed retirement plans, had revenue which increased from $563,000 in first quarter of 2007 to $607,000 in the first quarter of 2008. The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $599,000 in first quarter of 2008 and $512,000 in first quarter of 2007.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that increased to $397,000 for the three months ended March 31, 2008 in contrast with $134,000 in the corresponding period of 2007.  During the first three months of 2008, no gains or losses on sales of premises and equipment were realized.  In contrast, during the first three months of 2007 gains of $108,000 and no losses on sales of premises and equipment were realized.  No gains or losses on securities sales were realized in the first quarter of 2008.  In comparison, no gains and $29,000 in losses on securities sales were realized in the first quarter of 2007.

OTHER OPERATING EXPENSES

Overall, other operating expenses decreased in the first quarter of 2008 compared to the same period of 2007.  Other operating expenses decreased to a total of $12,542,000 for the first quarter of 2008 from $13,319,000 for the three months ended March 31, 2007.  Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

Salary and related benefits increased by $465,000, rising from a total of $9,021,000 for the first quarter of 2007 to $9,486,000 for the same period in 2008. The increase in this expense category principally reflects the increases in staffing in the main office and the regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  The total of all other operating expenses declined in 2008 compared to the prior year, decreasing from $4,298,000 for the first quarter of 2007 to $3,056,000 for the first three months of 2008.  Included in all other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

During the fourth quarter of 2007, the Company recorded a charge of $2,232,000 for its share of contingent liabilities relating to settlement of lawsuits by Visa Inc.  This charge was reversed in the first quarter of 2008 after the successful completion of the Visa Inc. IPO, where a portion of the proceeds from the IPO funded an escrow account expected to be used for litigation settlement/claims, reducing all other operating expenses.

The combined effects of the above-described factors resulted in income before taxes of $8,235,000 for the three months ended March 31, 2008 compared to $15,566,000 for the first quarter of 2007.  In the first quarter, the Company’s provision for taxes decreased from $6,575,000 in 2007 to $3,500,000 in 2008.  This brought net income for the first quarter of 2008 to $4,735,000 compared to $8,991,000 for the same period in 2007.

Investment Securities

The amortized cost and estimated fair values of securities available for sale as of March 31, 2008 and December 31, 2007 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

March 31, 2008
U. S. Treasury securities	$248	$—	$—	$248
U. S. government sponsored enterprise debt securities	24,497	513	(123)	24,887

	$24,745	$513	$(123)	$25,135

December 31, 2007
U. S. Treasury securities	$249	$—	$—	$249
U. S. government sponsored enterprise debt securities	24,607	290	(32)	24,865

	$24,856	$290	$(32)	$25,114

LOAN PORTFOLIO

The loan portfolio consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)

Commercial loans	$264,038	$255,077
Real estate constructions loans	654,537	591,334
Real estate loans	1,283,438	1,199,070
Government guaranteed loans	1,923	2,661
Other loans	3,089	2,412

Total Loans	2,207,025	2,050,554

Less – Allowances for loan losses	(33,580)	(22,771)
Deferred loan fees	(7,292)	(7,566)

Net Loans	$2,166,153	$2,020,217

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

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At March 31, 2008 and December 31, 2007, the Company had $1,018,890,000 and $976,808,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $153,000,000, as of March 31, 2008.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest bearing deposits in financial institutions) stood at 4.1% of total deposits at March 31, 2008.  This level represents a decrease from the 4.6% liquidity level, which existed on December 31, 2007.  In addition, at March 31, 2008, some $1,923,000 of the Bank’s total loans consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 127.7% and 117.4% as of March 31, 2008 and December 31, 2007, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short- and long-term funding.  Borrowings from the FHLB were $326,000,000 at March 31, 2008 and were secured by loans available as collateral at the FHLB.  As of March 31, 2008, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $76,000,000.

Total shareholders’ equity was $177,811,000 and $174,619,000 as of March 31, 2008 and December 31, 2007, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	March 31, 2008	December 31, 2007

Leverage Ratio (Tier I Capital To Average Assets:
Regulatory requirement	4.00%	4.00%
Company	10.54%	10.86%
Bank	11.37%	11.67%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	March 31, 2008	December 31, 2007

Tier I Capital to Risk Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	9.48%	9.89%
Bank	10.34%	10.67%

	March 31, 2008	December 31, 2007

Total Capital To Average Assets:
Regulatory requirement	8.00%	8.00%
Company	12.27%	12.56%
Bank	11.48%	11.67%

At March 31, 2008, the Company and the Bank meet all applicable capital ratio standards and believe that they will continue to meet all applicable capital standards.

During July 2005, as a result of an examination by the FDIC and the California Department of Financial Institutions (DFI) of First Regional Bank (the Bank), the Bank had identified certain deficiencies and other concerns principally relating to the Bank Secrecy Act (BSA). At the same time, the Bank noted that it had taken corrective action directed toward achieving full compliance with BSA and addressing the other concerns so identified. The Bank further noted that it believed that the Bank’s corrective action had addressed the majority of such concerns. The Bank later announced that it had entered into an informal agreement with the FDIC and DFI with respect to such corrective action.

At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC and DFI noted that the Bank had satisfactorily addressed the specific BSA concerns previously identified which were the subject of the informal agreement. However, at the same time, the FDIC focused on a previously unidentified BSA concern relating to the Bank’s program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

As a result, the Bank resigned as custodian from all individual retirement accounts administered by non-bank third parties during the first quarter of 2008 and will complete the process of terminating these accounts in the second quarter of 2008. While this will mean the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

Notwithstanding the fact that the Bank expects all such accounts to be terminated in the near future, the Bank enter into a cease and desist order with the FDIC, principally addressing the Bank’s BSA duties in connection with such third party administered retirement accounts. While the Bank questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the Company does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

As previously noted, the third party administered IRA account program being terminated is separate and apart from the Bank’s Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2008.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at March 31, 2008 and at December 31, 2007. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Debentures must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the Debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2008, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-
	Floating	Less than	but less than	but less than	but less than	Five years	interest earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$1,280	$0	$0	$0	$0	$0	$0	$1,280
Interest-bearing deposits in financial institutions	0	0	7,043	0	0	0	0	7,043
Investment securities	0	0	1,247	0	2,667	21,221	0	25,135
Subtotal	1,280	0	8,290	0	2,667	21,221	0	33,458

Loans, net of allowance for losses	2,009,905	125	6,550	130	146,690	2,753	0	2,166,153
Total earning assets	2,011,185	125	14,840	130	149,357	23,974	0	2,199,611

Cash and due from banks	0	0	0	0	0	0	36,301	36,301
Premises and equipment	0	0	0	0	0	0	5,374	5,374
Other real estate owned	0	0	0	0	0	0	0	0
Federal Home Loan Bank stock	15,322	0	0	0	0	0	0	15,322
Other assets	0	0	15,000	0	0	0	49,493	64,493
Total non-earning assets	15,322	0	15,000	0	0	0	91,168	121,490

Total assets	$2,026,507	$125	$29,840	$130	$149,357	$23,974	$91,168	$2,321,101

Federal Home Loan Bank advances	$0	$326,000	$0	$0	$0	$0	$0	$326,000
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	0	326,000	0	0	0	0	0	326,000

Other deposits	61,746	0	0	0	0	0	0	61,746
Money market deposits	920,613	0	0	0	0	0	0	920,613
Time deposits	0	71,140	135,388	106,443	479	0	0	313,450
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	982,359	397,140	235,905	106,443	479	0	0	1,722,326

Demand deposits	0	0	0	0	0	0	400,099	400,099
Note payable	0	75	0	0	0	0	0	75
Other liabilities	0	0	0	0	0	0	20,790	20,790
Shareholders’ equity	0	0	0	0	0	0	177,811	177,811
Total non-interest bearing liabilities and shareholders’ equity	0	75	0	0	0	0	598,700	598,775

Total liabilities and shareholders’ equity	$982,359	$397,215	$235,905	$106,443	$479	$0	$598,700	$2,321,101

GAP	$1,044,148	$(397,090)	$(206,065)	$(106,313)	$148,878	$23,974	$(507,532)	$0

Cumulative GAP	$1,044,148	$647,058	$440,993	$334,680	$483,558	$507,532	$0	$0

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

The Bank’s investment portfolio continues to include high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprise debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains or losses were recorded on securities sales during the first quarter of 2008.  In comparison, no gains and $29,000 in losses on securities sales were realized during the first quarter of 2007.  At March 31, 2008, the Company’s investment portfolio contained $513,000 in gross unrealized gains and $123,000 in gross unrealized losses, a net gain of $390,000 for unrealized net gains of $226,000, net of tax.  By comparison, as of March 31, 2007, the Bank’s investment portfolio contained $417,000 in gross unrealized gains and gross unrealized losses of $73,000, for a net unrealized gain net of tax expense of $200,000.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except for the following:

At December 31, 2007 management concluded that a material weakness existed in that the Company did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America, which resulted in a material adjustment to the consolidated cash flows statements for each of the three years in the period ended December 31, 2007 related to cash flows pertaining to CRA investments.  During the quarter ended March 31, 2008, the Company strengthened the control procedures surrounding the review and classification of cash flows by performing a thorough review of FASB Statement No. 95, Statement of Cash Flows, to ensure the proper classification of cash flows pertaining to CRA investments.  Based on the foregoing, the Company’s management has concluded that the material weakness has been remediated and its disclosure controls and procedures are now effective.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with the Company’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2007, the Company announced that its Board of Directors had approved and adopted a share repurchase program authorizing First Regional to repurchase up to 1,000,000 shares, or approximately 8%, of its outstanding common stock through July 30 2008.  The repurchase program authorizes the Company to purchase shares from time to time in the open market, depending on market price and other considerations.  The timing of purchases and the prices to be paid are at the discretion of management.  All repurchased shares are expected to be retired.  The repurchase program is intended to be structured to conform with the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

Repurchases of the Company’s securities during the first quarter of 2008 are as follows:

Month Ended	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January 31, 2008	116,000	$17.11	116,000
February 29, 2008	—	—	—
March 31, 2008	—	—	—
Total	116,000	$17.11	116,000

ITEM 6.  EXHIBITS

The following is a table of exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act

Items 3, 4 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date:	May 12, 2008	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President and Chief Executive Officer

Date:	May 12, 2008	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date:	May 12, 2008	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act