Form 10-Q
period 2008-06-30
FIRST REGIONAL BANCORP
filed 2008-08-11
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended June 30, 2008

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

Yes ☒            No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,833,616
Class	Outstanding on August 5, 2008

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents
Cash and due from banks	$35,084	$46,676
Federal funds sold	17,145	0
Total cash and cash equivalents	52,229	46,676

Investment securities, available for sale, at fair value (with amortized cost of $24,626 in 2008 and $24,856 in 2007)	24,598	25,114
Interest-bearing deposits in financial institutions	2,003	7,042
Federal Home Loan Bank stock – at cost	18,532	8,487
Loans, net of allowance for losses of $44,152 in 2008 and $22,771 in 2007	2,281,604	2,020,217
Premises and equipment, net of depreciation and amortization of $5,696 in 2008 and $5,076 in 2007	5,320	5,438
Accrued interest receivable and other assets	88,102	61,341
Total Assets	$2,472,388	$2,174,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$398,251	$418,220
Interest bearing:
Other deposits	76,968	58,173
Money market deposits	873,181	951,488
Time deposits	633,352	293,196
Total deposits	1,981,752	1,721,077

Federal funds purchased	0	20,955
Federal Home Loan Bank advances	210,000	135,000
Note payable	38	113
Accrued interest payable and other liabilities	20,783	22,034
Subordinated debentures	100,517	100,517
Total Liabilities	2,313,090	1,999,696

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common Stock – no par value; authorized 150,000,000 shares; Outstanding 11,815,000(2008) and 11,926,000 (2007)	44,651	46,096
Unearned ESOP shares; 12,000 (2008) and 36,000 (2007)	(36)	(107)
Total common stock-no par value; outstanding 11,803,000 (2008) and 11,890,000 (2007)	44,615	45,989
Retained earnings	114,699	128,480
Accumulated other comprehensive income (loss), net of tax	(16)	150
Total Shareholders’ Equity	159,298	174,619

Total Liabilities and Shareholders’ Equity	$2,472,388	$2,174,315

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest on loans	$35,957	$41,814	$76,253	$82,752
Interest on investment securities	317	353	676	590
Interest on deposits in financial institutions	51	69	123	128
Interest on federal funds sold	105	121	173	212
Total interest income	36,430	42,357	77,225	83,682

INTEREST EXPENSE:
Interest on deposits	9,437	12,355	20,504	23,878
Interest on subordinated debentures	1,224	1,716	2,840	3,399
Interest on FHLB advances	1,628	1,599	3,336	3,194
Interest on other borrowings	24	3	32	9
Total interest expense	12,313	15,673	26,712	30,480

Net interest income	24,117	26,684	50,513	53,202

PROVISION FOR LOAN LOSSES	44,743	300	55,533	300

Net interest income (loss) after provision for loan losses	(20,626)	26,384	(5,020)	52,902

OTHER OPERATING INCOME:
Customer service fees	1,931	1,609	3,855	3,104
Other – net	550	439	3,797	1,311
Total other operating income	2,481	2,048	7,652	4,415

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,487	8,627	17,973	17,648
Occupancy expense	954	962	1,923	1,781
Equipment expense	471	435	904	808
Promotion expense	190	154	326	285
Professional service expense	905	980	1,755	1,762
Customer service expense	575	536	1,033	1,078
Supplies and communication expense	327	345	716	697
Other	2,948	1,380	2,769	2,679
Total other operating expenses	14,857	13,419	27,399	26,738

Income (loss) before provision (benefit) for income taxes	(33,002)	15,013	(24,767)	30,579

PROVISION FOR INCOME TAXES (BENEFIT)	(14,489)	6,369	(10,989)	12,944

NET INCOME (LOSS)	$(18,513)	$8,644	$(13,778)	$17,635

EARNINGS (LOSS) PER SHARE (Note 5)
Basic	$(1.57)	$0.71	$(1.17)	$1.44
Diluted	$(1.57)	$0.66	$(1.17)	$1.35

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
		2007
	2008	as Restated (See Note 9)
OPERATING ACTIVITIES
Net Income (loss)	$(13,778)	$17,635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	55,533	300
Depreciation and amortization	669	513
Amortization of investment securities premiums and discounts – net	17	46
Stock compensation costs	237	288
Federal Home Loan Bank stock dividends	(275)	(325)
Realized gain on sale of VISA stock investments	(2,758)	0
Net gains on sale/disposal of premises and equipment	(3)	(92)
Loss on sale of investment security	0	29
(Increase) decrease in accrued interest receivable and other assets	(23,557)	427
(Decrease) increase in accrued interest payable and other liabilities	(1,131)	2,916
Tax benefit from stock options exercised	(25)	(263)
Increase in taxes payable	25	263
Net cash provided by operating activities	14,954	21,737

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	5,039	(2,008)
Purchases of investment securities	(1,238)	(6,230)
Proceeds from sale and maturities of investment securities	4,209	3,578
Purchases of Federal Home Loan Bank stock	(9,817)	0
Redemption of Federal Home Loan Bank stock	47	3,384
Net increase in loans	(316,920)	(80,287)
Purchase of CRA investments included in other assets	(3,204)	(1,111)
Proceeds from sale of premises and equipment	8	130
Purchases of premises and equipment	(556)	(1,725)
Net cash used in investing activities	(322,432)	(84,269)

FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits and and other interest bearing deposits	(79,481)	18,615
Net increase (decrease) in time deposits	340,156	(6,634)
Decrease in note payable	(75)	(75)
Increase (decrease) in Federal Home Loan Bank advances	75,000	(50,000)
Decrease in federal funds purchased	(20,955)	0
Stock options exercised	12	210
Tax benefit from stock options exercised	25	263
Common stock repurchased and retired	(1,978)	0
Common stock issued	327	667
Net cash provided by (used by) financing activities	313,031	(36,954)

Increase (decrease) in cash and cash equivalents	5,553	(99,486)

Cash and cash equivalents, beginning of period	46,676	175,994

Cash and cash equivalents, end of period	$52,229	$76,508

Supplemental Disclosures of Cash Flow Information:
Interest paid	$26,140	$30,564
Income taxes paid	$13,500	$9,300

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

In the opinion of the Company, the interim condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position and the results of operations for the interim periods. Interim results may not be indicative of annual operations.

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

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations SFAS 141(R), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 and applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess the adoption of SFAS 141(R) on future business transactions as they occur.

SFAS No. 160 –In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. This Statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

NOTE 3: Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007

Balance – beginning of year	$22,771	$20,624
Provision for loan losses	55,533	300
Loans charged off	(34,244)	(50)
Change in allowance for unfunded loan commitments and lines of credit	74	155
Recoveries on loans previously charged off	18	94

Balance – end of period	$44,152	$21,123

Management believes the allowance for loan losses as of June 30, 2008, is adequate to absorb losses inherent in the loan portfolio. Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At June 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $94,062,000 (net of charge-offs of $33,990,000) and $2,012,000, with specific reserves of $19,482,000 and $20,000, respectively.

The average recorded investment in impaired loans during the second quarter ended June 30, 2008 and 2007 was $68,702,000, and $13,000, respectively. No interest income on impaired loans was recognized for cash payments received in the first six months of 2008 or 2007. Forgone interest on impaired loans is not material to the results of operations of the Company.

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics. Level 1 securities include both U.S. Treasury and actively traded U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities.

Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of June 30, 2008, collateral dependent impaired loans totaled $18,453,000, net of the specific reserves.  Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

The balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$24,598	$1,242	$23,356

The balances of financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2008 were as follows (in $1,000s):

	Total	Significant Observable Inputs (Level 3)	Total Gains (Losses)

Impaired loans (1)	$18,453	$18,453	$(25,003)

(1)      Represents carrying value and related write-downs for which adjustments are based upon the appraised value of the collateral, less costs to sell.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three and six months ended June 30, 2008 (in thousands):

Impaired Loans
Balance – December 31, 2007	$0
Transfers in	38,170
Balance – March 31, 2008	38,170
Transfers out	(3,294)
Transfers in	3,618
Unrealized loss	(20,041)
Balance – June 30, 2008	$18,453

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include long-lived assets and foreclosed assets. SFAS No. 157 is applicable to these fair value measurements beginning January 1, 2009.

NOTE 5: Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. In accordance with SFAF No. 128, Earnings Per Share, due to the net loss recorded during the three and six months ended June 30, 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be antidilutive. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended June 30, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		0	0.00

Diluted EPS
Income available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

	Three Months Ended June 30, 2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$8,644,000	12,243,000	$0.71

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		820,000	(0.05)

Diluted EPS
Income available to common shareholders	$8,644,000	13,063,000	$0.66

	Six Months Ended June 30, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		0	0.00

Diluted EPS
Income available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

	Six Months Ended June 30, 2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$17,635,000	12,228,000	$1.44

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		845,000	(0.09)

Diluted EPS
Income available to common shareholders	$17,635,000	13,073,000	$1.35

As discussed above, anti-dilutive shares from stock options are excluded from the computation of loss per share. The anti-dilutive stock options totaled 1,098,000 and 1,126,000 for the three and six months ended June 30, 2008, respectively. There were no anti-dilutive shares from stock options for the three and six months ended June 30, 2007, respectively.

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a non-qualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the Plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the Plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings. As of June 30, 2008, none of the grants have been made to directors or executive officers of the Company or to directors of the Bank. During both August 2007 and February 2008, the Company granted options to buy up to 45,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2017 and 2018, respectively.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of June 30, 2008 and changes during the six month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding – January 1, 2008	1,854	$6.34

Granted	45	16.70
Exercised	(4)	2.92
Cancelled	(7)	25.00

Outstanding – June 30, 2008	1,888	$6.52	4.73 years	$(1,714)

Vested or expected to vest at June 30,2008	1,508	$6.01	4.63 years	$8,460

Exercisable at June 30, 2008	1,468	$4.79	4.31 years	$1,199

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2008 was $0 and $61,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $20,000 and $627,000, respectively. The total fair value of shares vested during the three and six month periods ended both June 30, 2008 and 2007 was $230,000 and $279,000, respectively.

As of June 30, 2008, there was $1,832,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.63 years. The Company received $12,000 and $210,000 cash from the exercise of stock options during the six month periods ended June 30, 2008 and 2007, respectively.

For the three and six month periods ended June 30, 2008, stock based compensation expense reduced income before taxes by $121,000 and $237,000 and reduced net income by $70,000 and $137,000. This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended June 30, 2008, and reduced both basic and diluted earnings per share by $0.01 for the six months ended June 30, 2008. Cash provided by operating activities decreased by $25,000 and cash provided by financing activities increased by an identical amount for the first six months of 2008 related to excess tax benefits from the exercise of stock options.

For the three and six month periods ended June 30, 2007, stock based compensation expense reduced income before taxes by $144,000 and $288,000 and reduced net income by $84,000 and $167,000. This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended June 30, 2007, and reduced both basic and diluted earnings per share by $0.01 for the six months ended June 30, 2007. Cash provided by operating activities decreased by $263,000 and cash provided by financing activities increased by an identical amount for the first six months of 2007 related to excess tax benefits from the exercise of stock options.

NOTE 6: Commitments and Contingencies

As of June 30, 2008, the Bank had a total of $14,505,000 in standby letters of credit outstanding. No losses are anticipated as a result of these transactions.

NOTE 7: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities. For the three and six month periods ended June 30, 2008 and 2007, the Company’s comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net income (loss)	$(18,513)	$8,644	$(13,778)	$17,635
Other comprehensive income (loss)	(242)	(449)	(166)	(223)

Total comprehensive income (loss)	$(18,755)	$8,195	$(13,944)	$17,412

NOTE 8: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of June 30, 2008 and 2007:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services. The following describes these three business segments:

Core Bank Operations - The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in Southern California. This segment’s primary sources of revenue are interest income from loans and investment securities and fees earned in connection with loans and deposits. This segment’s principal expenses consist of interest paid on deposits, personnel, and other general and administrative expenses. Core banking services also include the Bank’s merchant services operations, which provide credit card deposits and clearing services to retailers and other credit card accepting businesses and which generates fee income.

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

Total assets of TAS at June 30, 2008 and December 31, 2007 were $1,556,000 and $1,110,000, respectively and total assets of Trust Services at June 30, 2008 and December 31, 2007 were $83,000 and $96,000, respectively. The remaining assets reflected on the condensed consolidated balance Sheets of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three and six-month periods ended June 30, 2008 and 2007(in thousands).

	Three Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$24,117			$24,117
Provision for loan losses	44,743			44,743
Other operating income	1,238	$670	$573	2,481
Other operating expenses	13,684	887	286	14,857
Provision (benefit) for income taxes	(14,518)	(91)	120	(14,489)

Net income (loss)	$(18,554)	$(126)	$167	$(18,513)

	Three Month Period Ended June 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations
Net interest income	$26,684			$26,684
Provision for loan losses	300			300
Other operating income	1,026	$495	$527	2,048
Other operating expenses	12,387	756	276	13,419
Provision (benefit) for income taxes	6,374	(110)	105	6,369

Net income (loss)	$8,649	$(151)	$146	$8,644

	Six Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations
Net interest income	$50,513			$50,513
Provision for loan losses	55,533			55,533
Other operating income	5,203	$1,277	$1,172	7,652
Other operating expenses	25,191	1,622	586	27,399
Provision (benefit) for income taxes	(11,090)	(145)	246	(10,989)

Net income (loss)	$(13,918)	$(200)	$340	$(13,778)

	Six Month Period Ended June 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations
Net interest income	$53,202			$53,202
Provision for loan losses	300			300
Other operating income	2,318	$1,058	$1,039	4,415
Other operating expenses	24,731	1,426	581	26,738
Provision (benefit) for income taxes	12,907	(155)	192	12,944

Net income (loss)	$17,582	$(213)	$266	$17,635

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

NOTE 9: Restatement

Subsequent to the issuance of the Company’s condensed financial statements for the six months ended June 30, 2007, the Company identified a classification error in the condensed consolidated statement of cash flows for the six months ended June 30, 2007 where the Company classified the purchase of CRA investments as an operating activity rather than an investing activity. The following summarizes the effects of the restatement on the condensed consolidated statement of cash flows for the six months ended June 30, 2007:

	Six Months Ended June 30, 2007
Statement of Cash Flows	As Restated	Previously Reported

Decrease (increase) in accrued interest receivables and other assets	$427	$(684)
Net cash provided by operating activities	21,737	20,626
Purchases of CRA investments included in other assets	(1,111)	—
Net cash used in investing activities	(84,269)	(83,158)
Decrease in cash and cash equivalents	$(99,486)	$(99,486)

As noted in the table above, this restatement does not change the overall decrease in cash and cash equivalents for the six months ended June 30, 2007.

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

As of June 30, 2008 total assets were $2,472,388,000 compared to $2,174,315,000 at December 31, 2007, an increase of $298,073,000 or 13.7% and the June 30, 2008 asset level represents a $414,090,000 (20.1%) increase over the $2,058,298,000 that existed on the same date in 2007.  Total deposits increased by $260,675,000 or 15.2%, from $1,721,077,000 at the end of 2007 to $1,981,752,000 at June 30, 2008.  While overall deposits increased, the deposit growth was centered in time deposits, a $340,156,000 (116%) increase and other deposits, a $18,795,000 (32%) increase, while non-interest bearing deposits and money market deposits experienced a slight decrease.  There were several changes in the composition of the Bank’s assets during the first six months of 2008.  The Bank’s loan portfolio grew significantly by $261,387,000 during the six month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $2,281,604,000 at June 30, 2008 from the December 31, 2007 total of $2,020,217,000.  The combined effect of the increase in loans and the growth in deposits was a slight decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities and interest-bearing deposits in financial institutions decreased by $5,555,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), increased by $5,553,000 in order to accommodate the changes that took place in the rest of the balance sheet.

The Company had a net loss of $18,513,000 in the three months ended June 30, 2008, compared to earnings of $8,644,000 in the second quarter of 2007.  The results for the six months ended June 30, 2008 was a net loss of $13,778,000 compared to net income of $17,635,000 for the corresponding period of 2007, a decrease of 178%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2007, in the first six months of 2008 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first six months of 2008.

Total interest income decreased by $5,927,000 (14%) for the second quarter of 2008 compared to the same period in 2007, and decreased by $6,457,000 (7.7%) for the six month period ended June 30, 2008 compared to the same period in 2007 although total average earning assets were higher (19%) in 2008 than in 2007. The majority of the decrease in interest income arises from a substantial decrease of $5,857,000 (14.0%) in interest on loans from $41,814,000 for the three months ended June 30, 2007 compared to $35,957,000 for the same period in 2008.  Although interest income decreased primarily due to the Federal Reserve’s series of interest rate decreases, it was mitigated by an increase in the loan portfolio of $396,316,000 (21%) from June 30, 2007 to June 30, 2008.  For the three months ended June 30, 2008 interest expense on deposits decreased by $2,918,000 (24%) to $9,437,000 from the 2007 level of $12,355,000 and for the six months ended June 30, 2008 interest expense on deposits decreased by $3,374,000 (14%) to $20,504,000 from the 2007 level of $23,878,000 primarily due to the Federal Reserve’s series of interest rate decreases but partially offset by an increase in total deposits of $342,012,000 (21%) from June 30, 2007 to June 30, 2008.  The increases in deposits were primarily in time deposits, while other deposits also showed increases and non-interest bearing demand deposit and money market accounts decreased.  For the three months ended June 30, 2008 interest expense on subordinated debentures decreased by $492,000 (29%), to $1,224,000 from the 2007 level of $1,716,000 due to a decrease in interest rates during the period. For the six months ended June 30, 2008 interest expense on subordinated debentures decreased by $559,000 (16%), to $2,840,000 from the 2007 level of $3,399,000 due to the increase of $7,732,000 in subordinated debentures on September 25, 2007, and also due to a decrease in interest rates during the period.  For the three months ended June 30, 2008 interest expense on FHLB advances increased by $29,000 (1.8%), to $1,628,000 from the 2007 level of $1,599,000 due to a combination of an increase of $70,000,000 in FHLB advances at June 30, 2008 compared to June 30, 2007 and a decrease in interest rates during the period.  For the six months ended June 30, 2008 interest expense on FHLB advances increased by $142,000 (4.5%), to $3,336,000 from the 2007 level of $3,194,000 due to the increase in FHLB advances compared to the prior year and which is partially offset due to a decrease in interest rates during the period.  The net result was a decrease in net interest income of $2,567,000 (9.6%), from $26,684,000 in the second quarter of 2007 to $24,117,000 for the second quarter of 2008 and a decrease in net interest income of $2,689,000 (5%), from $53,202,000 for the six months ended June 30, 2007 to $50,513,000 for the first six months of 2008.

Interest Rates and Interest Differential

The following table sets forth the average daily balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended June 30,
	2008			2007
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
			(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,293,118	$35,957	6.3%	$1,868,461	$$41,814	9.0%

Interest bearing deposits in financial institutions	5,203	51	3.9%	5,733	69	4.8%

Investment securities	24,699	317	5.2%	25,180	353	5.6%

Federal funds sold	21,240	105	2.0%	9,387	121	5.2%

Total Interest Earning Assets	$2,344,260	$36,430	6.3%	$1,908,761	$42,357	8.9%

	For the Three Month Period Ended June 30,
	2008			2007
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$72,865	$287	1.6%	$56,928	$315	2.2%

Money market accounts	888,391	4,684	2.1%	929,216	9,210	4.0%

Time Deposits	469,121	4,466	3.8%	225,675	2,830	5.0%

Subordinated debentures	100,517	1,224	4.9%	92,785	1,716	7.4%

FHLB advances	289,385	1,628	2.3%	121,575	1,599	5.3%

Other borrowings	3,520	24	2.7%	145	3	8.3%

Total Interest Bearing Liabilities	$1,823,799	$12,313	2.7%	$1,426,324	$15,673	4.4%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $41,154,000 in 2008 and $21,544,000 in 2007 and is not net of deferred loan fees, which had an average balance in the second quarter of $7,001,000 in 2008 and $7,805,000 in 2007.

(2)                                  Includes loan fees in the second quarter of $2,245,000 in 2008 and $2,625,000 in 2007.

	For the Six Month Period Ended June 30,
	2008			2007
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,211,408	$76,253	6.9%	$1,849,854	$82,752	9.0%

Interest bearing deposits in financial institutions	6,120	123	4.0%	5,371	128	4.8%

Investment securities	24,756	676	5.5%	24,368	590	4.9%

Federal funds sold	15,033	173	2.3%	8,075	212	5.3%

Total Interest Earning Assets	$2,257,317	$77,225	6.9%	$1,887,668	$83,682	8.9%

	For the Six Month Period Ended June 30,
	2008			2007
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
			(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$66,694	$553	1.7%	$56,272	$640	2.3%

Money market accounts	925,032	11,967	2.6%	901,434	17,525	3.9%

Time Deposits	385,592	7,984	4.2%	228,459	5,713	5.0%

Subordinated debentures	100,517	2,840	5.7%	92,785	3,399	7.4%

FHLB advances	255,582	3,336	2.6%	120,085	3,194	5.4%

Other borrowings	2,126	32	3.0%	283	9	6.4%

Total Interest Bearing Liabilities	$1,735,543	$26,712	3.1%	$1,399,318	$30,480	4.4%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $33,174,000 in 2008 and $21,529,000 in 2007 and is not net of deferred loan fees, which had an average balance in the first six months of $7,199,000 in 2008 and $7,684,000 in 2007.

(2)                                  Includes loan fees in the first six months of $4,518,000 in 2008 and $5,293,000 in 2007.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Total interest income (l)	$36,430	$42,357	$77,225	$83,682

Total interest expense	12,313	15,673	26,712	30,480

Net interest earnings	$24,117	$26,684	$50,513	$53,202

Average interest earnings assets	$2,344,260	$1,908,761	$2,257,317	$1,887,668

Average interest bearing liabilities	$1,823,799	$1,426,324	$1,735,543	$1,399,318

Net yield on average interest earning assets	4.1%	5.6%	4.5%	5.7%

(1)                                  Includes loan fees in the second quarter of $2,245,000 in 2008 and $2,625,000 in 2007 and first six months of $4,518,000 in 2008 and $5,293,000 in 2007.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended June 30,			Net Increase (Decrease) For the Six Month Periods Ended June 30,
	2008 over 2007			2008 over 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest income (1)

Loans (2)	$18,983	$(24,840)	$(5,857)	$35,407	$(41,906)	$(6,499)

Interest bearing deposits in financial institutions	(3)	(15)	(18)	36	(41)	(5)

Federal funds sold	(31)	15	(16)	(112)	73	(39)

Investment securities	(7)	(29)	(36)	10	76	86

Total interest earning assets	$18,942	$(24,869)	$(5,927)	$35,341	$(41,798)	$(6,457)

	Net Increase (Decrease) For the Three Month Periods Ended June 30,			Net Increase (Decrease) For the Six Month Periods Ended June 30,
	2008 over 2007			2008 over 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest Expense (1)

Other deposits	$1,251	$(1,279)	$(28)	$184	$(271)	$(87)

Money Market	(389)	(4,137)	(4,526)	469	(6,027)	(5,558)

Subordinated Debentures	160	(652)	(492)	316	(875)	(559)

Time Deposits	2,101	(465)	1,636	3,042	(771)	2,271

FHLB Advances	49	(20)	29	259	(117)	142

Other Borrowings	22	(1)	21	25	(2)	23

Total interest bearing liabilities	$3,194	$(6,554)	$(3,360)	$4,295	$(8,063)	$(3,768)

(1)

The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Includes loan fees in the second quarter of $2,245,000 in 2008 and $2,625,000 in 2007 and first six months of $4,518,000 in 2008 and $5,293,000 in 2007.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is intended to reflect the known and unknown risks, which are inherent in a loan portfolio at the time of reporting.  The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions.  The allowance for loan losses is increased by provisions for loan losses, and is decreased by net charge-offs.  Management believes the allowance for loan losses is adequate in relation to both existing and potential risks in the loan portfolio.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $44,152,000 and $22,771,000 (or 1.89% and 1.11% of gross outstanding loans) at June 30, 2008 and December 31, 2007, respectively.  There was a $44,743,000 total provision for loan losses including $43,468,000 related to impaired loans, during the three month period ended June 30, 2008, compared to $300,000 for the same period of 2007. There was a $55,533,000 total provision for loan losses including $52,503,000 related to impaired loans, during the six month period ended June 30, 2008, compared to $300,000 for the same period of 2007.  For both the three and six months ended June 30, 2008 and 2007, the Company generated net loan charge-offs of $34,244,000 and $50,000, respectively. The Company had loan recoveries of $18,000 and $15,000 during the three months ended June 30, 2008 and 2007, respectively.

Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing assets.

Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of June 30, 2008 First Regional had no loans past due 90 or more days which were still accruing interest, and no OREO.  First Regional’s non-performing assets as of June 30, 2008 which consist entirely of loans on non-accrual status, were as follows:

Asset Type	Number of loans	Amount
Land loans	5	$27,545,000
Construction loans	5	37,306,000
Unsecured loan	1	2,000,000
Gross non-performing assets		66,851,000
Less charge-offs		33,990,000
Total non-performing assets		$32,861,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

Asset Type	Number of loans	Amount
Apartment loans
– First Trust Deed	1	$16,267,000
– Second Trust Deeds	6	10,368,000
Land development	1	6,734,000
Unsecured	3	27,832,000
Total performing assets		$61,201,000

Thus, at June 30, 2008 the Company has identified non-performing and performing loans totaling $94,062,000 which it concluded were impaired under SFAS No. 114.  These loans are principally secured by real estate.  The Company’s policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and nonperforming impaired loans which at June 30, 2008 totaled $19,482,000 for the loans as a group.

For the quarter ended June 30, 2008, the Company has identified loans having an aggregate average balance of $68,702,000 which it concluded were impaired under SFAS No. 114. By comparison, for the quarter ended June 30, 2007, the Company had identified loans having an aggregate average balance of $13,000 which it concluded were impaired under SFAS No. 114.

OTHER OPERATING INCOME

Other operating income increased to $2,481,000 in the second quarter of 2008 from $2,048,000 in the three months ended June 30, 2007.  For the first six months of 2008 other operating income also increased to $7,652,000 from $4,415,000 for the first six months of 2008.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc., which results in the majority of the increase in other operating income over the first six months of 2007.  The Bank’s Trust Administration Services division, which provides administrative and custodial services to self-directed retirement plans, had revenue which increased to $670,000 for the second quarter of 2008 and $1,277,000 for the six months ended June 30, 2008 in contrast with $495,000 in the second quarter of 2007 and $1,058,000 in the first six months of 2007.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $573,000 and $1,172,000 in the three and six months ended June 30, 2008 and revenue of $527,000 and $1,039,000 during three and six months ended June 30, 2007.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $403,000 for the second quarter of 2008 and $800,000 for the six months ended June 30, 2008 in contrast with $333,000 for the second quarter of 2007 and $467,000 for the six months ended June 30, 2007.  During the first six months of 2008 gains of $3,000 and no losses on sales of premises and equipment were realized.  In contrast, during the first six months of 2007 gains of $108,000 and losses of $16,000 on sales of premises and equipment were realized.  During the first six months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  No losses on securities sales were realized in the first six months of 2008.  In comparison, no gains and $29,000 losses on securities sales were realized in the first six months of 2007.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2008 compared to the same period of 2007.  Operating expenses rose to a total of $14,857,000 for the second quarter of 2008 from $13,419,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 operating expenses totaled $27,399,000, an increase from $26,738,000 for the corresponding period in 2007.

Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits decreased by $140,000 (1.6%), declining from a total of $8,627,000 for the second quarter of 2007 to $8,487,000 for the same period in 2008, but for the six months ended June 30, 2008 increased to $17,973,000 from $17,648,000 for the six month period in 2007.  The six month period increase in this expense category principally reflects increases in staffing in the main and regional offices as part of the Company’s growth initiative and also reflects employee salary adjustments.  Occupancy expense rose to $1,923,000 for the six months ended June 30, 2008 from $1,781,000 in the same period of 2007. The increase reflects the rent paid on additional space at the various facilities which house the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2008 compared to the prior year, increasing from $7,309,000 for the first six months of 2007 to $7,503,000 for the same period of 2008 and increased from $3,830,000 in 2007 to $5,416,000 for the three month period of 2008.

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

The combined effects of the above-described factors resulted in a loss before taxes of $33,002,000 for the three months ended June 30, 2008 compared to income of $15,013,000 for the second quarter of 2007.  For the six months ended June 30, 2008 the loss before taxes is $24,767,000 compared to income of $30,579,000 for the first six months of the prior year. In the second quarter, the Company’s provision for taxes decreased from $6,369,000 in 2007 to a tax benefit of $14,489,000 in 2008.  For the six months ended June 30, 2008 the tax benefit provisions were $10,989,000 (benefit) compared to $12,944,000 provision in 2007.  The effective tax rate for the six-month periods ended June 30, 2008 and 2007 are 44.4% and 42.3%, respectively.  This brought net loss for the second quarter of 2008 to $18,513,000 compared to net income of $8,644,000 for the same period in 2007.  For the six months ended June 30, net loss in 2008 was $13,778,000, while 2007 net income through June 30 was $17,635,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2008 and December 31, 2007 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2008
U.S. Treasury Securities	$249	$—	$—	$249
U.S. Government sponsored Enterprise debt securities	24,377	158	(186)	24,349

	$24,626	$158	$(186)	$24,598

December 31, 2007
U.S. Treasury Securities	$249	$—	$—	$249
U.S. Government sponsored Enterprise debt securities	24,607	290	(32)	24,865

	$24,856	$290	$(32)	$25,114

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)

Commercial loans	$276,778	$255,077
Real estate construction loans	692,682	591,334
Real estate loans	1,359,446	1,199,070
Government guaranteed loans	1,676	2,661
Other loans	1,972	2,412

Total loans	2,332,554	2,050,554

Less – Allowances for loan losses	(44,152)	(22,771)
– Deferred loan fees	(6,798)	(7,566)
Net loans	$2,281,604	$2,020,217

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

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At June 30, 2008 and December 31, 2007, the Company had $1,081,121,000 and $976,808,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $134,075,000 as of June 30, 2008.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property and are performing, these borrowing concentrations nevertheless present certain risks.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 4.0% of total deposits at June 30, 2008.  This level represents a decrease from the 4.6% liquidity level, which existed on December 31, 2007. In addition, at June 30, 2008 some $16,676,000 of the Bank’s total assets consisted of government guaranteed assets, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans and government guaranteed assets to deposits was 115.9% and 118.1% as of June 30, 2008 and December 31, 2007, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $210,000,000 at June 30, 2008 and were secured by loans available as collateral at the FHLB.  As of June 30, 2008, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $261,188,000.

Total shareholders’ equity was $159,298,000 and $174,619,000 as of June 30, 2008 and December 31, 2007, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	June 30, 2008	December 31, 2007

Leverage Ratio (Tier 1 Capital to Average Assets
Regulatory requirement	4.00%	4.00%
Company	8.86%	10.86%
Bank	9.58%	11.67%

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

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	June 30, 2008	December 31, 2007

Tier 1 Capital to Risk-Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	8.12%	9.89%
Bank	8.85%	10.67%

	June 30, 2008	December 31, 2007

Total Capital to Risk-Weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	11.08%	12.56%
Bank	10.10%	11.67%

At June 30, 2008, the Company and the Bank meet all applicable capital ratio standards and believe that they will continue to meet all applicable capital standards.

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

As a result, in the first quarter of 2008 the Bank resigned as custodian from all individual retirement accounts administered by non-bank third parties which presented BSA concerns, and completed the process of terminating these accounts in the second quarter of 2008. While this meant the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

Notwithstanding the fact that the Bank expected all such accounts to be terminated in the near future, the Bank entered into a cease and desist order with the FDIC, principally addressing the Bank’s BSA duties in connection with such third party administered retirement accounts. While the Bank questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the Company does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

As previously noted, the third party administered IRA account program that was terminated is separate and apart from the Bank’s Trust Administration Services Division whereby the Bank (rather than non-bank third parties) provides administrative services on behalf of self-directed individual retirement accounts.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended June 30, 2008.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at June 30, 2008 and at December 31, 2007.  After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2008, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$17,145	$0	$0	$0	$0	$0	$0	$17,145
Interest-bearing deposits in financial institutions	0	0	2,003	0	0	0	0	2,003
Investment securities	0	0	1,242	0	2,601	20,755	0	24,598
Subtotal	17,145	0	3,245	0	2,601	20,755	0	43,746

Loans, net of allowance for losses	2,098,461	2,850	314	4,610	172,623	2,746	0	2,281,604
Total earning assets	2,115,606	2,850	3,559	4,610	175,224	23,501	0	2,325,350

Cash and due from banks	0	0	0	0	0	0	35,084	35,084
Premises and equipment	0	0	0	0	0	0	5,320	5,320
Other real estate owned	0	0	0	0	0	0	0	0
Federal Home Loan Bank stock	18,532	0	0	0	0	0	0	18,532
Other assets	0	0	15,000	0	0	0	73,102	88,102
Total non-earning assets	18,532	0	15,000	0	0	0	113,506	147,038

Total assets	$2,134,138	$2,850	$18,559	$4,610	$175,224	$23,501	$113,506	$2,472,388

Federal Home Loan Bank advances	$0	$210,000	$0	$0	$0	$0	$0	$210,000
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	0	210,000	0	0	0	0	0	210,000

Other deposits	76,968	0	0	0	0	0	0	76,968
Money market deposits	873,181	0	0	0	0	0	0	873,181
Time deposits	0	85,356	242,819	169,151	136,026	0	0	633,352
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	950,149	295,356	343,336	169,151	136,026	0	0	1,894,018

Demand deposits	0	0	0	0	0	0	398,251	398,251
Note payable	0	38	0	0	0	0	0	38
Other liabilities	0	0	0	0	0	0	20,783	20,783
Shareholders’ equity	0	0	0	0	0	0	159,298	159,298
Total non-interest bearing liabilities and shareholders’ equity	0	38	0	0	0	0	578,332	578,370

Total liabilities and shareholders’ equity	$950,149	$295,394	$343,336	$169,151	$136,026	$0	$578,332	$2,472,388

GAP	$1,183,989	$(292,544)	$(324,777)	$(164,541)	$39,198	$23,501	$(464,826)	$0

Cumulative GAP	$1,183,989	$891,445	$566,668	$402,127	$441,325	$464,826	$0	$0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status. During the first six months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc. No losses on securities sales were realized in the first six months of 2008. In comparison, no gains and $29,000 in losses were recorded on securities sales in the first six months of 2007. As of June 30, 2008 the Bank’s investment portfolio contained $158,000 gross unrealized gains and gross unrealized losses of $186,000, a net loss of $28,000, for unrealized losses of $16,000 net of tax benefit. By comparison, at June 30, 2007 the Company’s investment portfolio contained no gross unrealized gains and gross unrealized losses of $429,000, for unrealized losses of $249,000 net of tax benefit. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with First Regional’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except that the Company has updated one of those risk factors, concerning liquidity, as follows:

Economic conditions could affect the Company’s liquidity

The banking industry, including First Regional, has long focused on the importance of liquidity.  The current economic environment has had an uneven impact on First Regional's liquidity.  On the one hand, demands upon First Regional’s liquidity sources have declined in a number of respects.  For one, loan demand in general has slowed.  For another, First Regional remains highly selective in its loan production, particularly in light of deteriorating conditions in some real estate markets.  On the other hand, First Regional has found that loan payoffs have slowed, as a result of declining real estate sales and a tightened credit market for the long-term financing that has historically been accessed by our borrowers to refinance properties.  In addition, First Regional has undisbursed commitments for existing loans, which results in ongoing demand for funding even with constrained new loan production.  In order to effectively manage its liquidity, First Regional has recently increased deposits from previously underutilized sources, such as institutional time deposits.  The Company has done this as part of a plan to reduce First Regional’s outstanding Federal Home Loan Bank borrowing levels, so as to hold this source available as a reserve fund of liquidity.  First Regional also maintains other supplemental sources of liquidity, including marketable assets, credit lines with correspondent banks, and access to the Federal Reserve’s discount window.  Nevertheless, there is a risk that if loan repayments continue to slow, and/or First Regional’s traditional deposit levels are reduced, the Company may need to utilize these supplemental liquidity sources, which could have an adverse impact on First Regional’s financial condition and/or results of operations.

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

There were no repurchases of the Company’s securities during the second quarter of 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 22, 2008.

Election of Directors

Four Class 2 Directors were elected as follows (Class 2 Directors serve until the 2010 Annual Meeting):

Class 2	Votes For	Votes Against or Withheld	Abstentions

Jack A. Sweeney	8,257,560	2,280,255	670,465
H. Anthony Gartshore	8,259,917	2,277,898	670,465
Lawrence J. Sherman	10,484,925	52,890	670,465
Fred M. Edwards	10,489,057	48,758	670,465

The term of office of all Class 1 Directors continues until the next annual meeting of shareholders, scheduled for May of 2009. The Class 1 Directors are Gary M. Horgan, Thomas E. McCullough and Richard E. Schreiber.

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

Items 3 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 11, 2008	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President & Chief Executive Officer

Date: August 11, 2008	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 11, 2008	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act