Form 10-Q
period 2008-09-30
FIRST REGIONAL BANCORP
filed 2008-11-10
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,833,616
Class	Outstanding on November 4, 2008

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents:
Cash and due from banks	$24,886	$46,676
Federal funds sold	8,815	—
Total cash and cash equivalents	33,701	46,676

Investment securities, available for sale, at fair value (with amortized cost of $24,345 in 2008 and $24,856 in 2007)	24,331	25,114
Interest-bearing deposits in financial institutions	2,004	7,042
Federal Home Loan Bank stock – at cost	11,781	8,487
Loans, net of allowance for losses of $54,674 in 2008 and $22,771 in 2007	2,247,934	2,020,217
Premises and equipment, net of depreciation and amortization of $6,039 in 2008 and $5,076 in 2007	5,052	5,438
Other real estate owned, net of reserve of $83 in 2008	4,605	—
Accrued interest receivable and other assets	88,557	61,341
Total Assets	$2,417,965	$2,174,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$369,283	$418,220
Interest bearing:
Other deposits	58,774	58,173
Money market deposits	700,453	951,488
Time deposits	916,179	293,196
Total deposits	2,044,689	1,721,077

Federal funds purchased	—	20,955
Federal Home Loan Bank advances	90,000	135,000
Note payable	13	113
Accrued interest payable and other liabilities	21,991	22,034
Subordinated debentures	100,517	100,517
Total Liabilities	2,257,210	1,999,696

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common Stock – no par value; authorized 150,000,000 shares; Outstanding 11,834,000 (2008) and 11,926,000 (2007)	44,891	46,096
Unearned ESOP shares; 4,000 (2008) and 36,000 (2007)	(12)	(107)
Total common stock-no par value; outstanding 11,830,000 (2008) and 11,890,000 (2007)	44,879	45,989
Retained earnings	115,884	128,480
Accumulated other comprehensive income (loss), net of tax	(8)	150
Total Shareholders’ Equity	160,755	174,619

Total Liabilities and Shareholders’ Equity	$2,417,965	$2,174,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest on loans	$37,136	$43,678	$113,389	$126,430
Interest on investment securities	329	353	1,005	951
Interest on deposits in financial institutions	13	85	136	213
Interest on federal funds sold	105	120	278	332
Total interest income	37,583	44,236	114,808	127,926

INTEREST EXPENSE:
Interest on deposits	11,884	13,028	32,388	36,906
Interest on subordinated debentures	1,210	1,727	4,050	5,126
Interest on FHLB advances	750	1,677	4,086	4,871
Interest on other borrowings	1	2	33	11
Total interest expense	13,845	16,434	40,557	46,914

Net interest income	23,738	27,802	74,251	81,012

PROVISION FOR LOAN LOSSES	10,418	900	65,951	1,200

Net interest income after provision for loan losses	13,320	26,902	8,300	79,812

OTHER OPERATING INCOME:
Customer service fees	1,756	1,873	5,611	4,977
Other – net	637	470	4,434	1,773
Total other operating income	2,393	2,343	10,045	6,750

OTHER OPERATING EXPENSES:
Salaries and related benefits	7,815	9,652	25,788	27,300
Occupancy expense	993	903	2,916	2,684
Equipment expense	536	409	1,440	1,217
Promotion expense	161	183	487	468
Professional service expense	1,357	1,352	3,112	3,114
Customer service expense	371	559	1,404	1,637
Supplies and communication expense	329	402	1,045	1,099
Other	2,380	1,715	5,149	4,394
Total other operating expenses	13,942	15,175	41,341	41,913

Income (loss) before provision (benefit) for income taxes	1,771	14,070	(22,996)	44,649

PROVISION FOR INCOME TAXES (BENEFIT)	589	5,997	(10,400)	18,941

NET INCOME (LOSS)	$1,182	$8,073	$(12,596)	$25,708

EARNINGS (LOSS) PER SHARE (Note 5)
Basic	$0.10	$0.67	$(1.07)	$2.11
Diluted	$0.09	$0.62	$(1.07)	$1.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007 As Restated (See Note 9)
OPERATING ACTIVITIES
Net Income (loss)	$(12,596)	$25,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	65,951	1,200
Depreciation and amortization	1,013	817
Amortization of investment securities premiums and discounts – net	29	49
Stock compensation costs	379	438
Federal Home Loan Bank stock dividends	(548)	(458)
Realized gain on sale of VISA stock investment	(2,758)	0
Gains on sale/disposal of premises and equipment	(3)	(92)
Loss on sale of investment security	0	29
Impairment writedown of investment securities	162	0
Increase in accrued interest receivable and other assets	(23,643)	(1,114)
Increase in accrued interest payable and other liabilities	73	2,387
Tax benefit from stock options exercised	(44)	(263)
Increase in taxes payable	44	263
Net cash provided by operating activities	28,059	28,964

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	5,038	(2,008)
Purchases of investment securities	(1,486)	(6,476)
Proceeds from sale and maturities of investment securities	4,562	3,927
Purchases of Federal Home Loan Bank stock	(9,819)	(1,089)
Redemption of Federal Home Loan Bank stock	7,073	5,002
Net increase in loans	(298,273)	(146,599)
Purchase of CRA investments included in other assets	(3,573)	(3,047)
Proceeds from sale of premises and equipment	8	130
Purchases of premises and equipment	(632)	(2,553)
Net cash used in investing activities	(297,102)	(152,713)

FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits and and other interest bearing deposits	(299,371)	52,371
Net increase (decrease) in time deposits	622,983	(8,341)
Decrease in note payable	(100)	(112)
Decrease in Federal Home Loan Bank advances	(45,000)	(40,000)
Issuance of subordinated debentures	0	7,732
Decrease in federal funds purchased	(20,955)	0
Stock options exercised	67	210
Tax benefit from stock options exercised	44	263
Common stock issued	378	939
Common stock repurchased and retired	(1,978)	(6,301)
Net cash provided by financing activities	256,068	6,761

Decrease in cash and cash equivalents	(12,975)	(116,988)

Cash and cash equivalents, beginning of period	46,676	175,994

Cash and cash equivalents, end of period	$33,701	$59,006

Supplemental Disclosures of Cash Flow Information:
Interest paid	$36,342	$47,041
Income taxes paid	13,500	18,650
Noncash investing and financing activities:
Real estate acquired through foreclosure	4,605	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

NOTE 2: Recent Accounting Pronouncements

EITF 06-4 – In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee’s postretirement period.  EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007.  The adoption of this guidance has not had a material impact to the Company’s condensed consolidated financial statements.

SFAS No. 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when accounting principles generally accepted in the United States of America (GAAP) requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively.  The adoption of this guidance has not had a material impact to the Company’s condensed consolidated financial statements.

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

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  This Statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Management does not expect this guidance to have a material effect on the Company’s condensed consolidated financial statements.

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)., which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008. As adoption of SFAS No. 162 is not expected to result in a change in current practice, the Company’s adoption will not have an impact on its condensed consolidated financial statements.

NOTE 3: Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007

Balance – beginning of year	$22,771	$20,624
Provision for loan losses	65,951	1,200
Loans charged off	(34,244)	(50)
Change in allowance for unfunded loan commitments and lines of credit	178	125
Recoveries on loans previously charged off	18	94

Balance – end of period	$54,674	$21,993

Management believes the allowance for loan losses as of September 30, 2008, is adequate to absorb losses inherent in the loan portfolio.  Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

The change in the allowance for unfunded loan commitments and lines of credit was $(178,000) and $(125,000) for the nine months ended September 30, 2008 and 2007, respectively.  The ending allowance was $526,000 and $704,000 as of September 30, 2008 and

December 31, 2007, respectively is classified in accrued interest payable and other liabilities on the condensed consolidated statements of financial condition.

At September 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $130,278,000 (net of charge-offs of $32,038,000) and $2,012,000, with specific reserves of $28,989,000 and $20,000, respectively.

The average recorded investment in impaired loans during the third quarter ended September 30, 2008 and 2007 was $103,116,000, and $13,000, respectively.  The Company recognized interest income on nonaccrual loans of approximately $584,000 in the nine months ended September 30, 2008.  Had these loans performed according to their original contract terms, the Company would have recognized additional interest income of approximately $2,494,000 in the first nine months of 2008.

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics.  Level 1 securities include both U.S. Treasury and actively traded U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities.  As a result of our periodic reviews for impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we recorded $162,000 in other-than-temporary impairment (“OTTI”) charges on a U.S. Government Sponsored Enterprise debt security during the third quarter of 2008.

Impaired Loans – In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of September 30, 2008, collateral dependent impaired loans totaled $16,913,000, net of the specific reserves.  Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

The balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$24,331	$1,248	$23,083

The balances of financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2008 were as follows (in $1,000s):

	Total	Significant Observable Inputs (Level 3)	Total Gains (Losses)

Impaired loans (1)	$16,913	$16,913	$(925)

(1)                  Represents carrying value and related write-downs on collateral dependent loans for which adjustments are based upon the appraised value of the collateral, less costs to sell.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three and nine months ended September 30, 2008 (in thousands):

Impaired Loans	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning Balance	$18,453	$0
Transfers in	428	42,216
Transfers out	(1,098)	(4,392)
Recognized loss	(870)	(20,911)
Balance – September 30, 2008	16,913	$16,913

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include long-lived assets and foreclosed assets.  SFAS No. 157 is applicable to these fair value measurements beginning January 1, 2009.

NOTE 5: Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  In accordance with SFAF No. 128, Earnings Per Share, due to the net loss recorded during the nine months ended September 30, 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be anti-dilutive.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended September 30, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$1,182,000	11,822,000	$0.10

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	937,000	(0.01)

Diluted EPS
Income available to common shareholders	$1,182,000	12,759,000	$0.09

	Three Months Ended September 30, 2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$8,073,000	12,115,000	$0.67

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	0	836,000	(0.05)

Diluted EPS
Income available to common shareholders	$8,073,000	12,951,000	$0.62

	Nine Months Ended September 30, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$(12,596,000)	11,813,000	$(1.07)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted EPS
Income available to common shareholders	$(12,596,000)	11,813,000	$(1.07)

	Nine Months Ended September 30, 2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$25,708,000	12,181,000	$2.11

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	0	789,000	(0.13)

Diluted EPS
Income available to common shareholders	$25,708,000	12,970,000	$1.98

As discussed above, anti-dilutive shares from stock options are excluded from the computation of earnings per share.  The anti-dilutive stock options totaled 711,000 and 2,330,000 for the three and nine months ended September 30, 2008, respectively.  There were no anti-dilutive shares from stock options for the three and nine months ended September 30, 2007.

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a non-qualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 shares of its common stock upon the exercise of options granted.  The plan was amended by the Company’s Board of Directors in July 2008, subject to shareholders’ approval, to add 200,000 shares to the plan for a total of 800,000 shares. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the Plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the Plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  During August 2007, February 2008 and July 2008, the Company granted options to buy up to 45,000, 45,000 and 461,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2017 and 2018, respectively.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of September 30, 2008 and changes during the nine-month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding – January 1, 2008	1,854	$6.34

Granted	506	5.78
Exercised	(23)	2.92
Cancelled	(7)	25.00

Outstanding – September 30, 2008	2,330	$6.19	5.54 years	$3,956

Vested or expected to vest at September 30, 2008	1,788	$5.82	5.28 years	$3,225

Exercisable at September 30, 2008	1,458	$4.94	4.11 years	$3,034

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2008 was $45,000 and $106,000, respectively.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $0 and $627,000, respectively.  The total fair value of shares vested during the three and nine month periods ended September 30, 2008 was $132,000 and $411,000, respectively. The total fair value of shares vested during the three and nine month periods ended September 30, 2007 was $63,000 and $342,000, respectively.

As of September 30, 2008, there was $2,759,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  The Company received $67,000 and $210,000 cash from the exercise of stock options during the nine month periods ended September 30, 2008 and 2007, respectively.

For the three and nine month periods ended September 30, 2008, stock based compensation expense reduced income before taxes by $142,000 and $379,000 and reduced net income by $82,000 and $220,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended September 30, 2008, and reduced both basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2008.  Cash provided by operating activities decreased by $44,000 and cash provided by financing activities increased by an identical amount for the nine months of 2008 related to excess tax benefits from the exercise of stock options.

For the three and nine months ended September 30, 2007, stock based compensation expense reduced income before taxes by $150,000 and $438,000 and reduced net income by $87,000 and

$254,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended September 30, 2007, and reduced both basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2007.  Cash provided by operating activities decreased by $263,000 and cash provided by financing activities increased by an identical amount for the first nine months of 2007, related to excess tax benefits from the exercise of stock options.

NOTE 6: Commitments and Contingencies

As of September 30, 2008, the Bank had a total of $13,625,000 in standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 7: Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes all items which comprise net income (loss) plus the unrealized holding (losses) gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2008 and 2007, the Company’s comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Net income (loss)	$1,182	$8,073	$(12,596)	$25,708
Other comprehensive income (loss)	8	284	(158)	61

Total comprehensive income (loss)	$1,190	$8,357	$(12,754)	$25,769

NOTE 8: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of September 30, 2008 and 2007:  core banking operations, the administrative services in relation to TAS (as defined below), and trust services.  The following describes these three business segments:

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

Total assets of TAS at September 30, 2008 and December 31, 2007 were $1,030,000 and $1,110,000, respectively and total assets of Trust Services at September 30, 2008 and December 31, 2007 were $78,000 and $96,000, respectively.  The remaining assets reflected on the condensed consolidated Statements of Financial Condition of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three and nine-month periods ended September 30, 2008 and 2007(in thousands).

	Three Month Period Ended September 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$23,738			$23,738
Provision for loan losses	10,418			10,418
Other operating income	1,239	$587	$567	2,393
Other operating expenses	12,881	758	303	13,942
Provision (benefit) for income taxes	550	(72)	111	589

Net income (loss)	$1,128	$(99)	$153	$1,182

	Three Month Period Ended September 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$27,802			$27,802
Provision for loan losses	900			900
Other operating income	1,073	$726	$544	2,343
Other operating expenses	13,864	1,014	297	15,175
Provision (benefit) for income taxes	6,014	(121)	104	5,997

Net income (loss)	$8,097	$(167)	$143	$8,073

	Nine Month Period Ended September 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$74,251			$74,251
Provision for loan losses	65,951			65,951
Other operating income	6,442	$1,864	$1,739	10,045
Other operating expenses	38,072	2,380	889	41,341
Provision (benefit) for income taxes	(10,540)	(217)	357	(10,400)

Net income (loss)	$(12,790)	$(299)	$493	$(12,596)

	Nine Month Period Ended September 30, 2007
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$81,012			$81,012
Provision for loan losses	1,200			1,200
Other operating income	3,383	$1,784	$1,583	6,750
Other operating expenses	38,595	2,440	878	41,913
Provision (benefit) for income taxes	18,921	(276)	296	18,941

Net income (loss)	$25,679	$(380)	$409	$25,708

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

NOTE 9: Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the nine months ended September 30, 2007, the Company identified a classification error in the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 where the Company classified the purchase of CRA investments as an operating activity rather than an investing activity.  The following summarizes the effects of the restatement on the condensed consolidated statement of cash flows for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
Statement of Cash Flows	As Restated	Previously Reported

Increase in accrued interest receivables and other assets	$(1,114)	$(4,161)
Net cash provided by operating activities	28,964	25,917
Purchases of CRA investments included in other assets	(3,047)	—
Net cash used in investing activities	(152,713)	(149,666)
Decrease in cash and cash equivalents	$(116,988)	$(116,988)

As noted in the table above, this restatement does not change the overall decrease in cash and cash equivalents for the nine months ended September 30, 2007.

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

As of September 30, 2008 total assets were $2,417,965,000 compared to $2,174,315,000 at December 31, 2007, an increase of $243,650,000 or 11% and the September 30, 2008 asset level represents a $307,974,000 (15%) increase over the $2,109,991,000 that existed on the same date in 2007.  Total deposits increased by $323,612,000 or 18.8%, from $1,721,077,000 at the end of 2007 to $2,044,689,000 at September 30, 2008.  While overall deposits increased, the deposit growth was centered in time deposits, a $622,983,000 (212%) increase and other deposits, a $601,000 (1%) increase, while non-interest bearing deposits and money market deposits experienced a decrease.  There were several changes in the composition of the Bank’s assets during the first nine months of 2008.  The Bank’s loan portfolio grew significantly by $227,717,000 during the nine-month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $2,247,934,000 at September 30, 2008 from the December 31, 2007 total of $2,020,217,000.  The combined effect of the increase in loans and the growth in deposits was a decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities and interest-bearing deposits in financial institutions decreased by $5,821,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $12,975,000 in order to accommodate the changes that took place in the rest of the balance sheet.

The Company had net income of $1,182,000 in the three months ended September 30, 2008, compared to earnings of $8,073,000 in the third quarter of 2007.  The results for the nine months ended September 30, 2008 was a net loss of $12,596,000 compared to net income of $25,708,000 for the corresponding period of 2007, a decrease of 149%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2007, in the first nine months of 2008 the Company’s continued growth efforts resulted in an increase in interest earning assets, including loans.  The Bank’s core loan portfolio increased during the first nine months of 2008.

Total interest income decreased by $6,653,000 (15%) for the third quarter of 2008 compared to the same period in 2007, and decreased by $13,118,000 (10%) for the nine month period ended September 30, 2008 compared to the same period in 2007 although total average earning assets were higher (15%) in 2008 than in 2007.  The majority of the decrease in interest income arises from a substantial decrease of $6,542,000 (15%) in interest on loans from $43,678,000 for the three months ended September 30, 2007 compared to $37,136,000 for the same period in 2008.  Although interest income decreased primarily due to the Federal Reserve’s series of interest rate decreases, it was mitigated by an increase in the loan portfolio of $297,234,000 (15%) from September 30, 2007 to September 30, 2008.  For the three months ended September 30, 2008 interest expense on deposits decreased by $1,144,000 (9%) to $11,884,000 from the 2007 level of $13,028,000 and for the nine months ended September 30, 2008 interest expense on deposits decreased by $4,518,000 (12%) to $32,388,000 from the 2007 level of $36,906,000 primarily due to the Federal Reserve’s series of interest rate decreases but partially offset by an increase in total deposits of $372,900,000 (22%) from September 30, 2007 to September 30, 2008.  The increases in deposits were primarily in time deposits, while other deposits also showed increases and non-interest bearing demand deposit and money market accounts decreased.  For the three months ended September 30, 2008 interest expense on subordinated debentures decreased by $517,000 (30%), to $1,210,000 from the 2007 level of $1,727,000 due to a decrease in interest rates during the period. For the nine months ended September 30, 2008 interest expense on subordinated debentures decreased by $1,076,000 (21%), to $4,050,000 from the 2007 level of $5,126,000 due to the increase of $7,732,000 in subordinated debentures on September 25, 2007, and also due to a decrease in interest rates during the period.  For the three months ended September 30, 2008 interest expense on FHLB advances decreased by $927,000 (55%), to $750,000 from the 2007 level of $1,677,000 due to a combination of an decrease of $60,000,000 in FHLB advances at September 30, 2008 compared to September 30, 2007 and a decrease in interest rates during the period.  For the nine months ended September 30, 2008 interest expense on FHLB advances decreased by $785,000 (16%), to $4,086,000 from the 2007 level of $4,871,000 due to both the decrease in FHLB advances compared to the prior year and due to a decrease in interest rates during the period.  The net result was a decrease in net interest income of $4,064,000 (15%), from $27,802,000 in the third quarter of 2007 to $23,738,000 for the third quarter of 2008 and a decrease in net interest income of $6,761,000 (8%), from $81,012,000 for the nine months ended September 30, 2007 to $74,251,000 for the nine months of 2008.

Interest Rates and Interest Differential

The following table sets forth the average daily balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended September 30,
	2008			2007
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,328,298	$37,136	6.3%	$1,935,108	$43,678	9.0%

Interest bearing deposits in financial institutions	2,002	13	2.6%	7,025	85	4.8%

Investment securities	24,583	329	5.3%	25,047	353	5.6%

Federal funds sold	21,434	105	1.9%	9,282	120	5.1%

Total Interest Earning Assets	$2,376,317	$37,583	6.3%	$1,976,462	$44,236	8.9%

	For the Three Month Period Ended September 30,
	2008			2007
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$70,087	$278	1.6%	$57,132	$350	2.4%

Money market accounts	779,079	4,150	2.1%	970,374	9,841	4.0%

Time Deposits	798,427	7,456	3.7%	221,867	2,837	5.1%

Subordinated debentures	100,517	1,210	4.8%	93,205	1,727	7.4%

FHLB advances	130,380	750	2.3%	128,967	1,677	5.2%

Other borrowings	230	1	1.7%	485	2	1.6%

Total Interest Bearing Liabilities	$1,878,720	$13,845	2.9%	$1,472,030	$16,434	4.4%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $44,782,000 in 2008 and $21,968,000 in 2007 and is not net of deferred loan fees, which had an average balance in the third quarter of $6,152,000 in 2008 and $8,545,000 in 2007.

(2)           Includes loan fees in the third quarter of $1,994,000 in 2008 and $2,932,000 in 2007.

	For the Nine Month Period Ended September 30,
	2008			2007
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,249,687	$113,389	6.7%	$1,878,584	$126,430	9.0%

Interest bearing deposits in financial institutions	4,737	136	3.8%	5,928	213	4.8%

Investment securities	24,698	1,005	5.4%	24,598	951	5.2%

Federal funds sold	17,182	278	2.2%	7,714	332	5.8%

Total Interest Earning Assets	$2,296,304	$114,808	6.7%	$1,916,824	$127,926	8.9%

	For the Nine Month Period Ended September 30,
	2008			2007
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$67,834	$831	1.6%	$56,563	$990	2.3%

Money market accounts	876,026	16,117	2.5%	924,666	27,366	4.0%

Time Deposits	524,208	15,440	3.9%	226,237	8,550	5.1%

Subordinated debentures	100,517	4,050	5.4%	92,927	5,126	7.4%

FHLB advances	213,544	4,086	2.6%	123,078	4,871	5.3%

Other borrowings	1,489	33	3.0%	261	11	5.6%

Total Interest Bearing Liabilities	$1,783,618	$40,557	3.0%	$1,423,732	$46,914	4.4%

(1)

This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $37,068,000 in 2008 and $21,677,000 in 2007 and is not net of deferred loan fees, which had an average balance in the first nine months of $6,848,000 in 2008 and $7,974,000 in 2007.

(2)	Includes loan fees in the nine months of $6,512,000 in 2008 and $8,225,000 in 2007.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Total interest income (l)	$37,583	$44,236	$114,808	$127,926

Total interest expense	13,845	16,434	40,557	46,914

Net interest earnings	$23,738	$27,802	$74,251	$81,012

Average interest earnings assets	$2,376,317	$1,976,462	$2,296,304	$1,916,824

Average interest bearing liabilities	$1,878,720	$1,472,030	$1,783,618	$1,423,732

Net yield on average interest earning assets	4.0%	5.6%	4.3%	5.7%

(1)                                  Includes loan fees in the third quarter of $1,994,000 in 2008 and $2,932,000 in 2007 and nine months of $6,512,000 in 2008 and $8,225,000 in 2007.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended September 30,			Net Increase (Decrease) For the Nine Month Periods Ended September 30,
	2008 over 2007			2008 over 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest income (1)

Loans (2)	$15,065	$(21,607)	$(6,542)	$47,500	$(60,541)	$(13,041)

Interest bearing deposits in financial institutions	(32)	(40)	(72)	(38)	(39)	(77)

Federal funds sold	(28)	13	(15)	(110)	56	(54)

Investment securities	(7)	(17)	(24)	4	50	54

Total interest earning assets	$14,998	$(21,651)	$(6,653)	$47,356	$(60,474)	$(13,118)

	Net Increase (Decrease) For the Three Month Periods Ended September 30,			Net Increase (Decrease) For the Nine Month Periods Ended September 30,
	2008 over 2007			2008 over 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest Expense (1)

Other deposits	$132	$(204)	$(72)	$312	$(471)	$(159)

Money Market	(1,673)	(4,018)	(5,691)	(1,371)	(9,878)	(11,249)

Subordinated Debentures	150	(667)	(517)	466	(1,542)	(1,076)

Time Deposits	5,149	(530)	4,619	8,282	(1,392)	6,890

FHLB Advances	19	(946)	(927)	(2,646)	1,861	(785)

Other Borrowings	(1)	0	(1)	24	(2)	22

Total interest bearing liabilities	$3,776	$(6,365)	$(2,589)	$5,067	$(11,424)	$(6,357)

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees in the third quarter of $1,994,000 in 2008 and $2,932,000 in 2007 and nine months of $6,512,000 in 2008 and $8,225,000 in 2007.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $54,674,000 and $22,771,000 (or 2.37% and 1.11% of gross outstanding loans) at September 30, 2008 and December 31, 2007, respectively.  There was a $10,418,000 total provision for loan losses including $9,015,000 related to impaired loans, during the three month period ended September 30, 2008, compared to $900,000 for the same period of 2007. There was a $65,951,000 total provision for loan losses including $61,518,000 related to impaired loans, during the nine month period ended September 30, 2008, compared to $1,200,000 for the same period of 2007.  For the three and nine months ended September 30, 2008, the Company generated net loan charge-offs of $0 and $34,244,000, respectively.  For the three and nine months ended September 30, 2007, the Company generated net loan charge-offs of $0 and $50,000.  The Company had loan recoveries of $18,000 and $94,000 during the nine months ended September 30, 2008 and 2007, respectively.

Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing assets.

Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of September 30, 2008 the Company had no loans past due 90 or more days which were still accruing interest, and $4,605,000 in other real estate owned.  The Company’s non-performing assets as of September 30, 2008, which consist of loans on non-accrual status and other real estate owned, were as follows:

Asset Type	Number of Loans	Amount
Loans on nonaccrual status:
Land loans	4	$24,394,000
Construction loan	4	34,141,000
Unsecured loan	1	2,000,000
Gross non-performing loans		60,535,000
Less charge-offs		32,038,000

Total non-performing loans		$28,497,000

Other real estate owned, net:
Land loan	1	1,015,000
Apartment loan	1	3,590,000
Total other real estate owned, net		4,605,000

Total nonperforming assets		$33,102,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

Asset Type	Number of Loans	Amount

Apartment Loans
First Trust Deed	1	$16,450,000
Second Trust Deeds	6	10,368,000
Land Development	1	7,500,000
Unsecured	3	27,832,000
Construction	2	39,631,000

Total Performing Assets		$101,781,000

Thus, at September 30, 2008 the Company has identified non-performing and performing loans totaling $130,278,000 which it concluded were impaired.  These loans are principally secured by real estate or other guarantees.  The Company’s policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and nonperforming impaired loans which at September 30, 2008 totaled $28,989,000 for the loans as a group.

Other real estate owned includes properties acquired through foreclosure.  At September 30, 2008, the Company had two OREO properties both acquired during the quarter. In comparison, the Company had no OREO properties at December 31, 2007.

At September 30, 2008, the Company has identified loans having an aggregate average balance of $103,116,000 which it concluded were impaired under SFAS No. 114. By comparison, at September 30, 2007, the Company had identified loans having an aggregate average balance of $13,000, which it concluded were impaired under SFAS No. 114.

OTHER OPERATING INCOME

Other operating income amounted to $2,393,000 for the third quarter of 2008 as compared to $2,343,000 for the three months ended September 30, 2007.  For the first nine months of 2008 other operating income amounted to $10,045,000 as compared to $6,750,000 for the first nine months of 2007.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc., which results in the majority of the increase in other operating income over the first nine months of 2007. The Bank’s Trust Administration Services division, which provides administrative and custodial services to self-directed retirement plans, had revenue of $587,000 for the third quarter of 2008 and $1,864,000 for the nine months ended September 30, 2008 in contrast with $726,000 in the third quarter of 2007 and $1,784,000 in the first nine months of 2007.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $567,000 and $1,739,000 in the three and nine months ended September 30, 2008 and revenue of $544,000 and $1,583,000 during three and nine months ended September 30, 2007.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled

$339,000 for the third quarter of 2008 and $1,139,000 for the nine months ended September 30, 2008 in contrast with $314,000 for the third quarter of 2007 and $781,000 for the nine months ended September 30, 2007.  During the first nine months of 2008 gains of $3,000 and no losses on sales of premises and equipment were realized.  In contrast, during the first nine months of 2007 gains of $108,000 and losses of $16,000 on sales of premises and equipment were realized.  During the first nine months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  The bank recorded $162,000 in OTTI charges during the first nine months of 2008. No losses on securities sales were realized in the first nine months of 2008.  In comparison, no gains and $29,000 losses on securities sales were realized in the first nine months of 2007.

OTHER OPERATING EXPENSES

Overall operating expenses decreased in the first nine months of 2008 compared to the same period of 2007.  Operating expenses decreased to a total of $13,942,000 for the third quarter of 2008 from $15,175,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 operating expenses totaled $41,341,000, a decrease from $41,913,000 for the corresponding period in 2007.

Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.  While the total expense figures increased primarily due to the increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

Salary and related benefits decreased by $1,837,000 (19%), declining from a total of $9,652,000 for the third quarter of 2007 to $7,815,000 for the same period in 2008 and for the nine months ended September 30, 2008 decreased to $25,788,000 from $27,300,000 for the nine month period in 2007.  Occupancy expense rose to $2,916,000 for the nine months ended September 30, 2008 from $2,684,000 in the same period of 2007.  The increase reflects the rent paid on additional space at the various facilities, which house the Bank’s headquarters and many of the regional offices. The total of all other operating expenses rose in 2008 compared to the prior year, increasing from $11,929,000 for the first nine months of 2007 to $12,637,000 for the same period of 2008 and increased from $4,620,000 in 2007 to $5,134,000 for the comparable three-month period of 2008.

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

The combined effects of the above-described factors resulted in income before taxes of $1,771,000 for the three months ended September 30, 2008 compared to income of $14,070,000 for the third quarter of 2007.  For the nine months ended September 30, 2008 the loss before taxes is $22,996,000 compared to income before taxes of $44,649,000 for the first nine months of the prior year. In the third quarter, the Company’s provision for taxes decreased from $5,997,000 in 2007 to $589,000 in 2008.  For the nine months ended September 30, 2008 the tax (benefit) provision was $(10,400,000) (benefit) compared to a $18,941,000 provision in 2007.  The effective tax rate for the nine-month periods ended September 30, 2008 and 2007 are (45.2)% and 42.4%, respectively.  This brought net income for the three month period ended September, 30 2008 to $1,182,000 compared to net income of $8,073,000 for the same period in 2007.  For the nine months ended September 30, net loss in 2008 was $12,596,000, while 2007 net income through September 30 was $25,708,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2008 and December 31, 2007 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2008
U.S. Treasury Securities	$248	$1	$—	$249
U.S. Government sponsored Enterprise debt securities	24,097	41	(56)	24,082

	$24,345	$42	$(56)	$24,331

December 31, 2007
U.S. Treasury Securities	$249	$—	$—	$249
U.S. Government sponsored Enterprise debt securities	24,607	290	(32)	24,865

	$24,856	$290	$(32)	$25,114

We perform regular impairment analyses on the investment securities available-for sale portfolio.  If we determine that a decline is other-than-temporary, an impairment writedown is recognized in current earnings.  Other-than-temporary declines in fair value are assessed based upon the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent on holding the security until the fair value recovers.  As a result of our periodic reviews for impairment in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we recorded $162,000 in OTTI charges on a U.S. Government Sponsored Enterprise debt security.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)

Commercial loans	$278,062	$255,077
Real estate construction loans	688,797	591,334
Real estate loans	1,338,325	1,199,070
Government guaranteed loans	1,490	2,661
Other loans	1,481	2,412

Total loans	2,308,155	2,050,554

Less – Allowances for loan losses	(54,674)	(22,771)
– Deferred loan fees	(5,547)	(7,566)
Net loans	$2,247,934	$2,020,217

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

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At September 30, 2008 and December 31, 2007, the Company had $1,012,779,000 and $976,808,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.  At September 30, 2008 and 2007, the Company did not have any troubled debt restructurings, as defined in applicable financial institution regulations.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $127,570,000 as of September 30, 2008.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property and are performing, these borrowing concentrations nevertheless present certain risks.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 2.9% of total deposits at September 30, 2008.  This level represents a decrease from the 4.6% liquidity level, which existed on December 31, 2007. In addition, at September 30, 2008 some $16,489,000 of the Bank’s total assets consisted of government guaranteed assets, which represent a significant source of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans and government guaranteed assets to deposits was 112.0% and 118.1% as of September 30, 2008 and December 31, 2007, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $90,000,000 at September 30, 2008 and were secured by loans available as collateral at the FHLB.  As of September 30, 2008, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $426,000,000.

Total shareholders’ equity was $160,755,000 and $174,619,000 as of September 30, 2008 and December 31, 2007, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	September 30, 2008	December 31, 2007

Leverage Ratio (Tier 1 Capital to Average Assets
Regulatory requirement	4.00%	4.00%
Company	8.77%	10.86%
Bank	9.59%	11.67%

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

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	September 30, 2008	December 31, 2007

Tier 1 Capital to Risk-Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	8.45%	9.89%
Bank	9.22%	10.67%

	September 30, 2008	December 31, 2007

Total Capital to Risk-Weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	11.44%	12.56%
Bank	10.48%	11.67%

At September 30, 2008, the Company and the Bank meet all applicable capital ratio standards and believe that they will continue to meet all applicable capital standards.

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

At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC and DFI noted that the Bank had satisfactorily addressed the specific BSA concerns previously identified, which were the subject of the informal agreement.  However, at the same time, the FDIC focused on a previously unidentified BSA concern relating to the Bank’s program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

As a result, in the first quarter of 2008 the Bank resigned as custodian from all individual retirement accounts administered by non-bank third parties, which presented BSA concerns, and completed the process of terminating these accounts in the second quarter of 2008. While this meant the loss of approximately $40 million in deposits, the Bank concluded that such action was advisable because the cost of performing enhanced BSA and custodial compliance work would render the business unprofitable.

Notwithstanding the fact that the Bank expected all such accounts to be terminated in the near future, the Bank entered into a cease and desist order with the FDIC, principally addressing the Bank’s BSA duties in connection with such third party administered retirement accounts. While the Bank questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order, particularly in light of the imminent departure of all such accounts, which the Bank expects will completely resolve all associated BSA concerns. While no financial penalties have been or are expected to be assessed in connection with the claimed deficiencies, and the Company does not expect such development to have a material adverse monetary or other impact on its financial condition or results of operations, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified, or if other deficiencies are subsequently identified.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended September 30, 2008.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at September 30, 2008 and at December 31, 2007.  After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth.  The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2008, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$8,815	$0	$0	$0	$0	$0	$0	$8,815
Interest-bearing deposits in financial institutions	0	0	2,004	0	0	0	0	2,004
Investment securities	0	999	249	0	2,563	20,520	0	24,331
Subtotal	8,815	999	2,253	0	2,563	20,520	0	35,150

Loans, net of allowance for losses	2,077,614	78	425	1,175	165,904	2,738	0	2,247,934
Total earning assets	2,086,429	1,077	2,678	1,175	168,467	23,258	0	2,283,084

Cash and due from banks	0	0	0	0	0	0	24,886	24,886
Premises and equipment	0	0	0	0	0	0	5,052	5,052
Other real estate owned	0	0	0	0	0	0	4,605	4,605
Federal Home Loan Bank stock	11,781	0	0	0	0	0	0	11,781
Other assets	0	0	15,000	0	0	0	73,557	88,557
Total non-earning assets	11,781	0	15,000	0	0	0	108,100	134,881

Total assets	$2,098,210	$1,077	$17,678	$1,175	$168,467	$23,258	$108,100	$2,417,965

Federal Home Loan Bank advances	$0	$90,000	$0	$0	$0	$0	$0	$90,000
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	0	90,000	0	0	0	0	0	90,000

Other deposits	58,774	0	0	0	0	0	0	58,774
Money market deposits	700,453	0	0	0	0	0	0	700,453
Time deposits	0	121,588	267,353	298,354	228,884	0	0	916,179
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	759,227	211,588	367,870	298,354	228,884	0	0	1,865,923

Demand deposits	0	0	0	0	0	0	369,283	369,283
Note payable	0	13	0	0	0	0	0	13
Other liabilities	0	0	0	0	0	0	21,991	21,991
Shareholders’ equity	0	0	0	0	0	0	160,755	160,755
Total non-interest bearing liabilities and shareholders’ equity	0	13	0	0	0	0	552,029	552,042

Total liabilities and shareholders’ equity	$759,227	$211,601	$367,870	$298,354	$228,884	$0	$552,029	$2,417,965

GAP	$1,338,983	$(210,524)	$(350,192)	$(297,179)	$(60,417)	$23,258	$(443,929)	$0

Cumulative GAP	$1,338,983	$1,128,459	$778,267	$481,088	$420,671	$443,929	$0	$0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  During the first nine months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  The bank recorded $162,000 in OTTI charges during the first nine months of 2008.  No losses on securities sales were realized in the first nine months of 2008.  In comparison, no gains and $29,000 in losses were recorded on securities sales in the first nine months of 2007.  As of September 30, 2008 the Bank’s investment portfolio contained $42,000 gross unrealized gains and gross unrealized losses of $56,000, a net loss of $14,000, or unrealized losses of $8,000 net of tax benefit. By comparison, at September 30, 2007 the Company’s investment portfolio contained gross unrealized gains of $149,000 and gross unrealized losses of $88,000, for unrealized losses of $35,000 net of tax benefit. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s condensed consolidated statements of operations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with the Company’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, and supplemented by the risk factor concerning liquidity disclosed in the quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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

There were no repurchases of the Company’s securities during the third quarter of 2008.

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

FIRST REGIONAL BANCORP

Date: November 10, 2008	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President & Chief Executive Officer

Date: November 10, 2008	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 10, 2008	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act