Form 10-K
period 2008-12-31
FIRST REGIONAL BANCORP
filed 2009-03-16
CIK 356708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

        Aggregate market value of Common Stock held by non-affiliates as of June 30, 2008: $45,231,073

        Number of shares of Common Stock outstanding at March 6, 2009: 11,836,016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2009 Annual Meeting of Shareholders (to be filed within 120 days of fiscal year end) are incorporated by reference into Part III.

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

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company and the Bank operate, projections of future performance, perceived opportunities in the market, and statements regarding the Company's and/or the Bank's mission and vision. The Company's and/or the Bank's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. The following discusses certain factors, which may affect the Company's and/or the Bank's financial results and operations and should be considered in evaluating the Company and/or the Bank.

        The Company does not anticipate that its operations will be materially affected as a result of compliance with Federal, State and local environmental laws and regulations.

Business of First Regional Bank

        The Bank was incorporated under the laws of the State of California on July 10, 1979, and has authorized capital of 5,000,000 shares of no par value Common Stock. The Bank commenced operations as a California-chartered bank on December 31, 1979. The Bank conducts a business-oriented wholesale banking operation, with services tailored to the needs of businesses and professionals in its service area. The Bank's main office is located in the Century City office complex in Los Angeles, California. The Bank also has Regional Offices located in the California cities of Irvine, Glendale, Santa Monica, Torrance, Encino, Hollywood, Downtown Los Angeles, Anaheim, and Westlake Village. The Bank also has a Merchant Services division located in Agoura Hills, California. The Bank has a Trust Administration Services division located in Carlsbad, California that provides administrative services for self-directed retirement plans. The Bank's customers include professionals working in the primary service areas as well as many business accounts located throughout the counties of Los Angeles, Ventura and Orange. In distinction from many other independent banks in California, the Bank's deposit business is generated by a relatively small number of accounts, although most accounts have a very high average balance.

        The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans. The Bank has developed a substantial portfolio of short and medium-term "mini-perm" first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects. The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans. Typically, the Bank's loans are floating rate and have no prepayment penalties. Rising interest rates could lead to increased levels of loan prepayments and competitive pressure on contracted interest rates. The Bank also offers standard banking services for its customers, including telephone transfers, wire transfers, and travelers checks. The Bank accepts all types of demand, savings, and time certificates of deposit. The Bank's Merchant Services division offers credit card deposit and clearing services for retailers and other businesses that accept credit cards. Management has evaluated the Company's overall operation and determined that its business consists of three reportable business segments: (1) core bank operations, (2) the administrative services provided by the Bank's division, Trust Administration Services, and (3) Trust Services. For segment reporting financial information, see Note 19 of the Consolidated Financial Statements. The Bank formed Trust Administration Services during 1999 to provide administrative services for self-directed retirement plans. The Bank commenced offering trust services for living trusts, investment agency accounts, IRA rollovers and all forms of court-related matters in 2001. At March 13, 2009 the Bank had 288 equivalent full-time employees.

Competition

        The banking business in California generally, and in the Los Angeles, Ventura and Orange County areas where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services, which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

  The Company

        General.    As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank, and is subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.

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

        The Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank's retained earnings; (b) net income for the bank's last preceding fiscal year; or (c) net income or the bank's current fiscal year. In addition to these restrictions, the formal regulatory agreement which the Company is currently subject to restricts First Regional Bank from paying cash dividends to the Company without prior regulatory approval. (See "Regulatory Agreement," below).

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

        In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advise under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers' checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting and dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

        Regulatory Capital Guidelines.    The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2008:

	Adequately Capitalized	Well Capitalized	First Regional Bank	Company (Consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	10.34%	11.28%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.08%	8.09%
Tier 1 leverage capital ratio	4.00%	5.00%	9.19%	8.19%

        As of December 31, 2008 and 2007, the Bank met the regulatory capital ratio requirements to be categorized as "well capitalized" under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. The ratio requirements to be categorized as "well capitalized," are as set forth in the table above. (See below, under "Regulatory Agreement" for additional information regarding the Bank's target capital ratios.)

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $97.5 million (net of common stock) of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier I capital ratios would remain above the "well-capitalized" level had the modification of the capital regulations been in effect at December 31, 2008. Management expects that the Company's Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

        The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

  Regulatory Agreement

        During February 2009, the Bank signed an order to cease and desist with the Federal Deposit Insurance Corporation (the "FDIC") and the California Department of Financial Institutions (the "DFI") to further strengthen the Bank's operations. The agreement between First Regional Bank and its regulators is expected to help guide the Bank in addressing the impacts of today's challenging economic environment. The agreement formalizes many of the initiatives which the Bank has already adopted, and provides useful milestones for measuring the Bank's progress as it moves forward.

        Under the agreement, First Regional Bank will:

  •
  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank's activities

  •
  Increase its capital ratios based on a pre-determined schedule, and develop a comprehensive capital plan to assure compliance with that schedule

  •
  Eliminate from its books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule

  •
  Create and implement a plan to increase the diversification of the Bank's lending activities

  •
  Create and implement a comprehensive profit plan to improve the Bank's earnings performance

  •
  Update or revise the Bank's written policies in the areas of credit administration and liquidity management

        As previously noted, First Regional Bank continues to maintain "well capitalized" ratios, the highest standards established by banking regulators. However, in connection with the Bank's plan to increase its capital ratios, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9.5% of the Bank's total assets and to maintain such ratio at 10% as of September 30, 2009. Also as a part of such plan, First Regional Bank and its parent, First Regional Bancorp, have also authorized the contribution by First Regional Bancorp, from its cash reserves, of $12 million into the Bank as additional Bank capital, which contribution was made during February 2009.

        Under the prompt corrective action rules, a capital maintenance requirement prevents the Bank from accepting or renewing brokered deposits without first obtaining a waiver from the FDIC. The Bank has applied to the FDIC for permission to continue to accept certain types of brokered deposits. At December 31, 2008 and 2007, the Bank had brokered deposits of approximately $650 million and $3 million, respectively. (See "Liquidity, Sources of Funds, and Capital Resources" for additional information regarding deposits.)

        In addition to the above restrictions, the agreement also restricts First Regional Bank from paying cash dividends to the Company without prior regulatory approval.

        In the interest of preserving its remaining cash reserves during a challenging period, First Regional Bancorp intends to defer interest payments on its trust preferred securities for a period of one year, or until March 2010. First Regional Bancorp has the right to defer interest payments for up to five years under the indentures governing its various trust preferred securities. Under the indentures governing the Company's trust preferred securities, the Company is prohibited from taking certain actions during the period of interest deferral, such as paying dividends and repurchasing shares of the Company's stock.

        First Regional Bank intends to achieve full compliance with the agreement in a timely manner. As the agreement includes many initiatives previously adopted by the Bank, the implementation of those measures has already begun. Even after the terms of the agreement have been satisfied, First Regional Bank plans to continue its efforts to further enhance the Bank's capital strength, asset quality, and operating performance.

        Federal Deposit Insurance.    The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, effective January 1, 2007, banks are categorized into one of four categories based upon supervisory and capital evaluations. In practice, the subgroup evaluations will generally be based on an institution's composite CAMELS rating assigned to it by the institution's federal supervisor at the end of its examination. The CAMELS rating system is based upon an evaluation of the five critical elements of an institution's operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution's performance. The following table sets forth these four Risk Categories:

Supervisory Subgroup
Capital Group	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized	II
3. Undercapitalized	III		IV

        Within Risk Category I, the assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the assessment system combines CAMELS component ratings with financial ratios to determine an institution's assessment rate. For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings. For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information. The new assessment system assess those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher. An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

        On February 27, 2009, the FDIC adopted final rules modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009. Under these new rules, risk assessments for small risk category I institutions and large risk category I institutions with no long-term debt rating will include a consideration of such institutions' adjusted brokered deposit ratio. The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10 percent of domestic deposits and whose total assets are more than 40 percent greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions.

        Further, the new rules revised the method for calculating the assessment rate for a large risk category I institution with a long-term debt issuer rating so that it equally weights the institution's weighted average CAMELS component ratings, its long-term debt issuer ratings and the financial ratios method assessment rate. The final rule updates the uniform amount and the pricing multipliers for the weighted average CAMELS component ratings and financial ratios method. It also increases the maximum possible large bank adjustment from 0.5 basis point to 1.0 basis point.

        These new rules set forth three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50 percent of an institution's assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (ii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

        Under these new rules, the FDIC adopted new initial base assessment rates as of April 1, 2009, as follows:

Initial Base Assessment Rates

	Risk Category
	I *
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	12	16	22	32	45

*
Initial base rates that were not the minimum or maximum rate will vary between these rates.

        After applying all possible adjustments, minimum and maximum total base assessment rates for each risk category are as follows:

Total Base Assessment Rates

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial base assessment rate	12 - 16	22	32	45
Unsecured debt adjustment	-5 - 0	-5 - 0	-5 - 0	-5 - 0
Secured liability adjustment	0 - 8	0 - 11	0 - 16	0 - 22.5
Brokered deposit adjustment		0 - 10	0 - 10	0 - 10
Total base assessment rate	7 - 24.0	17 - 43.0	27 - 58.0	40 - 77.5

*
All amounts for all risk categories are in basis points annually. Total base rates that are not the minimum or maximum rate will vary between these rates.

        In addition, on February 27, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

        The FDIC may seek to terminate its insurance of deposits if it finds, and then prevails in proving to an administrative law judge, at an administrative judicial hearing, that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC's Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and, (ii) will provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. First Regional is monitoring the many programs which continue to emerge as part of the Federal government's efforts to stabilize and strengthen the nation's economy. All programs are evaluated based on their applicability to First Regional, and whether they will provide benefit to the Company and its shareholders. The Company's subsidiary, First Regional Bank, is participating in the program to provide full deposit insurance coverage of non-interest bearing deposit transaction accounts under the FDIC's Temporary Liquidity Guarantee Program. As neither the Company nor First Regional Bank anticipate issuing qualifying debt, they will not participate in the debt guarantee portion of the Temporary Liquidity Guarantee.

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

        The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"), a part of the comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. ("USA Patriot Act"). The IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank's primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2008.

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

        Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of the Bank's loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

        The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. From January 2001 to June 2003, the FRB decreased interest rates numerous times, reducing the overnight "Federal Funds" rate from 6.50% to 1.00%, the lowest level in four decades. From June 2004 to June 2006, the FRB reversed direction and increased rates 17 times to 5.25%. From September 2007 through December 2008, the FRB reduced rates ten times to their current level of 0.00%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted. However, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

        Recent Regulatory Developments.    In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

        Recent months have seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.

        In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program ("TARP") and has since injected capital into many financial institutions under the TARP Capital Purchase Program ("TARP CPP"). The Company thoroughly examined the Capital Purchase Program of the Treasury's Troubled Assets Relief Program (the "TARP Capital Program"), under which the Federal government injects capital into financial institutions through the purchase of preferred stock and warrants. In November 2008, the Board determined not to seek capital under the TARP Capital Program. The Board's decision was made in recognition of the fact that the Company and First Regional Bank already exceeded all financial ratio requirements for "Well Capitalized" status, that an issuance of warrants in connection with TARP would be significantly dilutive to Company shareholders, the costs related to the preferred stock would be high, and other factors.

        On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

        On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLGP"). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLGP, the FDIC may (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. First Regional is monitoring the many programs which continue to emerge as part of the Federal government's efforts to stabilize and strengthen the nation's economy. All programs are evaluated based on their applicability to First Regional Bank, and whether they will provide benefit to the Company and its shareholders. The Company's subsidiary, First Regional Bank, is participating in the program to provide full deposit insurance coverage of non-interest bearing deposit transaction accounts under the FDIC's Temporary Liquidity Guarantee Program. As neither the Company nor First Regional Bank anticipate issuing qualifying debt, they will not participate in the debt guarantee portion of the Temporary Liquidity Guarantee Program.

        On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan ("FSP"), which, among other things, proposes to establish a new Capital Assistance Program ("CAP") through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility ("TALF") would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public. As of the date of this report, First Regional had not determined to seek to participate. However, First Regional will continue to monitor emerging government programs to evaluate whether such programs would be applicable to, and beneficial to, First Regional.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law. AARA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury's executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions. However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied. Because, as of the date of this report, First Regional is not a TARP CPP recipient, such provisions are not currently applicable to First Regional.

        In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP CPP recipient, the Secretary will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA. Because, as of the date of this report, First Regional is not a TARP CPP recipient, such provisions are not currently applicable to First Regional.

        On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan ("HASP"), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

        It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, AARA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

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

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the yearly average balances of the Company's assets, liabilities, and shareholders' equity for each of the past three years:

	For Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Assets
Cash and due from banks	$30,036	$65,992	$81,934
Federal funds sold	19,607	11,772	5,946
Interest bearing deposits in financial institutions	4,050	6,203	5,397
Investment Securities	24,596	24,683	11,425
Net Loans	2,222,893	1,886,332	1,781,140
Other Assets	85,007	64,921	54,733

Total Assets	$2,386,189	$2,059,903	$1,940,575

Liabilities & Shareholders' Equity
Deposits:
Demand (non-interest bearing)	$392,012	$419,981	$482,601
Savings and NOW Accounts	64,180	57,487	51,657
Money Market Accounts	818,615	939,424	813,581
Time	639,380	234,264	198,626

Total Deposits	1,914,187	1,651,156	1,546,465
FHLB Advances	187,053	125,439	163,992
Fed Funds purchased and other borrowings	1,132	210	34
Subordinated Debentures	100,517	94,840	85,328
Other Liabilities	15,371	24,888	18,906

Total Liabilities	2,218,260	1,896,533	1,814,725

Shareholders' Equity	167,929	163,370	125,850

Total Liabilities and Shareholders' Equity	$2,386,189	$2,059,903	$1,940,575

Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$2,270,792	$147,155	6.5%	$1,916,249	$169,303	8.8%	$1,809,377	$160,678	8.9%
Investment Securities	24,596	1,330	5.4%	24,683	1,289	5.2%	11,425	545	4.8%
Federal Funds Sold	19,607	325	1.7%	11,772	576	4.9%	5,946	308	5.2%
Interest-bearing Deposits in Financial Institutions	4,050	147	3.6%	6,203	293	4.7%	5,397	217	4.0%

Total Interest Earning Assets	$2,319,045	$148,957	6.4%	$1,958,907	$171,461	8.8%	$1,832,145	$161,748	8.8%

Interest Bearing Liabilities:
Savings deposits	$64,180	$1,024	1.6%	$57,487	$1,331	2.3%	$51,657	$879	1.7%
Money Market deposits	818,615	19,464	2.4%	939,424	36,921	3.9%	813,581	28,963	3.6%
Time deposits	639,380	24,439	3.8%	234,264	11,873	5.0%	198,626	8,977	4.5%
FHLB Advances	187,053	4,350	2.3%	125,439	6,414	5.1%	163,992	8,174	5.0%
Federal Funds Purchased and other Borrowings	1,132	33	2.9%	210	16	7.6%	62	4	6.5%
Subordinated Debentures	100,517	5,253	5.2%	94,840	7,095	7.5%	85,328	6,259	7.3%

Total Interest Bearing Liabilities	$1,810,877	$54,563	3.0%	$1,451,664	$63,650	4.4%	$1,313,246	$53,256	4.1%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $41,534,000, $21,951,000 and $20,372,000 in 2008, 2007 and 2006 respectively and is not net of deferred loan fees, which had an average balance of $6,365,000, $7,966,000 and $7,865,000 in 2008, 2007 and 2006 respectively.

(2)
Includes loan fees of $8,280,000 in 2008 and $10,838,000 in 2007 and $10,092,000 in 2006.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	2008	2007	2006
	(Dollars in Thousands)
Total interest income(1)	$148,957	$171,461	$161,748
Total interest expense	54,563	63,650	53,256

Net interest earnings	$94,394	$107,811	$108,492

Average interest earning assets	$2,319,045	$1,958,907	$1,832,145
Net yield on average interest earning assets	4.1%	5.5%	5.9%

(1)
Includes loan fees of $8,280,000 in 2008, $10,838,000 in 2007 and $10,092,000 in 2006.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) 2008 over 2007			Increase (Decrease) 2007 over 2006
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$50,276	$(72,424)	$(22,148)	$9,438	$(813)	$8,625
Investment securities	(5)	46	41	688	56	744
Federal funds sold	(38,595)	38,344	(251)	284	(16)	268
Interest on interest-bearing deposits in financial institutions	(88)	(58)	(146)	35	41	76

Total Interest Earning Assets	$11,588	$(34,092)	$(22,504)	$10,445	$(732)	$9,713

Interest Expense(1)
Savings and NOW accounts	$184	$(491)	$(307)	$108	$344	$452
Money market deposits	(4,287)	(13,170)	(17,457)	4,759	3,199	7,958
Time deposits	14,648	(2,082)	12,566	1,727	1,169	2,896
FHLB advances	18,773	(20,837)	(2,064)	(1,977)	217	(1,760)
Federal Funds purchased and other borrowings	20	(3)	17	11	1	12
Subordinated debentures	456	(2,298)	(1,842)	709	127	836

Total Interest Bearing Liabilities	$29,794	$(38,881)	$(9,087)	$5,337	$5,057	$10,394

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $8,280,000 in 2008, $10,838,000 in 2007 and $10,092,000 in 2006.

Investment Securities

        The following table shows the fair value of the investment securities portfolio at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in Thousands)
U.S. Treasury securities	$250	$249
U.S. government sponsored enterprise debt securities	24,477	24,865

Total	$24,727	$25,114

        The maturity schedule and weighted average yields of debt securities at December 31, 2008 is as follows:

	Amount	Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities
One year or less	$250	1.85%
Over one year	0	0.00%

Category total	$250	1.85%
U.S. Government Sponsored Enterprise Debt Securities
One year or less	$999	2.89%
One to five years	2,594	5.08%
Five to ten years	3,279	7.90%
Ten to fifteen years	3,575	5.85%
Over fifteen years	14,030	6.04%

Category total	$24,477	6.03%
Total Investment Portfolio
One year or less	$1,249	2.68%
One to five years	2,594	5.08%
Five to ten years	3,279	7.90%
Ten to fifteen years	3,575	5.85%
Over fifteen years	14,030	6.04%

Total	$24,727	5.99%

Loan Portfolio

        The loan portfolio consisted of the following at December 31:

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial loans	$276,885	$255,077	$223,571	$165,224	$153,480
Real estate construction loans	603,866	591,334	375,175	222,439	129,106
Real estate loans	1,438,758	1,199,070	1,226,870	1,312,944	871,567
Government guaranteed loans	1,337	2,661	4,827	7,369	6,001
Other loans	2,601	2,412	3,096	5,881	2,973

Total loans	2,323,447	2,050,554	1,833,539	1,713,857	1,163,127
Less—Allowances for loan losses	61,336	22,771	20,624	17,577	11,825
—Deferred loan fees	4,632	7,566	7,614	7,923	7,073

Net loans	$2,257,479	$2,020,217	$1,805,301	$1,688,357	$1,144,229

Loan Maturities and Interest Rates

        The following table shows the amounts of total loans outstanding as of December 31, 2008, which, based on remaining scheduled payments of principal, are due in one year or less, more than one year but less than five years, more than five years but less than ten years, and ten years or more. The amount due for each interval is classified according to whether the interest rate floats in response to changes in interest rates or is fixed.

        Aggregate maturities of loan balances which are due (in thousands):

In one year or less:
Interest rates are floating or adjustable	$1,413,038
Interest rates are fixed or predetermined	41,571
After one year but within five years:
Interest rates are floating or adjustable	707,209
Interest rates are fixed or predetermined	125,202
After five years but within ten years:
Interest rates are floating or adjustable	33,504
Interest rates are fixed or predetermined	2,730
After ten years or more:
Interest rates are floating or adjustable	193
Interest rates are fixed or predetermined	0

Total	$2,323,447

Non-Performing Loans

        The current policy is to cease accruing interest on commercial, real estate and installment loans which are past due as to principal or interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible.

        The following table shows the principal amount of non-performing loans:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accrual loans
Commercial	$7,261	$2,000	$0	$86	$39
Real estate loans	85,256	0	0	2,109	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	0	0	4

Total	$92,517	$2,000	$0	$2,195	$43

Accruing loans past due more than 90 days
Commercial	$0	$12	$14	$17	$0
Real estate loans	18,540	8,513	0	0	0
Government guaranteed loans	0	0	0	0	0
Other loans	0	0	0	0	2

Total	$18,540	$8,525	$14	$17	$2

        Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

Asset Type	Number of Loans	Amount
Apartment loans
First trust deed	5	$57,240,000
Second trust deeds	5	3,643,000
Land development	1	4,831,000
Unsecured	1	24,221,000
Construction	1	14,198,000

Total performing assets considered impaired		$104,133,000

        Except as may have been included in the above tables, at December 31, 2008, there were no loans, the terms of which had been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration of the financial position of the borrower or which would be classified as restructured debt in a troubled loan situation.

Summary of Loan Loss Experience

        The following table provides information concerning changes in the allowance for loan losses and loans charged off and recovered:

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Amount of loans outstanding at end of period	$2,323,447	$2,050,554	$1,833,539	$1,713,857	$1,163,127

Average amount of loans outstanding before allowance for loan losses	$2,264,427	$1,908,283	$1,801,512	$1,373,715	$906,784

Balance of allowance for loan losses at beginning of period	$22,771	$20,624	$17,577	$11,825	$7,660
Loans charged off:
Commercial	254	741	173	35	515
Real estate	54,901	0	855	0	0
Government guaranteed loans	0	0	0	0	0
Other	1	0	0	0	0

Total loans charged off	55,156	741	1,028	35	515
Recoveries of loans previously charged off:
Commercial	19	4	100	140	113
Real estate	0	90	0	0	0
Government guaranteed loans	0	0	0	0	0
Other	1	0	0	0	0

Total loan recoveries	20	94	100	140	113

Net loans charged off (recovered)	55,136	647	928	(105)	402

Allowance for unfunded loan commitments and lines of credit	334	172	(353)	(48)	(335)
Provisions charged to operating expense	93,367	2,622	4,328	5,695	4,902

Balance of allowance for loan losses at end of period	$61,336	$22,771	$20,624	$17,577	$11,825

The ratio of net loans charged off (recovered) to average loans outstanding	2.43%	0.03%	0.05%	(0.01)%	0.04%
Allowance for loan losses to total gross loans at end of year	2.64%	1.11%	1.12%	1.03%	1.02%

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

	2008		2007		2006		2005		2004
	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans	Allowance for loan losses	Ratio of loans to total loans
Commercial	$15,121	12%	$2,642	13%	$2,337	12%	$1,902	10%	$1,515	13%
Real estate	46,215	88%	20,129	87%	18,287	88%	15,639	90%	10,309	86%
Government Guaranteed	0	0%	0	0%	0	0%	0	0%	0	1%
Other	0	0%	0	0%	0	0%	0	0%	1	0%
Unallocated	0	0%	0	0%	0	0%	36	0%	0	0%

Total	$61,336	100%	$22,771	100%	$20,624	100%	$17,577	100%	$11,825	100%

Deposits

        The average amounts of deposits for the years indicated are summarized below.

	2008	2007	2006
	(Dollars in Thousands)
Demand deposits	$392,012	$419,981	$482,601
Savings deposits, money market and time certificates of deposit of less than $100,000	1,296,573	1,106,833	962,580
Time certificates of deposit of $100,000 or more	225,602	124,342	101,284

Total	$1,914,187	$1,651,156	$1,546,465

        The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 2008 is as follows:

December 31, 2008
(Dollars in Thousands)
3 months or less	$202,123
Over 3 through 6 months	104,921
Over 6 through 12 months	79,609
Over 12 months	0

Total	$386,653

Selected Financial Ratios

        The following table sets forth the ratios of net income to average total assets and to average shareholders' equity, and average shareholders' equity to average total assets.

	2008	2007	2006
Return on assets	(1.0)%	1.6%	2.0%
Return on equity	(14.1)%	20.6%	30.5%
Dividend payment ratio	0.0%	0.0%	0.0%
Equity to assets ratio	7.0%	7.9%	6.5%

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

Item 1A.    Risk Factors

        Our financial and operating results, and an investment in First Regional Bancorp common stock, are subject to a number of factors, many of which are outside the Company's control. These factors include the following:

        Economic conditions could adversely affect the Company's liquidity.

        The banking industry, including First Regional, has long focused on the importance of liquidity. The current economic environment has had an uneven impact on First Regional's liquidity. On the one hand, demands upon First Regional's liquidity sources have declined in a number of respects. For one, loan demand in general has slowed. For another, First Regional remains highly selective in its loan production, particularly in light of deteriorating conditions in some real estate markets. On the other hand, First Regional has found that loan payoffs have slowed, as a result of declining real estate sales and a tightened credit market for the long-term financing that has historically been accessed by our borrowers to refinance properties. In addition, First Regional has undisbursed commitments for existing loans, which results in ongoing demand for funding even with highly constrained new loan production. In order to effectively manage its liquidity, First Regional has recently increased deposits from previously underutilized sources, such as institutional time deposits. The Company has done this as part of a plan to reduce First Regional's outstanding Federal Home Loan Bank borrowing levels so as to hold this source available as a reserve fund of liquidity.

        As previously noted, First Regional Bank continues to maintain "well capitalized" ratios, the highest standards established by banking regulators. However, in February 2009, First Regional Bank entered into a formal agreement with the FDIC and California Department of Financial Institutions, pursuant to which the Bank has agreed to increase its capital ratios. Under regulatory "prompt corrective action" rules, the existence of a capital component in a formal agreement results in a "well capitalized" institution being treated as "adequately capitalized" for purposes of rules governing brokered deposits. As a result, First Regional must seek and obtain a waiver from the FDIC prior to issuing or renewing any brokered deposits. As a result, First Regional Bank expects that most brokered deposits previously issued will run off as they mature over the next two years. First Regional has, however, applied for a waiver for certain types of deposits deemed "brokered deposits" by regulators.

        First Regional also maintains other supplemental sources of liquidity, including marketable assets, credit lines with correspondent banks, and access to the Federal Reserve's discount window. Nevertheless, there is a risk that if loan repayments continue to slow, and/or First Regional's traditional deposit levels are reduced, the Company may need to utilize these supplemental liquidity sources, which could have an adverse impact on First Regional's financial condition and/or results of operations.

        There is a limited and volatile trading market for the Company common stock.

        The Company's common stock is traded on the Nasdaq National Market under the symbol "FRGB." However, there is a limited trading market for the Company's common stock, with an average trading volume of approximately 73,000 shares per trading day.

        In addition, the Company's stock has suffered from a very significant decline over the past two years. While the Company's stock had previously traded at a significant multiple of the Company's book value, the stock currently trades at less than 10% of book value. This may be due to several factors, including the recent concerns about banks and financial institutions generally, the status of the U.S. and world economies, the significant drop in real estate valuations, extreme credit tightening throughout the financial system, as well as the Company's recent financial results, including its loss of approximately $23 million for 2008. The Company does not believe that recent stock prices are meaningfully reflective of the company's underlying value. Accordingly, an investment in First Regional stock is subject to these risks, and there can be no assurance that a holder of the Company's common stock, particularly of large blocks, will have the ability to dispose of such shares in a liquid or stable market or that a more active trading market for the Company's common stock will develop or will be sustained.

        While the Company's book value exceeded $12 per share as of December 31, 2008, the Company's common stock has recently been trading below $1. The Company's common stock is listed on the Nasdaq Global Select Market. One of Nasdaq's continued listing requirements is that a listed company have a minimum bid price of $1. Due to current extraordinary market conditions, in October 2008, Nasdaq suspended the rules requiring a minimum $1 closing bid price, with such rules initially scheduled to be reinstated January 2009. In January 2009, Nasdaq extended its suspension of such rules until April 20, 2009. It is expected that, in light of continued extraordinary market conditions, Nasdaq will continue to be flexible concerning such rules. However, there can be no assurance that Nasdaq will further extend the suspension of such rules, or that the closing bid price of the Company's common stock will rise above $1. Should Nasdaq fail to further extend the suspension of such rule, and the closing bid price of the Company's common stock fails to rise above $1, then Nasdaq could give the Company notice of noncompliance with such rule and require the Company to regain compliance within a timeframe determined by Nasdaq. The Company would then have the opportunity to devise a plan to regain compliance within such timeframe. Should the Company thereafter fail to timely regain compliance with such rule, the Company's common stock would be at risk of being delisted by Nasdaq, after which the stock would trade in over the counter (OTC) markets.

        If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

        A significant source of risk for us arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans and guaranties. While First Regional Bank has historically enjoyed very low levels of nonperforming assets, during 2008, these levels rose in response to declining economic conditions, declining real estate values, tightening credit markets and other factors. First Regional Bank has undertaken to enhance its underwriting and credit monitoring procedures and credit policies, in an effort to better manage and reduce our exposure to such risks. Nevertheless, these policies and procedures may not prevent unexpected losses that could materially and adversely affect our results of operations.

        We are highly dependent on real estate and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is dependent on real estate. At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 88% of our loan portfolio. Declines in the value of real estate have adversely affected the quality of certain of First Regional's loans, including collateral value and, in a number of cases, the borrower's financial condition. This has, in turn, required First Regional to make substantial loan loss provisions during 2008, which has resulted in First Regional's loss of approximately $23 million for 2008. Further declines in real estate values will likely further adversely affect the value of the real estate securing both our loans and the real estate we own, and will likely require additional loan loss provisions. Such provisions would likely adversely impact our results of operations.

        In addition, acts of nature, including earthquakes, fires, landslides and floods, which may cause uninsured damage and other loss of value to real estate, may also negatively impact our financial condition. This is particularly significant in light of the fact that most of the real estate that makes up the collateral of our real estate secured loans is located in Southern California, where the risk of such acts of nature is relatively high.

        Failure to comply with the provisions of First Regional Bank's formal agreement with its regulators could adversely affect the Bank.

        During February 2009, the bank signed an order to cease and desist with the Federal Deposit Insurance Corporation (the "FDIC") and the California Department of Financial Institutions (the "DFI") to further strengthen the Bank's operations. The agreement between First Regional Bank and its regulators is expected to help guide the Bank in addressing the impacts of today's challenging economic environment. The agreement formalizes many of the initiatives which the Bank has already adopted, and provides useful milestones for measuring the Bank's progress as it moves forward.

        Under the agreement, First Regional Bank will:

  •
  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank's activities

  •
  Increase its capital ratios based on a pre-determined schedule, and develop a comprehensive capital plan to assure compliance with that schedule

  •
  Eliminate from its books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule

  •
  Create and implement a plan to increase the diversification of the Bank's lending activities

  •
  Create and implement a comprehensive profit plan to improve the Bank's earnings performance

  •
  Update or revise the Bank's written policies in the areas of credit administration and liquidity management

        As previously noted, First Regional Bank continues to maintain "well capitalized" ratios, the highest standards established by banking regulators. However, in connection with the Bank's plan to increase its capital ratios, effective February 23, 2009, the Bank specifically agreed to maintain a minimum Tier 1 leverage ratio of 9.5% of the Bank's total assets and to maintain such ratio at 10% as of September 30, 2009. Also as a part of such plan, First Regional Bank and its parent, First Regional Bancorp, have also authorized the contribution by First Regional Bancorp, from its cash reserves, of $12 million into the Bank as additional Bank capital, which contribution was made during February 2009.

        First Regional intends to achieve full compliance with the agreement in a timely manner. As the agreement includes many initiatives previously adopted by the Bank, the implementation of those measures has already begun. Even after the terms of the agreement have been satisfied, First Regional plans to continue its efforts to further enhance the Bank's capital strength, asset quality, and operating performance. In an effort to enhance its capital ratios, First Regional Bank intends to shrink the size of the Bank by several hundreds of million dollars. However, First Regional Bank has found that the pace of loan payoffs has slowed significantly, as a result of slower sales of completed construction projects and the tightening of credit markets historically accessed by our borrowers to refinance stabilized real estate projects. First Regional also intends to sell certain assets as a part of its effort to shrink the Bank. However, there can be no assurance that such efforts will be successful at prices acceptable to the Bank. Should the Bank fail to comply with the terms of its formal agreement with its regulators, this may result in further enforcement action by the Bank's regulators, which may adversely affect the results or financial condition of the Bank.

        The Bank is subject to certain risks associated with borrower and industry concentrations.

        Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations; including as much as $126 million, or 56% of the Bank's capital, as of December 31, 2008. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

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

        In certain cases, multiple loans across a borrower relationship has become impaired after the controlling principal has suffered an adverse change in such borrower's financial condition. In some of these cases, the Bank has suffered defaults across multiple loans in a borrower concentration. As a part of the Bank's action plan to comply with the terms of the Bank's February 2009 formal agreement with its regulators, the Bank has devised a plan to reduce borrower concentrations over time. In anticipation of this requirement, First Regional Bank's Board adopted a policy to reduce borrower concentrations to no more than 25% of capital by the end of 2009. However, there can be no assurance that the Bank will succeed in reducing all borrower concentrations in accordance with the Bank's action plan by the target dates for such action. Failure to do so could adversely affect the results of operations or financial condition of First Regional Bank.

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

        The Company's continued success depends on the retention, recruitment and continued contributions of key members of management. Key member's of the Company's and the Bank's management include H. Anthony Gartshore, our President and Chief Executive Officer, Thomas E. McCullough, our Corporate Secretary and Executive Vice President and Chief Operating Officer of the Bank, and other officers with key positions and/or who have relationships with customers of the Bank. The loss of such key personnel could have an adverse affect on the Company's growth and profitability, and many of these persons would be difficult or impossible to replace. The competition for qualified personnel is intense. The loss of services of members of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

        The banking business in California, generally, and in the Los Angeles, Orange and Ventura County areas where the Bank's operations are centered, specifically, is highly competitive with respect to both loans and deposits and is dominated by major banks, both domestic and foreign, which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, but also with small independent banks located in its service areas. Among the advantages which the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain services that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. In addition, the Bank faces direct competition from newly chartered banks, which are formed from time to time in the Bank's service area.

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

        At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC expressed concern regarding a previously unidentified BSA concern relating to the Bank's program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties. The FDIC requested that the Bank enter into a cease and desist order, principally addressing the Bank's BSA duties in connection with such third party administered retirement accounts. While the Bank questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order. While the bank believes it fully complied with this Cease and Desist Order, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

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

        Our earnings are impacted by changing interest rates, which are unpredictable and beyond our control. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Recent trends in interest rates may not continue and/or may reverse. Also, competitive pressures on both the pricing of loans and on the cost of deposits can have the effect of compressing our net interest margin, making it difficult for us to sustain or enhance our net income in the future. We believe our current level of interest rate sensitivity is reasonable, particularly in light of currently prevailing historically low interest rates. Nevertheless, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

        The Company's directors, executive officers and their related interests have voting control or beneficial ownership of approximately 39% of its outstanding shares (including shares issuable to them upon exercise of vested stock options). In particular, Jack A. Sweeney, the Company's Founder and Chairman Emeritus, has voting control or beneficial ownership of approximately 29% of the Company's outstanding common stock (including shares issuable to him upon exercise of vested stock options). The interests of these controlling shareholders may differ from yours. Because of this beneficial ownership and voting power, our controlling shareholders may have the power to substantially control any matter presented to shareholders for a vote, including with respect to the election of directors or other material transactions, such as a future issuance of securities, a potential acquisition of, or take-over proposal made by, another company. As a result, these controlling shareholders may cause the defeat of a proposal you support, or cause the approval of a proposal you oppose.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Bank's head office is located on the ground, second, fourth and eighth floors of an office building located at 1801 Century Park East, Los Angeles, California. The Bank has leased approximately 19,734 square feet of office space under a lease which expires on February 28, 2013. The total monthly rental for the premises is $60,569 subject to annual 3% adjustments and adjustments for increases in property taxes and other operating costs. An equivalent of eight months of rent was abated during various months during 2003 and 2004, the first 2 years of the lease; the Bank is deferring recognition of this amount and is amortizing it evenly over the lease term. The lease was amended in August 2003 to include an additional 5,450 square feet of office space on the ground floor at a monthly rental of $10,425 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2004 to include an additional 3,820 square feet of office space on the second floor at a monthly rental of $7,067 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in September 2005 to include an additional 2,597 square feet of office space on the second floor at a monthly rental of $4,960 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in February 2006 to include an additional 2,453 square feet of office space on the second floor at a monthly rental of $5,691 subject to annual adjustments and adjustments for increases in property taxes and other operating costs. The lease was amended in December 2006 to include an additional 5,409 square feet of office space on the fourth floor at a monthly rental of $16,314 subject to annual adjustments and adjustments for increases in property taxes and other operating costs.

        The Bank's Merchant Services division is located at 28632 Roadside Drive, Suite 155, Agoura Hills, California. The premises consist of approximately 2,799 square feet which are provided under a lease which expires on October 31, 2012. The total monthly rental is $6,744, subject to annual adjustments of 3% and various operating costs.

        The Bank also leases an office to house its Irvine Regional Office located at 19100 Von Karman Avenue, Irvine, California. The premises consists of approximately 4,837 square feet and is provided under a lease which expires April 30, 2011 at a monthly rental of $14,027 subject to annual adjustments plus a proportionate share of the building's operating costs.

        The Bank also leases an office located at 501 Santa Monica Boulevard, Suite 403, Santa Monica, California to house its Santa Monica Regional Office. The premises consisting of approximately 5,635 square feet are provided under a lease which expires July 31, 2012 at a rental of $18,426 per month, subject to annual adjustments and various operating costs.

        The Bank's South Bay Regional Office is located at 990 West 190th Street, Suite 440, and 970 West 190th Street, Suite 400, Torrance, California. The premises consist of approximately 12,909 square feet which are provided under a lease which expires on June 30, 2013. The total monthly rental is $26,722, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 5950 La Place Court, Suite 160, Carlsbad, California to house Trust Administration Services. The premises consisting of approximately 12,722 square feet are provided under a lease, which expires May 31, 2009 at a rental of $23,387 per month, subject to annual adjustments and various operating costs.

        The Bank's Glendale Regional Office is located at 655 North Central Avenue, Suite 1500, Glendale, California. The premises consist of approximately 7,771 square feet which are provided under a lease which expires in December 2012. The total monthly rental is $19,793, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 16830 Ventura Blvd, Suite 202, Encino, California to house the Encino Regional Office. The premises consisting of approximately 2,980 square feet are provided under a lease, which expires August 31, 2010 at a rental of $7,001 per month, subject to annual adjustments and various operating costs.

        The Bank's Hollywood Regional Office is located at 7083 Hollywood Boulevard, Hollywood, California. The premises consisting of approximately 2,141 square feet are provided under a lease, which expires in November 2009 at a rental of $6,637 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2535 Townsgate Road, Suite 300, Westlake Village, California to house the Ventura County Regional Office. The premises consisting of approximately

4,061 square feet are provided under a lease which expires August 31, 2013 at a rental of $12,017 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 515 South Flower Street, Suite 1200, Los Angeles, California to house the downtown Los Angeles Regional Office. The premises consisting of approximately 6,475 square feet are provided under a lease which expires in October 2014 at a rental of $17,010 per month, subject to annual adjustments and various operating costs.

        The Bank also leases an office located at 2400 East Katella, Suite 460, Anaheim, California to house the Orange County Regional Office. The premises consisting of approximately 4,021 square feet are provided under a lease which expires in May 2012 at a rental of $11,861 per month, subject to annual adjustments and various operating costs.

Item 3.    Legal Proceedings

Litigation

        In the normal course of business, the Company and the Bank are involved in litigation. Management does not expect the ultimate outcome of any pending litigation to have a material adverse effect on the Company's financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2008, no matters were submitted to a vote of the Company's shareholders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Activity

        The common stock of First Regional Bancorp is traded on The Nasdaq Global Market under the trading symbol FRGB. Quotations are carried either daily or weekly by newspapers throughout the nation including The Wall Street Journal and the Los Angeles Times and are carried daily on internet-based financial reports such as www.Bloomberg.com and www.Yahoo.com. As of March 11, 2009, there were approximately 1,500 shareholders of the Company's common stock. The following table summarizes the quotations reported by Nasdaq of First Regional Bancorp's common stock.

	2008		2007
	High	Low	High	Low
1st Quarter	$20.99	$13.26	$34.87	$28.98
2nd Quarter	18.10	5.57	30.00	24.45
3rd Quarter	7.38	3.30	26.30	19.75
4th Quarter	6.50	3.20	25.42	18.08

Stock Performance Chart

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Regional Bancorp	100.00	184.30	230.55	349.04	193.41	33.17
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

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

        Repurchases of the Company's securities during 2008 and 2007 are as follows:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
July 31, 2007	—	—	—
August 31, 2007	283,103	$22.26	283,103
September 30, 2007	0	$0	0
October 31, 2007	8,911	$21.81	8,911
November 30, 2007	80,472	$21.45	80,472
December 31, 2007	11,500	$18.56	11,500
January 31, 2008	115,593	$17.11	115,593
February 29,2008	0	0	0
March 31, 2008	0	0	0
April 30, 2008	0	0	0
May 31, 2008	0	0	0
June 30, 2008	0	0	0
July 31, 2008	0	0	0

Total	499,579	$20.84	499,579

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

        Prior to the consummation of the 1982 reorganization of the Bank, the Bank did not pay any cash dividends to its shareholders. It is the Bank's Board of Directors' current intention to retain most of the Bank's earnings to increase its capital, although the Bank may pay cash dividends to the Company as its current sole shareholder subject to regulation and when deemed prudent. The Bank paid dividends to the Company of $10,000,000, $26,000,000 and $0 in 2008, 2007 and 2006, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2008 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in California (a) (c)
Equity Compensation plans approved by security holders	2,213,040	$6.20	0
Equity Compensation plans not approved by security holders	116,600	$6.08	83,400
Total	2,329,640	$6.19	83,400

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

Item 6.    Selected Financial Data

        The summary information presented below should be read in conjunction with the Notes to Consolidated Financial Statements, which accompany the Company's financial statements as described below.

        The balances of selected balance sheet components as of December 31 of each of the past five years were as follows:

	2008	2007	2006	2005	2004
	(Dollars in Thousands except per share amounts)
Total assets	$2,465,141	$2,174,315	$2,074,636	$1,811,715	$1,306,118
Net loans	2,257,479	2,020,217	1,805,301	1,688,357	1,144,229
Investment securities	24,727	25,114	22,465	4,154	3,434
Federal Funds sold	42,340	0	103,860	0	68,025
Total deposits	2,129,972	1,721,077	1,627,759	1,420,221	1,000,052
Federal Funds purchased	0	20,955	0	0	0
FHLB advances	60,000	135,000	190,000	210,000	176,687
Subordinated debentures	100,517	100,517	92,785	61,857	41,238
Shareholders' equity	150,147	174,619	147,010	106,034	77,446
Common shares outstanding	11,834	11,890	12,200	12,111	11,976
Book value per share outstanding	$12.69	$14.69	$12.05	$8.76	$6.47

        The Company's operating results are summarized as follows for the twelve-month periods ending December 31 of each of the following years:

	2008	2007	2006	2005	2004
	(Dollars in Thousands except for per share)
Interest income	$148,957	$171,461	$161,748	$106,186	$55,500
Interest expense	54,563	63,650	53,256	22,739	8,201

Net interest income	94,394	107,811	108,492	83,447	47,299
Provision for loan losses	93,367	2,622	4,328	5,695	4,902

Net interest income after provision for loan losses	1,027	105,189	104,164	77,752	42,397
Other income	12,165	11,421	8,307	6,424	5,289
Other expense	56,227	58,580	46,043	38,056	28,710

Income (loss) before taxes (benefit)	(43,035)	58,030	66,428	46,120	18,976
Provision for income taxes (benefit)	(19,394)	24,420	28,092	19,595	7,892

Net income (loss)	$(23,641)	$33,610	$38,336	$26,525	$11,084

Basic earnings per common share outstanding	$(2.00)	$2.77	$3.15	$2.20	$1.10
Diluted earnings per common share outstanding	$(2.00)	$2.59	$2.95	$2.06	$0.95
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

        The number of shares outstanding (net of unearned ESOP shares) was 11,834,000 in 2008, 11,890,000 in 2007, 12,200,000 in 2006, 12,111,000 in 2005 and 11,976,000 in 2004.

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

Executive Summary

        First Regional Bancorp's financial results for both the year and the fourth quarter ended December 31, 2008 reflect higher loan loss provisions due to the continuing economic recession, the Company reported operating losses for both the fourth quarter and the full year. Core earnings (before loan loss provisions and taxes) declined from earlier periods but remained substantial.

        The net loss for the quarter ended December 31, 2008 was $11.0 million, equal to 93 cents per diluted share, compared to net income for the fourth quarter of 2007 of $7.9 million, equal to 62 cents per diluted share. For the full year 2008, the Company recorded a net loss of $23.6 million, or $2.00 per diluted share, versus 2007 net income of $33.6 million, equal to $2.59 per diluted share.

        At December 31, 2008, total assets were $2.465 billion, compared to $2.174 billion one year earlier. Total deposits grew to $2.130 billion from $1.721 billion a year earlier, and net loans rose to $2.257 billion from $2.020 billion at December 31, 2007. The increase in loans was the result of a decline in loan payoffs due to slower sales of completed condominium units and the ongoing funding of previously approved construction loan commitments. At the end of 2008, equity totaled $150.1 million. As First Regional has no "intangible" assets on its books, all of the Company's equity is tangible. First Regional continues to exceed all financial ratio requirements under applicable regulations for "Well Capitalized" status, the highest level established by banking regulators.

        Reflecting the impact of the economic downturn, in the fourth quarter of 2008 First Regional made a $27.4 million provision to its loan loss reserve and charged off a total of $20.9 million in loans. These transactions brought the loan loss reserve to $61.3 million, or 2.64% of gross loans, at December 31, 2008. Nonperforming assets as of the same date totaled $120.7 million, or 5.19% of gross loans plus other real estate owned, compared to $10.5 million at December 31, 2007.

        Clearly, these are challenging times for the nation and for financial institutions, and obviously, our results have been adversely affected by these difficult conditions. The impact of the economic climate on real estate values has been of particular concern. Our 2008 loan loss provisions reflect our ongoing review of our loan portfolio, and our current assessment of collateral values and borrower performance. It should be emphasized that the vast majority of our loan portfolio continues to be well secured and to perform as agreed. Nonetheless, our nonperforming assets increased in the fourth quarter of 2008. First Regional is continuing its long-standing practice of confronting challenges fully, directly, and realistically. We do not hesitate to place loans on non-accrual status (rendering them "nonperforming" by definition) as part of our enhanced collection program. Most of our nonperforming assets are secured by real estate, and thus our risk of loss is mitigated by the value of the underlying collateral even in a declining market. Reflecting the economic environment in which we now operate, we remain highly selective on loan transactions. While we believe we are dealing effectively with our problem loans, the economic future remains unclear, and additional loan loss provisions will be made if warranted based on our ongoing analysis of First Regional's loan portfolio performance and economic conditions in general.

        First Regional's long-standing emphasis on capital strength has enabled us to deal realistically with the economic environment while maintaining "well capitalized" capital ratios, the highest standard established by banking regulators. Moreover, our core earnings (before loan loss provisions and taxes), though reduced, remain substantial despite the decline in operating margins in 2008 due to the Federal Reserve's actions to reduce interest rates in an attempt to stimulate the economy.

        During February 2009, the Bank signed an order to cease and desist with the FDIC and DFI to further strengthen the Bank's operations. The agreement between First Regional Bank and its regulators is expected to help guide the Bank in addressing the impacts of today's challenging economic environment. The agreement formalizes many of the initiatives, which the Bank has already adopted, and provides useful milestones for measuring the Bank's progress as it moves forward.

        As we move forward, we will continue to benefit from our skilled and experienced management and our capable and professional staff. These members of the First Regional team have shown the talent and experience to confront the challenges and to capitalize on the opportunities that will doubtless arise as the economy and the credit markets return to health. We will continue to provide our clients with our unmatched level of service and the efficient, cost-effective operation they have come to expect.

        While we foresee many challenges, we remain confident regarding the future. The current environment continues to require difficult measures, but we are committed to taking those actions as necessary steps in enhancing value over time for First Regional's shareholders.

Summary

        First Regional Bancorp, a bank holding company (the "Company"), and one of its subsidiaries, First Regional Bank, primarily serve Southern California through their branches. First Regional Bancorp has six other subsidiaries, First Regional Statutory Trust III, First Regional Statutory Trust IV, First Regional Statutory Trust V, First Regional Statutory Trust VI, First Regional Statutory Trust VII and First Regional Statutory Trust VIII, that exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in junior subordinated deferrable debentures issued by the Company and engaging in certain other limited activities; see Note 7 of the Consolidated Financial Statements. The following discussion and analysis relates primarily to the Bank and its three reportable business segments consisting of core bank operations, the administrative services provided by the Bank's division, Trust Administration Services(TAS), and the Bank's Trust Services Division. For segment reporting financial information see Note 19 of the Consolidated Financial Statements.

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

        Average assets in 2008 were $2,386,189,000 compared to $2,059,903,000 in 2007, compared to $1,940,575,000 in 2006. As was the case in 2007 and 2006, the Company's asset growth in 2008 was funded by an increase in deposits. The Company generated a net loss of $23,641,000 in 2008 compared to net income of $33,610,000 in 2007 and net income of $38,336,000 in 2006.

Distribution of Assets, Liabilities and Shareholders' Equity

        The following table shows the yearly average balances of the Company's assets, liabilities, and shareholders' equity for each of the past three years:

	For Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Assets
Cash and due from banks	$30,036	$65,992	$81,934
Federal funds sold	19,607	11,772	5,946
Interest bearing deposits in financial institutions	4,050	6,203	5,397
Investment Securities	24,596	24,683	11,425
Net Loans	2,222,893	1,886,332	1,781,140
Other Assets	85,007	64,921	54,733

Total Assets	$2,386,189	$2,059,903	$1,940,575

Liabilities & Shareholders' Equity
Deposits:
Demand (non-interest bearing)	$392,012	$419,981	$482,601
Savings and NOW Accounts	64,180	57,487	51,657
Money Market Accounts	818,615	939,424	813,581
Time	639,380	234,264	198,626

Total Deposits	1,914,187	1,651,156	1,546,465
FHLB Advances	187,053	125,439	163,992
Federal Funds purchased and other borrowings	1,132	210	34
Subordinated Debentures	100,517	94,840	85,328
Other Liabilities	15,371	24,888	18,906

Total Liabilities	2,218,260	1,896,533	1,814,725

Shareholders' Equity	167,929	163,370	125,850

Total Liabilities and Shareholders' Equity	$2,386,189	$2,059,903	$1,940,575

Critical Accounting Policies

Allowance For Loan Losses

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

        We generally cease to accrue interest on any loan with respect to which the loan's contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms and future monthly principal and interest payments are expected to be collected.

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

Other Real Estate Owned

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

Stock Based Compensation

        The Company has two nonqualified employee stock option plans that are more fully described in Note 12 of the notes to the consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. SFAS No. 123R requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to January 1, 2006, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to January 1, 2006. The modified prospective method requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior-period amounts have not been restated. Commencing with 2006, stock compensation cost is comprised of costs related to share-based awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, which will be recognized as the requisite services are rendered after January 1, 2006 and costs related to all share-based awards granted subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Investment Securities

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

Net Interest Income

        Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income or expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. As was the case during 2007, in 2008 the Company's continued growth efforts resulted in an increase in interest earning assets, including loans. The Bank's core loan portfolio increased by 12% during 2008. Although net interest income decreased primarily due to the Federal Reserve's series of rate decreases, it was mitigated by an increase in the loan portfolio. The deposit growth was centered in time deposits, while there was a decline in non-interest bearing and money market deposits and a slight decline in savings deposits. Average time deposits increased in 2008 as compared to the prior year. Interest expense for the year 2008 decreased primarily due to a decrease in interest rates during the period.

  Interest Rates and Interest Differential

        The following table sets forth the average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For Year Ended December 31,
	2008			2007
	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%	Average Balance	Interest Income(2)/ Expense	Average Yield/ Rate%
	(Dollars in Thousands)
Interest Earning Assets:
Loans(1)	$2,270,792	$147,155	6.5%	$1,916,249	$169,303	8.8%
Investment securities	24,596	1,330	5.4%	24,683	1,289	5.2%
Federal funds sold	19,607	325	1.7%	11,772	576	4.9%
Time deposits with other financial institutions	4,050	147	3.6%	6,203	293	4.7%

Total Interest Earning Assets	$2,319,045	$148,957	6.4%	$1,958,907	$171,461	8.8%

	For Year Ended December 31,
	2008			2007
	Average Balance	Income(2)/ Expense	Yield/ Rate%	Average Balance	Income(2)/ Expense	Yield/ Rate%
	(Dollars in Thousands)
Interest Bearing Liabilities:
Savings deposits	$64,180	$1,024	1.6%	$57,487	$1,331	2.3%
Money market accounts	818,615	19,464	2.4%	939,424	36,921	3.9%
Time deposits	639,380	24,439	3.8%	234,264	11,873	5.0%
FHLB advances	187,053	4,350	2.3%	125,439	6,414	5.1%
Fed Funds purchased and other borrowings	1,132	33	2.9%	210	16	7.6%
Subordinated debentures	100,517	5,253	5.2%	94,840	7,095	7.5%

Total Interest Bearing Liabilities	$1,810,877	$54,563	3.0%	$1,451,664	$63,650	4.4%

(1)
This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance of $41,534,000 and $21,951,000 in 2008 and 2007, respectively and is not net of deferred loan fees, which had an average balance of $6,365,000 and $7,966,000 in 2008 and 2007, respectively.

(2)
Includes loan fees of $8,280,000 in 2008 and $10,838,000 in 2007.

        The following table shows the net interest earnings and the net yield on average interest earning assets:

	For Year Ended December 31,
	2008	2007
	(Dollars in Thousands)
Total interest income(1)	$148,957	$171,461
Total interest expense	54,563	63,650

Net interest earnings	$94,394	$107,811

Average interest earning assets	$2,319,045	$1,958,907
Average interest bearing liabilities	$1,810,877	$1,451,664

Net yield on average interest earning assets	4.1%	5.5%

(1)
Includes loan fees of $8,280,000 in 2008 and $10,838,000 in 2007.

        The following table sets forth changes in interest income and interest expense. The net change as shown in the column "Net Increase (Decrease)" is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Non-performing loans are included in average loans.

	Increase (Decrease) December 31, 2008 over 2007
	Volume	Rate	Net
	(Dollars in Thousands)
Interest Income(1)
Loans(2)	$50,276	$(72,424)	$(22,148)
Investment securities	(5)	46	41
Federal Funds sold	(38,595)	38,344	(251)
Interest on time deposits with other financial institutions	(88)	(58)	(146)

Total Interest Earning Assets	$11,588	$(34,092)	$(22,504)

Interest Expense(1)
Savings deposits	$184	$(491)	$(307)
Money market accounts	(4,287)	(13,170)	(17,457)
Time deposits	14,648	(2,082)	12,566
FHLB advances	18,773	(20,837)	(2,064)
Federal Funds purchased and other borrowings	20	(3)	17
Subordinated debentures	456	(2,298)	(1,842)

Total Interest Bearing Liabilities	$29,794	$(38,881)	$(9,087)

(1)
The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Includes loan fees of $8,280,000 in 2008 and $10,838,000 in 2007.

Because customer deposits are the Company's principal funding source outside of its capital, management has attempted to match repricing characteristics of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows in section 7A indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2008, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Other Operating Income

        Other operating income increased for 2008 to $12,165,000, versus $11,421,000 in 2007 and $8,307,000 for the year 2006. Trust Administration Services (TAS), the Bank's division that provides administrative services to self-directed retirement plans, had revenue that totaled $2,332,000 during 2008 and $2,464,000 during 2007 and $2,428,000 during 2006. The Bank's merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $1,568,000 in 2008, $1,103,000 in 2007 and $1,458,000 in 2006. The Bank's trust services department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters had revenue that totaled $2,219,000 in 2008, $2,084,000 in 2007 and $1,632,000 in 2006. During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock in VISA, Inc. During the fourth quarter of 2007, the company realized a gain of $2,455,000 on the redemption of restricted stock in MasterCard International.

Loan Portfolio and Provision for Loan Losses

        The loan portfolio consisted of the following at December 31, 2008 and 2007:

	2008	2007
	(Dollars in Thousands)
Commercial loans	$276,885	$255,077
Real estate construction loans	603,866	591,334
Real estate loans	1,438,758	1,199,070
Government guaranteed loans	1,337	2,661
Other loans	2,601	2,412

Total loans	2,323,447	2,050,554
Less—Allowances for loan losses	61,336	22,771
—Deferred loan fees	4,632	7,566

Net loans	$2,257,479	$2,020,217

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

        Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest only period and require a balloon payment. At December 31, 2008 and 2007 we had $1,042,205,000 and $976,808,000 of short and medium-term "mini-perm" first trust deed loans for income properties with interest only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, "option-ARMs", or sub-prime loan products.

Provision for Loan Losses

        The allowance for loan losses is intended to reflect the known and unknown risks which are inherent in a loan portfolio. The adequacy of the allowance for loan losses is continually evaluated in light of many factors, including loan loss experience and current economic conditions The allowance for loan losses is increased by provision for loan losses, and is decreased by net charge-offs. Management believes the allowance for loan losses as of December 31, 2008 is adequate in relation to both existing and potential risks in the loan portfolio.

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

        The allowance for loan losses is increased by provisions which are charged to operating expense and is reduced by loan charge offs. Any subsequent recoveries of charged off loans are added back into the allowance. Based on ongoing analysis of the risks presented by the loan portfolio, in 2008 provisions of $93,367,000 were made to the reserve for loan losses, $55,156,000 in loans were charged off, and $20,000 in loans previously charged off were recovered. In 2007 provisions of $2,622,000 were made to the reserve for loan losses, $741,000 in loans were charged off, and $94,000 in loans previously charged off were recovered. By way of comparison, in 2006 provisions of $4,328,000 were made to the reserve for loan losses, $1,028,000 in loans were charged off, and $100,000 in loans previously charged off were recovered. These transactions brought the balance of the allowance for loan losses at the end of 2008 to $61,336,000 (or 2.7% of total loans), compared to the 2007 balance of $22,771,000 (or 1.1% of total loans), and compared to $20,624,000 (or 1.1% of total loans) at December 31, 2006.

        Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans include both non-performing and performing assets. Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned ("OREO"). As of December 31, 2008, the Company had $18,540,000 in loans past due 90 or more days which were still accruing interest and $9,611,000 in other real estate owned. The Company's non-performing assets as of December 31, 2008, which consist of loans on non-accrual status, loans past due 90 days or more and still accruing interest and other real estate owned, were as follows:

Asset Type	Number of Loans	Amount
Loans on non-accrual status:
Land loans	4	$22,506,000
Construction loans	5	53,717,000
Commercial real estate loans	8	16,357,000
Residential loans	1	7,096,000
Unsecured loans	5	7,261,000

Gross non-accrual loans		106,936,000
Less charge-offs		14,420,000

Net non-accrual loans		92,517,000
Other real estate owned, net:
Land loans	3	2,908,000
Apartment loan	1	3,444,000
Condominium conversion	1	3,259,000

Total other real estate owned, net		9,611,000

90 or more days past due:
Land loans	3	14,200,000
Apartment building	1	4,340,000

Total 90 days or more past due		18,540,000

Total non-performing assets		$120,668,000

        Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

Asset Type	Number of Loans	Amount
Apartment loans
First trust deed	5	$57,240,000
Second trust deeds	5	3,643,000
Land development	1	4,831,000
Unsecured	1	24,221,000
Construction	1	14,198,000

Total performing assets considered impaired		$104,133,000

        Thus, at December 31, 2008 the Company has identified non-performing and performing loans totaling $215,190,000 which it concluded were impaired. These loans are principally secured by real estate or other guarantees. The Company's policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full. The Company has established a loss reserve for each of the performing and non-performing impaired loans, which at December 31, 2008 totaled $32,264,000 for the loans as a group.

        Other real estate owned includes properties acquired through foreclosure. At December 31, 2008, the Company had five OREO properties acquired during the last six months of the year. In comparison, the Company had no OREO properties at December 31, 2007.

        In 2007, the Company identified loans having an aggregate average balance of $324,000 which it concluded were impaired under SFAS No. 114. In contrast, during 2006, the Company identified loans having an aggregate average balance of $545,000 which it concluded were impaired under SFAS No. 114. The Company's policy is generally to discontinue the accrual of interest income on impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full, and to establish a specific loss reserve for each of the loans which at December 31, 2008 and 2007 totaled $32,264,000 and $20,000, respectively, for the loans as a group.

Operating Expenses

        Total operating expenses decreased to $56,227,000 in 2008 from $58,580,000 in 2007 and $46,043,000 in 2006. Included in other operating expenses during 2008 is a reversal of a litigation accrual of $2,232,000 further described below. While the total expense figures increased after accounting for the reversal, primarily due to increases in overall bank growth, most components continue to be moderated by the effects of an ongoing program of expense control.

        Salaries and related benefits expense decreased in 2008, to $34,002,000 from a 2007 total of $36,373,000 and increased from $30,130,000 in 2006. Occupancy expense rose in 2008, to $3,908,000 from $3,640,000 in 2007 and a 2006 total of $2,797,000; the increases reflect the rent paid on the additional space at the various facilities which house the Bank's headquarters and many of the regional offices. Other expenses decreased slightly in 2008 after rising in both 2007 and 2006. Other expenses totaled $18,317,000 in 2008 compared to $18,567,000 in 2007, which was increased from $13,116,000 in 2006. Other expenses in 2008 include professional services of $2,471,000, a slight decrease from the prior years when professional services were $2,510,000 for 2007 and $2,065,000 in 2006; these expenses primarily relate to audit and accounting fees due to the more extensive regulatory requirements applicable to larger companies. Data processing fees increased in 2008 to $1,774,000 compared to $1,691,000 in 2007 and $1,369,000 in 2006. The FDIC assessment increased to $2,058,000 in 2008, compared to $1,236,000 in 2007 and $177,000 in 2006. Loan valuation and OREO expenses increased to $1,406,000 in 2008 compared to $27,000 in 2007 and $0 in 2006. Equipment expense increased to $1,895,000 during 2008 from $1,665,000 during 2007 and $1,356,000 for 2006. Telephone and postage expense decreased to $828,000 during 2008 from $944,000 during 2007 and $863,000 for 2006. Customer courier service decreased during 2008 to $831,000 compared to $912,000 during 2007 and increased from $768,000 for 2006. The increases in data processing fees and equipment expense relate primarily to the growth of the bank. Directors fees increased due to increased corporate regulations and were $379,000 in 2008, $315,000 in 2007, and $303,000 in 2006. Most of the remaining categories of other expense, generally remained stable (with the exception of the special reserves in 2007 noted below).

        During the fourth quarter of 2007, the Company's subsidiary, First Regional Bank, recorded a charge of $2,232,000 for its share of contingent liabilities relating to settlement of lawsuits by Visa Inc. This charge was reversed in the first quarter of 2008 after the successful completion of the Visa Inc. IPO, where a portion of the proceeds from the IPO funded an escrow account expected to be used for litigation settlement/claims, reducing all other operating expenses.

        During the year ended December 31, 2005, the issuer's subsidiary, First Regional Bank, recorded a charge of $1,033,000 reflected in other expense to add to a special reserve in connection with the termination of certain business operations of the Bank's Merchant Services division. The $1,033,000 reserve represents approximately 65% of an amount, approximately $1.59 million that the Bank had been carrying as a receivable due from an outside service provider which arose in connection with the Bank's former engagement in the business of supplying cash to ATM machines, which activity was terminated in 2004. While the Bank believed that it was entitled to the entire amount due of approximately $1.59 million, the Bank established the reserve due to the uncertain and protracted timing of collection. As of December 31, 2006, all but $555,000 of this receivable had previously been reserved against. During 2007, the Bank entered into a full and final settlement of litigation related to an account receivable arising out of the Bank's Merchant Services Division. The Bank recovered $388,500 from the defendant in full settlement of the matter, which resulted in a charge of approximately $166,500, or $87,000 after tax during 2007.

  Taxes

        The combined effects of the activity described above resulted in income (loss) before taxes (benefit) of $(43,035,000) in 2008, a decrease from $58,030,000 in 2007, and a decrease from $66,428,000 in 2006. In 2008, the Company recorded tax benefits of $19,394,000. The Company recorded tax provisions of $24,420,000 and $28,092,000 during 2007 and 2006, respectively. As a result, the Company generated net loss of $23,641,000 in 2008, compared to net income of $33,610,000 in 2007, and versus net income of $38,336,000 in 2006.

Contractual Obligations

        The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 7, 8, 9, 13 and 14 of the Notes to Consolidated Financial Statements.

        The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity(1)	$1,028,653	$0	$0	$0	$1,028,653
Time deposits(2)	$953,090	$163,608	$87	$0	$1,116,785
Federal Home Loan Bank advances(3)	$60,001	$0	$0	$0	$60,001
Subordinated debentures(4)	$4,785	$9,569	$9,569	$207,597	$231,520
Operating leases	$3,163	$6,034	$3,452	$190	$12,839

(1)
Excludes interest.

(2)
Includes interest at the weighted average interest rate to be paid over the life of the certificates.

(3)
Includes interest at the weighted average interest rate of the borrowings.

(4)
Includes interest at the weighted average interest rate to be paid over the remaining term of the debt.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table shows the amounts and expected maturities of significant commitments as of December 31, 2008. Further discussion on these commitments is included in Note 8 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Undisbursed loans	$413,146	0	0	0	$413,146
Standby letters of credit	$15,310	0	0	0	$15,310

        Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may experience.

Liquidity, Sources of Funds, and Capital Resources

        Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Bank, including adequate cash flow for off-balance sheet instruments.

        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        During the years ended December 31, 2008, 2007, and 2006, we experienced net cash inflows from operating activities of $39.0 million, $40.2 million, and $41.0 million, respectively. Net cash inflows from operating activities reflects the $93.4 million loan loss provision recorded during 2008. Net cash inflows from operating activities during 2007 and 2006 were primarily due to net income earned during the year.

        Net cash outflows from investing activities totaled $335.4 million, $229.6 million, and $153.3 million during 2008, 2007, and 2006, respectively. Net cash outflows from investing activities for 2008, 2007 and 2006 were due primarily to the growth in our loan portfolio. These activities were partially offset by repayments, maturities and net sales proceeds from investment securities.

        We experienced net cash inflows from financing activities of $311.3 million during the year ended December 31, 2008, primarily due to the net increase in deposits. As a result of the turbulence in the banking sector, we experienced a notable growth in deposit products that afford greater deposit insurance coverage to deposit customers during the second half of 2008. As of December 31, 2008, time deposits within the CDARS program increased to $77.6 million, compared to $2.9 million at December 31, 2007. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Cash from financing activities were partially offset by net decreases in federal funds purchased and FHLB advances.

        During 2007, a net decrease in deposits, proceeds from federal funds purchased, and proceeds from the issuance of subordinated debentures accounted for net cash inflows from financing activities totaling $122.0 million. These factors were partially offset by purchases of treasury shares related to our Board-approved share repurchase program, and a decrease in Federal Home Loan Bank advances. During 2006, net cash inflows from financing activities amounting to $220.3 million were primarily due to net increases in deposits and proceeds from issuance of subordinated debentures.

        Total liquid assets (cash and due from banks, investment securities, and federal funds sold) totaled $86,259,000 and $71,790,000 (or 4.0% and 4.2% of total deposits) at December 31, 2008 and 2007, respectively. In addition, at December 31, 2008, some $16.3 million of the Bank's total assets consisted of government guaranteed loans which represent a source of liquidity due to the active secondary markets which exist for these assets. The Company did not sell loan participation interests during 2008 and 2007. Participations of loans originated by the Bank represent an additional source of liquidity for the bank. The ratio of net loans (including government guaranteed loans) to deposits was 106.0% and 117.4% at the end of 2008 and 2007, respectively.

        The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding. Borrowings from the FHLB were $60,000,000 at the end of 2008 and were secured by loans available as collateral at the FHLB. As of December 31, 2008, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $418,094,000.

        The Bank has available lines of credit totaling $19,000,000 from certain financial institutions.

        The Bank's established TAS, a division that provides administrative services to self-directed retirement plans. Deposits held for TAS clients by the Bank represent approximately 5% and 7% of the Bank's total deposits as of December 31, 2008 and 2007.

        The Company continues to maintain a strong and prudent capital position. Total shareholders' equity was $150,147,000 and $174,619,000 as of December 31, 2008 and 2007, respectively. The

Company's capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	December 31,
	2008	2007
Leverage Ratio (Tier I Capital to Average Assets):
First Regional Bancorp	8.19%	10.86%
First Regional Bank	9.19%	11.67%
Regulatory requirement	4.00%	4.00%

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

        In addition, bank regulators have risk-adjusted capital guidelines which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The Company's risk adjusted capital ratios for the dates listed in comparison with the risk adjusted capital requirements were as follows:

	December 31,
	2008	2007
Tier I Capital to Risk-Weighted Assets:
First Regional Bancorp	8.09%	9.89%
First Regional Bank	9.08%	10.67%
Regulatory requirement	4.00%	4.00%
Total Capital to Risk-Weighted Assets:
First Regional Bancorp	11.28%	12.56%
First Regional Bank	10.34%	11.67%
Regulatory requirement	8.00%	8.00%

        The Company meets all applicable capital standards at December 31, 2008 and believes that it will continue to meet all applicable capital standards.

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

        During 2008 and 2007, the Company repurchased 115,000 and 384,000 shares of its outstanding common stock at a total cost of $1,977,000 and $8,435,000. During 2006, the Company did not repurchase any shares of its outstanding common stock.

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

        At December 31, 2008 and 2007, the Bank had brokered deposits of approximately $650 million and $3 million, respectively. The growth in First Regional's time deposits reflects the Company's decision to increase deposits obtained from under-represented sources such as time deposits. Historically, the Company has not competed aggressively for such deposits, since the cost of time deposits is typically higher than the costs of the Company's other funding sources. In the second quarter of 2008, however, the Company made the decision to seek more time deposits in order to reduce the utilization of supplemental funding sources (such as advances from the Federal Home Loan Bank) in order to hold such supplemental sources in reserve to deal with possible future funding needs. The Bank continued this program through January 2009. The increase in time deposit was accomplished by quoting more competitive interest rates than had previously been the Company's practice, and while the cost of the deposits is higher than the supplemental funding sources which they replaced, the rates paid remained at the low end of the market for such deposits. Under the prompt corrective action rules, a capital maintenance requirement prevents the Bank from accepting or renewing brokered deposits without first obtaining a waiver from the FDIC. The Bank has applied to the FDIC for permission to continue to accept certain types of brokered deposits.

Recent Accounting Pronouncements

        SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The adoption of this guidance has not had a material impact to the Company's financial condition and results of operations.

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

        SFAS No. 141(R)—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess transactions on a case-by-case basis as they occur.

        SFAS No. 160—In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. This Statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company's financial condition and results of operations.

        FAS No. 140-3—In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP No. 140-3"), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

        FSP EITF 03-06-1—In June 2008, the FASB issued FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on the Company's consolidated financial statements.

        FSP SFAS 157-3—In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 was effective upon issuance. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations, or cash flows.

        FSP FAS 140-4 and FIN 46(R)-8—In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs). The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. This FSP shall be effective for the first reporting period ending after December 15, 2008, with earlier application encouraged, and shall be applied for each annual and interim reporting period thereafter. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Since customer deposits are the Company's principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies. The objective of these policies is to manage the Company's interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes. The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank's assets and liabilities as of December 31, 2008, and thus the relative sensitivity of the Bank's net interest income to changes in the overall level of interest rates.

Category	Floating Rate	Less than one month	One month but less than six months	Six months but less than one year	One year but less than five years	Five years or more	Non-interest earning or bearing	Total
	(In Thousands)
Federal funds sold	$42,340	$0	$0	$0	$0	$0	$0	$42,340
Interest-bearing deposits in financial institutions	0	0	2,008	0	0	0	0	2,008
Investment securities	0	0	1,249	0	2,594	20,884	0	24,727

Subtotal	42,340	0	3,257	0	2,594	20,884	0	69,075
Loans, net of allowance for losses	2,087,976	150	2,307	39,114	125,202	2,730	0	2,257,479

Total earning assets	2,130,316	150	5,564	39,114	127,796	23,614	0	2,326,554
Cash and due from banks	0	0	0	0	0	0	19,192	19,192
Premises and equipment	0	0	0	0	0	0	4,812	4,812
Other real estate owned	0	0	0	0	0	0	9,611	9,611
Deferred income taxes	0	0	0	0	0	0	31,711	31,711
Federal Home Loan Bank stock	6,557	0	0	0	0	0	0	6,557
Other assets	0	0	15,000	0	0	0	51,704	66,704

Total non-earning assets	6,557	0	15,000	0	0	0	117,030	138,587

Total assets	$2,136,873	$150	$20,564	$39,114	$127,796	$23,614	$117,030	$2,465,141

Federal Home Loan Bank advances	$0	$60,000	$0	$0	$0	$0	$0	$60,000
Federal Funds Purchased	0	0	0	0	0	0	0	0

Subtotal	0	60,000	0	0	0	0	0	60,000
Other deposits	50,011	0	0	0	0	0	0	50,011
Money market deposits	610,125	0	0	0	0	0	0	610,125
Time deposits	0	150,262	419,156	373,354	158,547	0	0	1,101,319
Subordinated debentures	0	0	100,517	0	0	0	0	100,517

Total interest bearing liabilities	660,136	210,262	519,673	373,354	158,547	0	0	1,921,972
Demand deposits	0	0	0	0	0	0	368,517	368,517
Note payable	0	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	0	24,505	24,505
Shareholders' equity	0	0	0	0	0	0	150,147	150,147

Total non-interest bearing liabilities and shareholders' equity	0	0	0	0	0	0	543,169	543,169

Total liabilities and shareholders' equity	$660,136	$210,262	$519,673	$373,354	$158,547	$0	$543,169	$2,465,141

GAP	$1,476,737	$(210,112)	$(499,109)	$(334,240)	$(30,751)	$23,614	$(426,139)	$0
Cumulative GAP	$1,476,737	$1,266,625	$767,516	$433,276	$402,525	$426,139	$0	$0

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

        The Bank's investment portfolio continues to include high quality, low risk securities, principally U.S. Treasury and Government Sponsored Enterprise debt securities. The balance of the Bank's investment portfolio contains investments that qualify for CRA investment status. A gain of $2,758,000 and no losses were recorded on securities sales during 2008. In comparison, no gains and $29,000 losses were recorded on securities sales during 2007. No gains or losses were recorded on securities for 2006. As of December 31, 2008 the Bank's investment portfolio contained $523,000 in gross unrealized gains and $0 in gross unrealized losses, for a net unrealized gain net of tax benefit of $303,000. As of December 31, 2007, the Bank's investment portfolio contained gross unrealized gains of $290,000 and gross unrealized losses of $32,000, for a net unrealized gain net of tax benefit of $150,000. Because the Company's holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as "available for sale," and thus unrealized gains and losses have no effect on the Company's income statement.

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

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bank
Century City, California

        We have audited the internal control over financial reporting of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established to Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2009

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

FIRST REGIONAL BANCORP

Date: March 16, 2009	By:	/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore, President and Chief Executive Officer
Date: March 16, 2009	By:	/s/ THOMAS MCCULLOUGH Thomas McCullough, Corporate Secretary
Date: March 16, 2009	By:	/s/ ELIZABETH THOMPSON Elizabeth Thompson, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. ANTHONY GARTSHORE H. Anthony Gartshore	Director, President and Chief Executive Officer	March 16, 2009
/s/ LAWRENCE J. SHERMAN Lawrence J. Sherman	Director, Vice Chairman of the Board	March 16, 2009
/s/ GARY M. HORGAN Gary M. Horgan	Chairman of the Board, Director	March 16, 2009
/s/ THOMAS MCCULLOUGH Thomas McCullough	Director, Corporate Secretary	March 16, 2009
/s/ FRED M. EDWARDS Fred M. Edwards	Director	March 16, 2009
/s/ RICHARD E. SCHREIBER Richard E. Schreiber	Director	March 16, 2009
/s/ MARILYN J. SWEENEY Marilyn J. Sweeney	Director	March 16, 2009

        All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Regional Bancorp
Century City, California

        We have audited the accompanying consolidated balance sheets of First Regional Bancorp and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Regional Bancorp and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2009

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(In thousands, except share data)

	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$19,192	$46,676
Federal funds sold	42,340	0

Total cash and cash equivalents	61,532	46,676
INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS	2,008	7,042
INVESTMENT SECURITIES AVAILABLE FOR SALE—At fair value—amortized cost of $24,204 (2008) and $24,856 (2007)	24,727	25,114
FEDERAL HOME LOAN BANK STOCK—At cost	6,557	8,487
LOANS—Net of allowance for loan losses of $61,336 (2008) and $22,771 (2007)	2,257,479	2,020,217
PREMISES AND EQUIPMENT—Net of depreciation and amortization of $6,265 (2008) and $5,076 (2007)	4,812	5,438
OTHER REAL ESTATE OWNED	9,611	0
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	66,704	44,840
DEFERRED INCOME TAXES—Net	31,711	16,501

TOTAL	$2,465,141	$2,174,315

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$368,517	$418,220
Interest-bearing:
Time deposits	1,101,319	293,196
Money market deposits	610,125	951,488
Other	50,011	58,173

Total deposits	2,129,972	1,721,077
Federal funds purchased	0	20,955
Federal Home Loan Bank advances	60,000	135,000
Note payable	0	113
Accrued interest payable and other liabilities	24,505	22,034
Subordinated debentures	100,517	100,517

Total liabilities	2,314,994	1,999,696

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS' EQUITY:
Common stock—no par value—authorized, 150,000,000 shares; outstanding, 11,834,000 (2008) and 11,926,000 (2007) shares	45,005	46,096
Unearned ESOP shares; 0 (2008) and 36,000 (2007)	0	(107)

Total common stock—no par value; outstanding, 11,834,000 (2008) and 11,890,000 (2007) shares	45,005	45,989
Retained earnings	104,839	128,480
Accumulated other comprehensive income—net of tax	303	150

Total shareholders' equity	150,147	174,619

TOTAL	$2,465,141	$2,174,315

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per-share data)

	2008	2007	2006
INTEREST INCOME:
Interest on loans	$147,155	$169,303	$160,678
Interest on deposits in financial institutions	147	293	217
Interest on federal funds sold	325	576	308
Interest on investment securities	1,330	1,289	545

Total interest income	148,957	171,461	161,748

INTEREST EXPENSE:
Interest on deposits	44,927	50,125	38,819
Interest on subordinated debentures	5,253	7,095	6,259
Interest on other borrowings	4,383	6,430	8,178

Total interest expense	54,563	63,650	53,256

NET INTEREST INCOME	94,394	107,811	108,492
PROVISION FOR LOAN LOSSES	93,367	2,622	4,328

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,027	105,189	104,164

OTHER OPERATING INCOME:
Customer service fees	7,304	6,722	6,998
Other—net	4,861	4,699	1,309

Total other operating income	12,165	11,421	8,307

OTHER OPERATING EXPENSES:
Salaries and related benefits	34,002	36,373	30,130
Occupancy expenses	3,908	3,640	2,797
Other expenses	18,317	18,567	13,116

Total other operating expenses	56,227	58,580	46,043

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES (BENEFIT)	(43,035)	58,030	66,428
PROVISION FOR INCOME TAXES (BENEFIT)	(19,394)	24,420	28,092

NET (LOSS) INCOME	$(23,641)	$33,610	$38,336

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(2.00)	$2.77	$3.15

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(2.00)	$2.59	$2.95

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	11,818	12,121	12,165

DILUTED	11,818	12,981	13,008

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings		Comprehensive Income (Loss)	Total Shareholders' Equity
BALANCE—January 1, 2006	12,111,000	$49,527	$56,534	$(27)		$106,034
Earned ESOP shares	48,000	1,445				1,445
Options exercised—including tax benefit	41,000	618				618
Net income			38,336		$38,336	38,336
Stock compensation costs		576				576
Other comprehensive income—net change in unrealized gain on securities available for sale—net of tax of $1				1	1	1

Comprehensive income					$38,337

BALANCE—December 31, 2006	12,200,000	52,166	94,870	(26)		147,010
Earned ESOP shares	47,000	1,192				1,192
Options exercised—including tax benefit	27,000	473				473
Stock repurchased	(384,000)	(8,438)				(8,438)
Net income			33,610		$33,610	33,610
Stock compensation costs		596				596
Other comprehensive income—net change in unrealized gain on securities available for sale—net of tax of $126				176	176	176

Comprehensive income					$33,786

BALANCE—December 31, 2007	11,890,000	45,989	128,480	150		174,619
Earned ESOP shares	36,000	389				389
Options exercised—including tax benefit	23,000	75				75
Stock repurchased	(115,000)	(1,977)				(1,977)
Net (loss)			(23,641)		$(23,641)	(23,641)
Stock compensation costs		529				529
Other comprehensive income—net change in unrealized gain on securities available for sale—net of tax of $112				153	153	153

Comprehensive loss					$(23,488)

BALANCE—December 31, 2008	11,834,000	$45,005	$104,839	$303		$150,147

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(23,641)	$33,610	$38,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	93,367	2,622	4,328
Depreciation and amortization	1,359	1,148	883
Amortization of investment securities premiums and discounts—net	50	55	(58)
Stock compensation costs	529	596	576
Federal Home Loan Bank stock dividends	(683)	(563)	(595)
Realized gain on sale of VISA stock investment	(2,758)	0	0
Tax benefit from stock options exercised	(8)	(263)	(385)
Net (gain) loss on sale/disposal of premises and equipment	17	(77)	5
Deferred compensation expense	738	1,448	1,276
Loss on sale of investment security—available for sale	0	29	0
Impairment writedown of investment securities—available for sale	162	0	0
Deferred income tax benefit	(15,321)	(2,028)	(3,139)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(16,532)	(399)	(2,991)
Increase in accrued interest payable and other liabilities	1,741	4,029	2,737

Net cash provided by operating activities	39,020	40,207	40,973

INVESTING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits in financial institutions	5,034	(2,022)	(1,667)
Net increase in loans	(340,240)	(217,538)	(121,272)
Purchases of investment securities—available for sale	(2,472)	(7,456)	(20,878)
Proceeds from maturities of investment securities—available for sale	5,670	5,050	2,627
Redemption of Federal Home Loan Bank stock	12,432	5,561	0
Purchases of Federal Home Loan Bank stock	(9,819)	(1,100)	(1,920)
Purchases of premises and equipment	(758)	(2,826)	(1,145)
Purchases of CRA investments included in other assets	(5,333)	(9,407)	(9,067)
Proceeds from sale of premises and equipment	8	130

Net cash used in investing activities	(335,478)	(229,608)	(153,322)

FINANCING ACTIVITIES:
Net increase in time deposits	808,123	59,861	49,843
Net increase (decrease) in non-interest-bearing deposits and other interest-bearing deposits	(399,228)	33,457	157,695
Decrease in Federal Home Loan Bank advances	(75,000)	(55,000)	(20,000)
(Decrease) increase in Federal funds purchased	(20,955)	20,955	0
Net proceeds from issuance of subordinated debt	0	7,732	30,928
Decrease in note payable	(113)	(149)	(150)
Stock options exercised	67	210	233
Common stock issued	389	1,192	1,445
Tax benefit from stock options exercised	8	263	385
Common stock repurchased and retired	(1,977)	(8,438)	0

Net cash provided by financing activities	311,314	60,083	220,379

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,856	(129,318)	108,030
CASH AND CASH EQUIVALENTS—Beginning of year	46,676	175,994	67,964

CASH AND CASH EQUIVALENTS—End of year	$61,532	$46,676	$175,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$48,340	$63,400	$51,842

Income taxes	$13,500	$26,350	$31,082

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other real estate owned acquired through foreclosure	$9,611	$0	$0

See notes to consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

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

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, including allowance for loan losses, and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

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

        All loans on non-accrual status are considered to be impaired; however, not all impaired loans are on non-accrual status. Impaired loans on accrual status must be such that the loan underwriting supports the debt service requirements. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

        Non-accrual loans are those for which interest income is no longer recognized. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income, and the full amount of all payments received, whether principal or interest, is applied to the principal balance of the loan. Loans are typically placed on non-accrual status when they become past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned—Other real estate owned is recognized when a property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Other real estate owned is recorded at the lower of outstanding loan balance or estimated fair value. Reductions in value at the time of foreclosure are charged against the allowance for loan losses. Allowances are recorded to provide for estimated declines in fair value and costs to sell subsequent to the date of acquisition. The Bank had other real estate owned of $9,611,000 and $0 as of December 31, 2008 and 2007, respectively.

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

        Intangible Assets—From time to time, the Company purchases customer relationships. The gross carrying amount of such intangible assets totaled $330,000 at December 31, 2007, and the related accumulated amortization totaled $330,000 at December 31, 2007, respectively. Certain lists are amortizable and the Company amortizes the amounts paid using the straight-line method over the projected useful life of the lists, which is estimated to be four years. The total amortization expense on purchased customer lists was $21,000, and $82,000 during the years ended December 31, 2007, and 2006, respectively. The intangible assets related to the lists were fully amortized at December 31, 2007.

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

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation of FIN No. 48, the Company did not recognize an increase in the liability for unrecognized tax benefits as no uncertain tax positions were identified.

        Federal Funds Purchased—Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased are reflected at the amount of cash received in connection with the transaction. Federal funds purchased at December 31, 2008 and 2007 were $0 and $20,955,000 respectively.

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

        Earnings per Common Share—Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each year. The computation of diluted EPS also considers the dilutive impact of shares issuable upon the assumed exercise of outstanding common stock options. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 11.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock Based Compensation—The Company has two nonqualified employee stock option plans that are more fully described in Note 12 of the notes to the consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. SFAS No. 123R requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to January 1, 2006, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Principles Board Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to January 1, 2006. The modified prospective method requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior-period amounts have not been restated. Commencing with 2006, stock compensation cost is comprised of costs related to share-based awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, which will be recognized as the requisite services are rendered after January 1, 2006 and costs related to all share-based awards granted subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. Investments with a net carrying value of $19,782,000 at December 31, 2008, in which the Company has significant influence or has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments with a net carrying value of $5,010,000 at December 31, 2008, are being amortized using the level-yield method over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's income tax returns. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

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

        Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore,

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The adoption of this guidance has not had a material impact to the Company's financial condition and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS 159, but to continue recording its financial instruments in accordance with current practice.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 and applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess transactions on a case-by-case basis as they occur.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51(SFAS 160). This Statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect this guidance to have a material effect on the Company's financial condition and results of operations.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP No. 140-3"), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

        In June 2008, the FASB issued FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 was effective upon issuance. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations, or cash flows.

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities". This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs). The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. This FSP shall be effective for the first reporting period ending after December 15, 2008, with earlier application encouraged, and shall be applied for each annual and interim reporting period thereafter. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

2. FAIR VALUE

        The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 provides a framework for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. For the Company, this includes the investment securities available-for-sale ("AFS") portfolio and impaired loans.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

2. FAIR VALUE (Continued)

        As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company used various methods including market and income approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
Level 3:	Significant unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The following is a description of the Company's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

          Investment securities available for sale:     Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics. Level 1 securities include both U.S. Treasury and actively traded U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company recorded $162,000 in other-than-temporary impairment ("OTTI") charges on a U.S. Government sponsored Enterprise debt security during the third quarter of 2008.

          Impaired Loans— In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company's impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the Company's historical knowledge and changes in market conditions from the time of valuation. As of December 31, 2008, collateral dependent impaired loans totaled $81,583,000 net of the specific reserves. Collateral dependent impaired loans fall within Level 3 of

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

2. FAIR VALUE (Continued)

  the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

        The balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Securities available for sale	$24,727	$1,249	$23,478

        The balances of financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Observable Inputs (Level 3)	Total Gains (Losses)
Impaired loans(1)	$81,583	$81,583	$(39,571)

(1)
Represents carrying value and related write-downs on collateral dependent loans for which adjustments are based upon the appraised value of the collateral, less costs to sell.

        The following is a summary of changes in fair value of the Company's financial assets that have been classified as Level 3 for the year ended December 31, 2008 (in thousands):

Impaired Loans
Balance—January 1, 2008	$0
Transfers in	117,474
Transfers out	(14,378)
Recognized loss	21,513

Balance—December 31, 2008	$81,583

        Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include long-lived assets and foreclosed assets. SFAS 157 is applicable to these fair value measurements beginning January 1, 2009.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

2. FAIR VALUE (Continued)

market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts (in thousands).

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$19,192	$19,192	$46,676	$46,676
Federal funds sold	42,340	42,340	0	0
Interest-bearing deposits in financial institutions	2,008	2,008	7,042	7,042
Investment securities available for sale	24,727	24,727	25,114	25,114
Federal Home Loan Bank Stock	6,557	6,557	8,487	8,487
Loans	2,257,479	2,327,785	2,020,217	2,083,715
Accrued interest receivable	9,462	9,462	10,732	10,732
Liabilities:
Deposits:
Non-interest bearing	368,517	368,517	418,220	418,220
Interest-bearing:
Time deposits	1,101,319	1,132,401	293,196	295,941
Money market and other deposits	660,136	660,136	1,009,661	1,009,661
Subordinated debentures	100,517	100,805	100,517	101,485
Federal funds purchased	0	0	20,955	20,955
Federal Home Loan Bank advances	60,000	60,000	135,000	135,000
Note payable	0	0	113	113
Accrued interest payable	8,985	8,985	2,517	2,517

        Fair values of commitments to extend credit and standby letters of credit are immaterial as of December 31, 2008 and 2007.

        The fair values of cash and due from banks, federal funds sold, non-interest- bearing deposits, money market and other deposits, note payable, Federal funds purchased, FHLB advances, accrued interest receivable and payable, generally approximate their book value due to the short maturities.

        The carrying value Federal Home Loan Bank stock approximates fair value, as the stock may be sold back to the Federal Home Loan Bank at carrying value.

        The fair value of investment securities available for sale is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans and interest-bearing deposits is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments. In obtaining such valuation from third parties, the Company has reviewed the methodologies used to develop their results.

        No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

2. FAIR VALUE (Continued)

categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The recorded book value of $111,057,000 in 2008 and $2,012,000 in 2007 of non-performing loans were included in the fair value amounts because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

        The fair value of the junior subordinated deferrable debentures is estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

3. INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities classified as available for sale as of December 31, 2008 and 2007, were as follows (in thousands):

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$249	$1	$—	$250
U.S. government sponsored enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$249	$—	$—	$249
U.S. government sponsored enterprise debt securities	24,607	290	(32)	24,865

	$24,856	$290	$(32)	$25,114

        At December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

3. INVESTMENT SECURITIES (Continued)

        The following table shows the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the year ended December 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2007
U.S. Government sponsored enterprise debt securities	$4,901	$32	$—	$—	$4,901	$32

Total temporarily impaired securities	$4,901	$32	$—	$—	$4,901	$32

        Debt securities at December 31, 2008, are scheduled to mature as follows (in thousands):

Years Ending December 31	Cost	Fair Value
2009	$1,241	$1,249
2013	2,564	2,594
2018	3,228	3,279
2021	3,397	3,575
2029	4,978	5,086
2031	1,890	1,918
2034	4,680	4,741
2036	2,226	2,285

	$24,204	$24,727

        Actual maturities of U.S. government sponsored enterprise debt securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of U.S. government sponsored enterprise debt securities.

        Debt securities carried at $1,241,000 and $1,234,000 were pledged as of December 31, 2008 and 2007, to secure current or future public deposits and for other purposes required or permitted by law.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

4. LOANS

        The loan portfolio at December 31, 2008 and 2007, consisted of the following (in thousands):

	2008	2007
Real estate loans	$1,438,758	$1,199,070
Commercial loans	276,885	255,077
Real estate construction loans	603,866	591,334
Government guaranteed loans	1,337	2,661
Other loans	2,601	2,412

	2,323,447	2,050,554
Allowance for loan losses	(61,336)	(22,771)
Deferred loan fees—net	(4,632)	(7,566)

Loans—net	$2,257,479	$2,020,217

        Government guaranteed loans represent loans for which the repayment of principal and interest is guaranteed by the U.S. government. The loans bear contractual interest at various rates tied to national prime lending rates.

        At December 31, 2008 and 2007, loans receivable totaling $925 million and $770 million, respectively, were pledged to secure FHLB advances.

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

        Interest-only loans allow interest-only payments for a fixed period of time. The loans generally mature at the end of the interest-only period and require a balloon payment. At December 31, 2008 and 2007, the Company had $1,042,205,000 and $976,808,000 of short- and medium-term "mini-perm" first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity. The Bank does not offer residential mortgage products, negative amortization loans, "option-ARMs", or subprime loan products.

        Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations, including as much as $126 million and $152 million, as of December 31, 2008 and 2007, respectively. While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

4. LOANS (Continued)

        An analysis of the activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006, is as follows (in thousands):

	2008	2007	2006
Balance—beginning of year	$22,771	$20,624	$17,577
Provision for loan losses	93,367	2,622	4,328
Loans charged off	(55,156)	(741)	(1,028)
Less: Allowance for unfunded loan commitments and lines of credit	(334)	(172)	353
Recoveries on loans previously charged off	20	94	100

Balance—end of year	$61,336	$22,771	$20,624

        Management believes the allowance for loan losses as of December 31, 2008, is adequate to absorb losses inherent in the loan portfolio. Management's estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

        At December 31, 2008 and 2007, the recorded investment in non-performing and performing impaired loans was $215,190,000 and $2,012,000, with specific reserves of $32,264,000 and $20,000, respectively. All loans for which impairment had been recognized had a related specific reserve at December 31, 2008 and 2007.

        The average recorded investment in impaired loans during 2008, 2007, and 2006 was $100,785,000, $324,000, and $545,000, respectively. No interest income on impaired loans was recognized for cash payments received in 2008, 2007, or 2006. Forgone interest on impaired loans during 2008 was $3,216,000. Forgone interest on impaired loans during 2007 and 2006 is not material to the results of the operations of the Company.

        Non-accrual loans totaled $92,517,000 and $2,000,000 at December 31, 2008 and 2007, respectively. Loans which were past due by 90 days or more but not on non-accrual were $18,540,000 and $8,525,000 at December 31, 2008 and 2007, respectively. There were no restructured loans as of December 31, 2008 and 2007.

        Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying consolidated balance sheets. Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses. At December 31, 2008 and 2007, the allowance for unfunded loan commitments and lines of credits was $370,000 and $704,000, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

4. LOANS (Continued)

        In the ordinary course of business, the Bank may grant loans to its directors and executive officers. For the years ended December 31, 2008 and 2007, the following is a summary of such loans:

	2008	2007
Balance—beginning of year	$0	$—
Loans granted or renewed	930,000	80,000
Repayments	(84,000)	(80,000)

Balance—end of year	$846,000	$—

5. PREMISES AND EQUIPMENT

        Premises and equipment as of December 31, 2008 and 2007, consisted of the following (in thousands):

	2008	2007
Furniture, fixtures, and equipment	$7,260	$6,894
Leasehold improvements	3,817	3,620

	11,077	10,514
Accumulated depreciation and amortization	(6,265)	(5,076)

Premises and equipment—net	$4,812	$5,438

        Rental expense for premises included in occupancy expenses for 2008, 2007, and 2006 was approximately $3,506,000, $3,311,000, and $2,544,000, respectively. Depreciation expense included in other expenses for 2008, 2007, and 2006 was approximately $1,359,000, $1,148,000, and $883,000, respectively.

        The future minimum rental commitments, primarily representing non-cancelable operating leases for premises, were as follows at December 31, 2008 (in thousands):

Years Ending December 31	Minimum Rental Commitments
2009	$3,163
2010	2,974
2011	2,890
2012	2,698
2013	754
2014 and thereafter	190

Total	$12,669

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

6. INCOME TAXES

        The provision (benefit) for income taxes for the years ended December 31, 2008 2007, and 2006, consists of the following (in thousands):

	2008	2007	2006
Current provision (benefit):
Federal	$(3,629)	$19,529	$23,855
State	(444)	6,919	7,376

	(4,073)	26,448	31,231

Deferred benefit:
Federal	(10,387)	(1,422)	(2,505)
State	(4,934)	(606)	(634)

	(15,321)	(2,028)	(3,139)

Total	$(19,394)	$24,420	$28,092

        Income tax (liabilities) assets at December 31, 2008 and 2007, consisted of the following (in thousands):

	2008	2007
Income taxes currently (payable) receivable:
Federal	$12,174	$(766)
State	4,244	104

	$16,418	$(662)

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

6. INCOME TAXES (Continued)

        The components of the net deferred income tax assets at December 31, 2008 and 2007, are summarized as follows (in thousands):

	2008	2007
Federal
Deferred tax liabilities:
Prepaid expenses	$(456)	$(342)
State taxes	(3,029)	(1,302)
Depreciation	(159)	(235)
FHLB stock dividend	(115)	(403)
Other	(334)	(108)

Gross liabilities	(4,093)	(2,390)

Deferred tax assets:
Loan and real estate loss allowances	21,597	8,216
Deferred compensation	2,661	2,524
State franchise tax	1	2,356
Intangible assets	104	125
Accrued expenses	359	405
Reserve for VISA litigation	0	781
Non-accrued interest	848	0
Other	1,581	765

Gross assets	27,151	15,172

Net deferred tax assets—federal	23,058	12,782

State
Deferred tax liabilities:
Prepaid expenses	(141)	(106)
Depreciation	0	(20)
FHLB stock dividend	(36)	(125)
Other	(36)	0

Gross liabilities	(213)	(251)

Deferred tax assets:
Loan and real estate loss allowances	6,689	2,545
Deferred compensation	824	782
Intangible assets	32	39
Reserve for VISA litigation	0	242
Non-accrued interest	263	0
State NOL deduction	564	0
Other	494	362

Gross assets	8,866	3,970

Net deferred tax assets—state	8,653	3,719

Net deferred tax assets	$31,711	$16,501

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

6. INCOME TAXES (Continued)

        With respect to the net deferred tax assets recognized by the Company, management has concluded that these assets will be realized and that no valuation allowance was necessary.

        The provision for income taxes for the years ended December 31, 2008, 2007, and 2006, varied from the federal statutory tax rate for the following reasons (in thousands):

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(15,062)	(35.0)%	$20,311	35.0%	$23,280	35.0%
State franchise taxes—net of federal income tax benefit	(3,496)	(8.1)%	4,103	7.1%	4,674	7.0%
CRA tax credits	(909)	(2.1)%	0	0.0%	0	0.0%
Other—net	73	0.1%	6	0.0%	138	0.2%

Total	$(19,394)	(45.1)%	$24,420	42.1%	$28,092	42.2%

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

        The tax years 2004-2007 remain open to examination by the state and Federal taxing jurisdictions to which the Company's significant operations are subject. As of December 31, 2008, the Company does not believe that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

7. SUBORDINATED DEBENTURES

        During 2001, 2002, 2004, 2005, 2006, and 2007, the Company established First Regional Statutory Trusts I through VIII (collectively, the "Trusts"), statutory business trusts and wholly owned subsidiaries of the Company. The Trusts were formed for the sole purpose of issuing securities and investing the proceeds thereof in obligations of the Company and engaging in certain other limited activities.

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

        The Debentures have a scheduled maturity date of 30 years from commencement, at which time the Company is obligated to redeem them. The Debentures are prepayable prior to their maturity date at the option of the Company on or after five years have elapsed, in whole or in part, at a prepayment price equal to the principal of and accrued and unpaid interest on the Debentures. Upon the repayment of the Debentures on the maturity date, or prepayment of some or all of the Debentures prior to that date, the proceeds from such repayment or prepayment shall be applied to redeem some or all of the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption. In the interest of preserving its remaining cash reserves during a challenging period, First Regional Bancorp intends to defer interest payments on its trust preferred securities for a period of one year, or until March 2010. First Regional Bancorp has the right to defer interest payments for up to five years under the indentures governing its various trust preferred securities.

        The Indentures for the Trust Securities include provisions that restrict the payment of dividends under certain conditions and changes in ownership of Trusts. The Indentures also include provisions relating to the payment of expenses associated with the issuance of the Trust Securities. In addition to

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

7. SUBORDINATED DEBENTURES (Continued)

the issuance of junior subordinated deferrable debentures, the Trusts also issued common stock to the Company which is recorded, along with the junior subordinated debt, on the accompanying consolidated balance sheets in other assets and was $3,017,000 at both December 31, 2008 and 2007. The following table summarizes pertinent information related to the junior subordinated deferrable debentures issued by each Trust (in thousands):

Issuance Trust	Issuance Date	Principal Balance	Rate Type	Initial Rate	Rate at December 31, 2008	Maturity Date
First Regional Statutory Trust I	December 2001	$5,000	Variable	5.60%	0.00%	Paid off December 2006
First Regional Statutory Trust II	September 2002	$7,500	Variable	5.22%	0.00%	Paid off September 2007
First Regional Statutory Trust III	March 2004	$7,500	Variable	3.90%	4.66%	March 2034
First Regional Statutory Trust IV	December 2004	$20,000	Variable	4.45%	4.00%	December 2034
First Regional Statutory Trust V	September 2005	$20,000	Variable	5.49%	3.48%	September 2035
First Regional Statutory Trust VI	March 2006	$30,000	Variable	6.48%	3.50%	September 2036
First Regional Statutory Trust VII	December 2006	$5,000	Variable	7.20%	3.85%	December 2036
First Regional Statutory Trust VIII	September 2007	$15,000	Variable	8.35%	5.14%	September 2037

8. COMMITMENTS AND CONTINGENCIES

        The Company had the following commitments and contingent liabilities as of December 31, 2008:

Undisbursed loans	$413,146,000
Standby letters of credit	$15,310,000

        The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit as it does for making loans and, therefore, does not anticipate any losses as a result of these transactions. Also, commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements. The majority of the commitments above carry variable interest rates. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures. As of December 31, 2008 and 2007, the allowance for unfunded commitments and letters of credit amounted to $370,000 and $704,000, respectively. These amounts are included in accrued interest payable and other liabilities in the accompanying balance sheets.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

8. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company sponsors a defined contribution 401(k) plan benefiting substantially all employees. At the discretion of the Board of Directors, the Company matches employee contributions. Currently, the Company provides 100% matching of the first 3% of base compensation and 50% of the next 2% of base compensation that a participant contributes to the plan. Employer contributions are allocated as directed by the participants using the same allocation as the participants' contributions. The Company contributed approximately $606,000, $529,000, and $302,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

        As of December 31, 2008, the Bank had federal funds lines and unused lines of credit with other depository institutions of $19,000,000.

        The Bank processes merchant credit card transactions for a fee. The Bank is subject to off-balance-sheet credit risk in relation to these transactions. To help mitigate this risk, the Bank requires participating merchants to have deposits on hand at the Bank. At December 31, 2008 and 2007, there were $85,216,000 and $101,375,000, respectively, of merchant credit card deposit balances on hand.

        Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank that are non-interest bearing and are not available for investment purposes. The average Federal Reserve balances required to be maintained to meet these requirements were approximately $4,850,000 and $5,383,000 at December 31, 2008 and 2007, respectively.

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

9. FEDERAL HOME LOAN BANK ADVANCES

        The Bank enters into short-term borrowing agreements with the Federal Home Loan Bank. The Bank had outstanding balances of $60,000,000 and $135,000,000 under these agreements at December 31, 2008 and 2007, respectively, with weighted-average interest rates of 0.25% and 4.20%, respectively. The average outstanding balance of short-term borrowings for 2008, 2007, and 2006 was $187,053,000, $125,439,000, and $163,992,000, respectively. The weighted-average interest rate during the year was 2.33%, 5.11%, and 4.98%, for 2008, 2007, and 2006, respectively. The maximum outstanding at any month-end was $366,000,000 during 2008, $175,000,000 during 2007, and $230,000,000 during 2006. All of the advances outstanding at December 31, 2008 mature in 2009. These advances are secured by loans available as collateral at the FHLB of $924,976,000 and $770,000,000 at December 31, 2008 and 2007, respectively.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

10. REGULATORY CAPITAL

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2008 and 2007, management believes the Bank meets the ratio requirements to be categorized as "well capitalized" under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies. At December 31, 2008 and 2007, the Bank had brokered deposits of $650,617,000 and $2,968,000, respectively. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

10. REGULATORY CAPITAL (Continued)

        A table showing the minimum capital ratios required for the Company and the Bank and the Company's and the Bank's actual capital ratios and actual capital amounts at December 31, 2008 and 2007, is as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets)
Company	$278,578	11.3%	$197,573	>8.0%	$246,966	>10.0%
Bank	$255,178	10.3%	$197,430	8.0%	$246,787	10.0%
Tier I capital (to risk-weighted assets)
Company	$199,775	8.1%	$98,776	4.0%	$148,164	6.0%
Bank	$223,946	9.1%	$98,655	4.0%	$147,982	6.0%
Tier I capital (to average assets)
Company	$199,775	8.2%	$97,570	4.0%	$121,963	5.0%
Bank	$223,946	9.2%	$86,633	4.0%	$108,291	5.0%
As of December 31, 2007:
Total capital (to risk-weighted assets)
Company	$295,432	12.6%	$188,173	>8.0%	$235,217	>10.0%
Bank	$274,243	11.7%	$187,999	8.0%	$234,998	10.0%
Tier I capital (to risk-weighted assets)
Company	$232,609	9.9%	$94,078	4.0%	$141,118	6.0%
Bank	$250,768	10.7%	$94,009	4.0%	$141,013	6.0%
Tier I capital (to average assets)
Company	$232,609	10.9%	$85,676	4.0%	$107,094	5.0%
Bank	$250,768	11.7%	$85,953	4.0%	$107,441	5.0%

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

        At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC expressed concern regarding a previously unidentified BSA concern relating to the Bank's program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

        The FDIC requested that the Bank enter into a cease and desist order, principally addressing the Bank's BSA duties in connection with such third party administered retirement accounts. While the Bank has questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order. While the Bank believes it fully complied with this Cease and Desist Order, no

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

10. REGULATORY CAPITAL (Continued)

assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

        During February 2009, the Bank signed an order to cease and desist with the Federal Deposit Insurance Corporation (the "FDIC") and the California Department of Financial Institutions (the "DFI") to further strengthen the Bank's operations. The agreement between First Regional Bank and its regulators is expected to help guide the Bank in addressing the impacts of today's challenging economic environment. The agreement formalizes many of the initiatives, which the Bank has already adopted, and provides useful milestones for measuring the Bank's progress as it moves forward. The agreement includes valuable input from the FDIC and DFI in the development of this program, and also reflects our shared goals of achieving a strong and profitable institution.

        Under the agreement, First Regional Bank will:

  •
  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank's activities

  •
  Increase its capital ratios based on a pre-determined schedule, and develop a comprehensive capital plan to assure compliance with that schedule

  •
  Eliminate from its books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule

  •
  Create and implement a plan to increase the diversification of the Bank's lending activities

  •
  Create and implement a comprehensive profit plan to improve the Bank's earnings performance

  •
  Update or revise the Bank's written policies in the areas of credit administration and liquidity management

        As previously noted, First Regional Bank continues to maintain "well capitalized" ratios, the highest standards established by banking regulators. However, in connection with the Bank's plan to increase its capital ratios, the Bank will specifically agree to improve its Tier 1 leverage ratio to 9.5% of the Bank's total assets effective February 23, 2009 and to maintain such ratio at 10% as of September 30, 2009. Also as a part of such plan, First Regional Bank and its parent, First Regional Bancorp, have also authorized the contribution by First Regional Bancorp, from its cash reserves, of $12 million into the Bank as additional Bank capital.

        In the interest of preserving its remaining cash reserves during a challenging period, First Regional Bancorp intends to defer interest payments on its trust preferred securities for a period of one year, or until March 2010. First Regional has the right to defer interest payments for up to five years under the indentures governing its various trust preferred securities.

11. EARNINGS (LOSS) PER SHARE RECONCILIATION

        Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

11. EARNINGS (LOSS) PER SHARE RECONCILIATION (Continued)

diluted earnings per share also considers the number of shares issuable upon the assumed exercise of the outstanding common stock options. In accordance with SFAF No. 28, Earnings Per Share, due to the net loss recorded during the year ended December 31, 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be anti-dilutive. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Year Ended December 31, 2008
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic (Loss) Earnings Per Share—loss available to common shareholders	$(23,641,000)	11,818,000	$(2.00)
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options		0	0.00

Diluted (Loss) Earnings Per Share—loss available to common shareholders	$(23,641,000)	11,818,000	$(2.00)

	Year Ended December 31, 2007
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic EPS—income available to common shareholders	$33,610,000	12,121,000	$2.77
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options		860,000	(0.18)

Diluted EPS—income available to common shareholders	$33,610,000	12,981,000	$2.59

	Year Ended December 31, 2006
	Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Basic EPS—income available to common shareholders	$38,336,000	12,165,000	$3.15
Effect of dilutive securities—incremental shares from assumed exercise of outstanding options		843,000	(0.20)

Diluted EPS—income available to common shareholders	$38,336,000	13,008,000	$2.95

        As discussed above, anti-dilutive shares from stock options are excluded from the computation of loss per share. The anti-dilutive stock options totaled 2,330,000 for the year ended December 31, 2008. There were no anti-dilutive shares from stock options for the years ended December 31, 2007 and 2006.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

12. STOCK COMPENSATION PLAN

        In May 2005, the Company adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 (amended to 800,000 in July 2008) shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company's previous stock option plans. The Company's Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company's earnings. During May and July 2005, the Company granted options to buy up to 177,000 shares of the Company's common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015. During August 2007, the Company granted options to buy up to 45,000 shares of the Company's common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2017. During 2008, the Company granted options to buy up to 506,000 shares of the Company's common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2018.

        In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

        Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of grant.

        The Company had options outstanding granted under the plans at December 31, 2008, as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding—beginning of year	1,854	$6.34
Granted	506
Exercised	(23)
Cancelled	(7)

Outstanding—end of year	2,330	$6.19	5.29 years	$133

Vested or expected to vest at year-end	1,788	$5.82	5.03 years	$621

Exercisable at year-end	1,523	$5.03	3.89 years	$110

        The total intrinsic value of options exercised during 2008, 2007, and 2006 was $98,000, $627,000, and $918,000, respectively. The total fair value of shares vested during 2008, 2007, and 2006 was $695,000, $847,000, and $847,000, respectively.

        As of December 31, 2008, there was $2,380,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

12. STOCK COMPENSATION PLAN (Continued)

expected to be recognized over a weighted-average period of 2.4 years. The Company received $67,000, $210,000, and $233,000 cash from the exercise of stock options during 2008, 2007, and 2006, respectively.

        For the year ended December 31, 2008, stock based compensation expense reduced income before taxes by $529,000 and reduced net income by $307,000. This additional expense reduced both basic and diluted earnings per share by $0.03 for the year ended December 31, 2008. Cash provided by operating activities decreased by $8,000 and cash provided by financing activities increased by an identical amount for 2008 related to excess tax benefits from stock-based arrangements.

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

        The estimated fair value of options granted during August 2007 was $13.32 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 35%, risk-free interest rate of 4.8% and expected term of 10 years. The estimated fair value of 45,000 options granted during February 2008 was $8.41 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 34%, risk-free interest rate of 3.1%, and expected term of 10 years. The estimated fair value of 336,000 options granted during July 2008 was $2.76 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 49%, risk-free interest rate of 4.3%, and expected term of 10 years. The estimated fair value of 75,000 options granted during July 2008 was $3.26 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 49%, risk-free interest rate of 4.3% and expected term of 10 years. The estimated fair value of 50,000 options granted during July 2008 was $2.84 using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 49%, risk-free interest rate of 4.3% and expected term of 10 years.

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

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

13. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        During 1998, the Company established an ESOP for eligible employees. Employees of the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate. During 1998, the ESOP borrowed $1,500,000 from an unrelated bank in order to fund the purchase of 450,000 shares of the Company's common stock. This loan matured during 2003 and was extended for an additional five years under the same terms. This loan is scheduled to be repaid monthly on a straight-line basis over five years, with the funds for repayment coming from the Company's contributions to the ESOP. The loan requires annual principal reductions of $150,000. The ESOP shares were pledged as collateral for its debt. The interest rate on this loan is variable, Prime plus 0.5%. The outstanding principal balance of the ESOP loan was repaid during 2008 and was $113,000 at December 31, 2007.

        Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. Unallocated ESOP shares are excluded from EPS computations. ESOP benefits generally become 100% vested after an employee completes seven years of credited service. Benefits are payable upon death, retirement, or disability. The number of shares of common stock allocated to employee accounts was 36,000 and 47,000 shares for the years ended December 31, 2008 and 2007, respectively.

        Periodic compensation expense associated with the ESOP is recognized based upon both the number of shares allocated pro rata and the periodic fair market value of the common stock. The expense related to the ESOP for the years ended December 31, 2008, 2007, and 2006, was $428,000, $1,241,000, and $1,490,000, respectively.

        At December 31, 2008 and 2007, unearned compensation related to the ESOP approximated $0 and $107,000, respectively, and is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

14. DEPOSITS AND INTEREST EXPENSE

        A summary of interest expense on deposits for the years ended December 31, 2008, 2007, and 2006, is as follows (in thousands):

	2008	2007	2006
Money market savings/NOW account deposits	$20,424	$38,047	$29,565
Time deposits of $100,000 or more	7,660	6,059	4,449
Time deposits under $100,000	16,779	5,814	4,528
Savings deposits	64	205	277

	$44,927	$50,125	$38,819

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

14. DEPOSITS AND INTEREST EXPENSE (Continued)

        The maturities of time deposits as of December 31, 2008, are as follows (in thousands):

2009	$942,814
2010	158,361
2011	64
2012	25
2013	55

$1,101,319

        The aggregate amount of time deposits in denominations of $100,000 or more outstanding as of December 31, 2008 and 2007, was approximately $386,653,000 and $163,101,000, respectively. Additionally, the aggregate amount of deposits from bankruptcy-related accounts was approximately $1,668,000 and $1,591,000 as of December 31, 2008 and 2007, respectively.

        The Bank's deposit business is primarily generated by a relatively small number of accounts with large average balances. At December 31, 2008, approximately 2,900 accounts, representing 15% of deposit accounts, accounted for $1,180,848,000 of total deposits.

15. OTHER OPERATING EXPENSES

        Included in other operating expenses for the years ended December 31, 2008, 2007, and 2006, are the following items (in thousands):

	2008	2007	2006
Professional services	$2,471	$2,510	$2,065
FDIC assessment	2,058	1,236	177
Reserve for VISA litigation (reversal)	(2,232)	2,232	0
Data processing fees	1,774	1,691	1,369
Equipment expense	1,895	1,665	1,356
General insurance	361	324	304
Stationery and supplies	500	500	510
Customer courier service	831	912	768
Telephone and postage	828	944	863
Loan valuation and OREO expense	1,406	27	0
Other	8,425	6,526	5,704

Total	$18,317	$18,567	$13,116

16. ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES

        In January 1999, the Bank established TAS that provides administrative services to self-directed retirement plans. As of December 31, 2008, TAS was the administrator of approximately $1,249,043,000 in retirement assets.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

16. ADMINISTRATION OF SELF-DIRECTED RETIREMENT ACCOUNTS AND TRUST SERVICES (Continued)

        Deposits held for TAS clients by the Bank represent approximately 5.1% of the Bank's total deposits as of December 31, 2008. The Bank paid interest of $689,000, $1,127,000, and $872,000 on deposits of TAS clients and received fees of $2,332,000, $2,464,000, and $2,428,000 from TAS clients during 2008, 2007, and 2006, respectively.

        The Bank established and commenced operation of the Trust and Investment Division in 2001. The Division is a full service trust department handling living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters. As of December 31, 2008, 2007, and 2006, the total assets under administration were $277,769,000, $306,436,000, and $243,215,000, respectively. Revenues were $2,219,000, $2,084,000, and $1,632,000, for 2008, 2007, and 2006, respectively. As of December 31, 2008, no Division assets were held on deposit with the Bank.

17. RELATED-PARTY TRANSACTIONS

        As of December 31, 2008 and 2007, deposits from directors, officers, and their affiliates amounted to $2,482,000 and $2,645,000, respectively.

        During 2000, the Company purchased a split dollar life insurance policy on behalf of one of the Company's executive officers. The policy was fully funded at purchase. The Company and the officer's estate are co-beneficiaries, with each receiving a certain amount upon death of the officer. The insured reimburses the Bank for the cost of this benefit each year. There are no post-retirement benefits associated with this policy.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

18. CONDENSED FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (In thousands)

BALANCE SHEETS

	December 31
	2008	2007
ASSETS:
Cash and due from banks	$18,994	$17,283
Investment in common stock of subsidiaries	226,350	252,821
Other assets	5,506	5,399

Total	$250,850	$275,503

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Subordinated debt	$100,517	$100,517
Other liabilities	186	367

Total liabilities	100,703	100,884
SHAREHOLDERS' EQUITY	150,147	174,619

TOTAL	$250,850	$275,503

STATEMENTS OF EARNINGS

	2008	2007	2006
Equity in net earnings (loss) of subsidiaries	$(17,012)	$41,381	$45,360
Interest expense on subordinated debentures	(5,253)	(7,095)	(6,259)
Stock compensation expense	(529)	(596)	(576)
Other expense—net	(847)	(80)	(189)

Net earnings (loss)	$(23,641)	$33,610	$38,336

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

18. CONDENSED FINANCIAL INFORMATION REGARDING FIRST REGIONAL BANCORP (In thousands) (Continued)

STATEMENTS OF CASH FLOWS

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(23,641)	$33,610	$38,336
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net earnings of subsidiaries	17,012	(41,381)	(45,360)
Other operating activities—net	(505)	(832)	(1,335)
Tax benefit from stock options exercised	(8)	(263)	(385)
Stock compensation costs	529	596	576

Net cash used in operating activities	(6,613)	(8,270)	(8,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Bank	10,000	26,000	—
Investment in Trusts	(163)	(635)	(928)
Investment in Securities Company	0	(2,000)	—
Investment in Bank	0	—	(26,400)

Net cash provided by (used in) investing activities	9,837	23,365	(27,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	389	1,192	1,445
Stock options exercised	67	210	233
Tax benefit from stock options exercised	8	263	385
Common stock repurchased and retired	(1,977)	(8,438)	—
Increase in subordinated debt	0	7,732	30,928

Net cash (used in) provided by financing activities	(1,513)	959	32,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,711	16,054	(2,505)
CASH AND CASH EQUIVALENTS—Beginning of year	17,283	1,229	3,734

CASH AND CASH EQUIVALENTS—End of year	$18,994	$17,283	$1,229

19. SEGMENT REPORTING

        Management has evaluated the Company's overall operation and determined that its business consists of certain reportable business segments as of December 31, 2008, 2007, and 2006: core banking operations, the administrative services in relation to TAS, and Trust Services. The following describes these three business segments:

        Core Bank Operations—The principal business activities of this segment are attracting funds from the general public and originating commercial and real estate loans for small and midsize businesses in

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

19. SEGMENT REPORTING (Continued)

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

        Total assets of TAS at December 31, 2008 and 2007, were $951,000 and $1,110,000, respectively, and total assets of Trust Services at December 31, 2008 and 2007, were $72,000 and $96,000, respectively. The remaining assets reflected on the consolidated balance sheets of the Company are associated with the core banking operations.

        A table showing the net income (loss) for the core banking operations, administrative services, and the trust services for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2008
Net interest income	$94,394	$0	$0	$94,394
Provision for loan losses	93,367	0	0	93,367
Other operating income	7,614	2,332	2,219	12,165
Other operating expenses	51,832	3,205	1,190	56,227
Provision for income taxes (benefit)	(19,459)	(367)	432	(19,394)

Net (loss) income	$(23,732)	$(506)	$597	$(23,641)

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2007
Net interest income	$107,811	$0	$0	$107,811
Provision for loan losses	2,622	0	0	2,622
Other operating income	6,873	2,464	2,084	11,421
Other operating expenses	54,524	2,868	1,188	58,580
Provision for income taxes (benefit)	24,214	(170)	376	24,420

Net income (loss)	$33,324	$(234)	$520	$33,610

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007, AND FOR EACH OF THE THREE YEARS IN THE

PERIOD ENDED DECEMBER 31, 2008

19. SEGMENT REPORTING (Continued)

	Core Banking Operations	Administrative Services	Trust Services	Year Ended December 31, 2006
Net interest income	$108,492	$0	$0	$108,492
Provision for loan losses	4,328	0	0	4,328
Other operating income	4,247	2,428	1,632	8,307
Other operating expenses	43,526	1,485	1,032	46,043
Provision for income taxes	27,444	396	252	28,092

Net income	$37,441	$547	$348	$38,336

        In addition, the operations of the administrative services positively affect the results of core banking operations by providing a low-cost source of deposits.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Net interest income	$26,396	$24,117	$23,738	$20,143
Provision for loan losses	10,790	44,743	10,418	27,416
Net income (loss)	4,735	(18,513)	1,182	(11,045)
Basic earnings per common share	0.40	(1.57)	0.10	(0.93)
Diluted earnings per common share	0.37	(1.57)	0.09	(0.93)
2007
Net interest income	$26,526	$26,684	$27,802	$26,799
Provision for loan losses	—	300	900	1,422
Net income	8,991	8,644	8,073	7,902
Basic earnings per common share	0.74	0.71	0.67	0.65
Diluted earnings per common share	0.69	0.66	0.62	0.62

******

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of First Regional Bancorp, as amended, filed as Exhibits 3.1, 3.2, 3.3 and 3.4 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on August 9, 2006 and incorporated herein by reference
3.2	Amended and Restated Bylaws of First Regional Bancorp, filed as Exhibit 3.5 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on August 9, 2006 and incorporated herein by reference
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

Exhibit Number	Description
4.9	Amended and Restated Declaration of Trust, dated as of March 30, 2006, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, First Regional Bancorp, as sponsor, and Jack A. Sweeney, H. Anthony Gartshore and Thomas McCullough, as administrators, filed as Exhibit 4.3 to the Current Report on Form 8-K of First Regional Bancorp filed on April 3, 2006 and incorporated herein by reference
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

Exhibit Number	Description
10.1	Guarantee Agreement, dated as of September 25, 2007, by and between First Regional Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10 to the Current Report on Form 8-K of First Regional Bancorp filed on October 1, 2007 and incorporated herein by reference
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
10.11	Amendment to First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.10 to the Annual Report of First Regional Bancorp filed on March 16, 2006 and incorporated herein by reference
10.12	First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.7 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference

Exhibit Number		Description
10.13		Form of Salary Reduction Agreement under First Regional Bank 1996 Deferred Compensation Plan, filed as Exhibit 10.8 to the Annual Report on Form 10-K of First Regional Bancorp filed on March 31, 2005, and incorporated by reference
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
10.16		Form of First Regional Bancorp Indemnity Agreement, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
10.17		Form of First Regional Bank Indemnity Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of First Regional Bancorp filed on November 9, 2006 and incorporated herein by reference
21	*	Subsidiaries of the Registrant
23	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Executive Officer
31.2	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Corporate Secretary
31.3	*	Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Financial Officer
32	*	Certification of Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*
Filed herewith