Form 10-Q
period 2009-03-31
FIRST REGIONAL BANCORP
filed 2009-05-15
CIK 356708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,836,016
Class	Outstanding on May 12, 2009

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents
Cash and due from banks	$24,721	$19,192
Federal funds sold	67,375	42,340
Total cash and cash equivalents	92,096	61,532

Investment securities, available for sale - at fair value - amortized cost of $26,083 (2009) and $24,204 (2008)	27,166	24,727
Interest-bearing deposits in financial institutions	2,004	2,008
Federal Home Loan Bank stock — at cost	6,557	6,557
Loans - net of allowance for losses of $68,264 (2009) and $61,336 (2008)	2,234,844	2,257,479
Premises and equipment - net of depreciation and amortization of $6,620 (2009) and $6,265 (2008)	4,644	4,812
Other real estate owned	12,652	9,611
Accrued interest receivable and other assets	101,382	98,415
	$2,481,345	$2,465,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$413,413	$368,517
Interest bearing:
Time deposits	1,204,399	1,101,319
Money market deposits	533,892	610,125
Other deposits	55,499	50,011
Total deposits	2,207,203	2,129,972

Federal Home Loan Bank advances	0	60,000
Accrued interest payable and other liabilities	26,232	24,505
Subordinated debentures	100,517	100,517
Total Liabilities	2,333,952	2,314,994

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common Stock — no par value; authorized 150,000,000 shares; Outstanding 11,836,000(2009) and 11,834,000 (2008)	45,166	45,005
Retained earnings	101,599	104,839
Accumulated other comprehensive income - net of tax	628	303
Total Shareholders’ Equity	147,393	150,147

Total Liabilities and Shareholders’ Equity	$2,481,345	$2,465,141

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME:

Interest on loans	$27,847	$40,296
Interest on investment securities	311	359
Interest on deposits in financial institutions	12	72
Interest on federal funds sold	43	68
Total interest income	28,213	40,795

INTEREST EXPENSE:

Interest on deposits	11,275	11,067
Interest on subordinated debentures	964	1,616
Interest on FHLB advances	22	1,708
Interest on other borrowings	0	8
Total interest expense	12,261	14,399

Net interest income	15,952	26,396

PROVISION FOR LOAN LOSSES	7,500	10,790

Net interest income after provision for loan losses	8,452	15,606

OTHER OPERATING INCOME:
Customer service fees	1,802	1,924
Other — net	299	3,247
Total other operating income	2,101	5,171

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,816	9,486
Occupancy expense	991	969
Equipment expense	426	433
Promotion expense	53	136
Professional service expense	1,198	850
Customer service expense	289	458
Supplies and communication expense	338	389
FDIC assessment	2,399	485
Reserve for VISA litigation (reversal)	—	(2,232)
Other	1,980	1,568
Total other operating expenses	16,490	12,542

(Loss) income before provision for income taxes	(5,937)	8,235

(BENEFIT) PROVISION FOR INCOME TAXES	(2,700)	3,500

NET (LOSS) INCOME	$(3,237)	$4,735

EARNINGS PER SHARE (Note 5)
Basic	$(0.27)	$0.40
Diluted	$(0.27)	$0.37

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (Loss) Income	$(3,237)	$4,735
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	7,500	10,790
Depreciation and amortization	356	329
Amortization of investment securities premiums and discounts — net	8	7
Stock compensation costs	151	116
Loss on sale of other real estate owned	34	—
Federal Home Loan Bank stock dividends	—	(118)
Tax benefit from stock options exercised	—	(25)
Deferred compensation expense	236	277
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(2,960)	79
Increase (decrease) in accrued interest payable and other liabilities	1,491	(1,496)
Net cash provided by operating activities	3,579	14,694

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	4	(1)
Purchases of investment securities — available for sale	(2,245)	(247)
Proceeds from maturities of investment securities — available for sale	358	352
Redemption of Federal Home Loan Bank stock	—	47
Purchases of Federal Home Loan Bank stock	—	(6,764)
Net decrease (increase) in loans	8,835	(156,726)
Purchase of CRA investments included in other assets	(242)	(3,287)
Proceeds from sale of other real estate owned	3,225	—
Purchases of premises and equipment	(188)	(265)
Net cash provided by (used in) investing activities	9,747	(166,891)

FINANCING ACTIVITIES
Decrease in non-interest bearing deposits and other interest bearing deposits	(25,849)	(45,423)
Net increase in time deposits	103,080	20,254
Decrease in note payable	—	(38)
(Decrease) increase in Federal Home Loan Bank advances	(60,000)	191,000
Decrease in federal funds purchased	—	(20,955)
Stock options exercised	7	12
Tax benefit from stock options exercised	—	25
Common stock repurchased and retired	—	(1,978)
Common stock issued	—	205
Net cash provided by financing activities	17,238	143,102

Increase (decrease) in cash and cash equivalents	30,564	(9,095)

Cash and cash equivalents, beginning of period	61,532	46,676

Cash and cash equivalents, end of period	$92,096	37,581

Supplemental Disclosures of Cash Flow Information — Cash paid during the period for:
Interest	$8,659	$14,349
Income taxes	$—	$800
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Other real estate owned acquired through foreclosure	$6,300	$0
Loan to facilitate sale of other real estate owned	$2,600	$0

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2008 annual report on Form 10-K.

NOTE 2: Recent Accounting Pronouncements

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively.  The adoption of this guidance has not had a material impact to the Company’s condensed consolidated financial condition and results of operations.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 and applies to all transactions or other events in which the Company obtains control in one or more businesses.  Management will assess transactions on a case-by-case basis as they occur.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.  This Statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this guidance has not had a material impact on the Company’s financial condition and results of operations.

FSP FAS No. 140-3 - In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008. The adoption of FSP SFAS 140-3 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

FSP FAS No. 157-3 - In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 was effective upon issuance. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

FSP FAS No. 141R-1 - In April 2009, the FASB issued FSP SFAS No.141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS No. 141R-1 did not have a material impact on the consolidated financial statements.

FSP FAS No. 157-4 - In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, as some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 115-2 and SFAS No. 124-2 or FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on the consolidated financial statements.

FSP FAS No. 115-2 - In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 115-2 and SFAS No. 124-2 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on the consolidated financial statements.

FSP FAS No. 107-1 - In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amending SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 107-1 and APB 28-1 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on the consolidated financial statements.

NOTE 3: Allowance for Loan Losses and Unfunded Loan Commitments

An analysis of the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Balance — beginning of period	$61,336	$22,771
Provision for loan losses	7,500	10,790
Loans charged off	(672)	0
Allowance for unfunded loan commitments and lines of credit	96	19
Recoveries on loans previously charged off	4	0

Balance — end of period	$68,264	$33,580

Management believes the allowance for loan losses as of March 31, 2009, is adequate to absorb losses inherent in the loan portfolio. Management’s estimates of the allowance are subject to potential adjustment by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions upon examination of the Bank by such authorities.

At March 31, 2009 and December 31, 2008, the recorded investment in non-performing and performing impaired loans was $246,304,000 and $215,190,000, with specific reserves of $43,434,000 and $32,264,000, respectively. All loans for which impairment had been recognized had a related specific reserve at March 31, 2009 and December 31, 2008.

The average recorded investment in impaired loans during the quarter ended March 31, 2009 and 2008 was $230,747,000 and $16,131,000, respectively. No interest income on impaired loans was recognized for cash payments received in the first quarter of 2009 or 2008. Forgone interest on impaired loans during the first quarter of 2009 was $2,575,000. Forgone interest on impaired loans during the first quarter of 2008 is not material to the results of operations of the Company.

NOTE 4: Fair Value Disclosures

The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 provides a framework for measuring fair value under GAAP. This standard applies to all financial assets and liabilities, and certain non-financial assets and liabilities, that are being measured and reported at fair value on a recurring or non-recurring basis. For the Company, this includes the investment securities available-for-sale (“AFS”) portfolio, impaired loans, and other real estate owned (“OREO”).

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics. Level 1 securities include both U.S. Treasury and actively traded U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Impaired Loans — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. As of March 31, 2009, collateral dependent impaired loans totaled $188,768,000 net of the specific reserves. Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

OREO — In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the acquisition date, the Company’s OREO assets are recorded at fair value, which is determined based on the most recent appraisal information received, less anticipated costs to sell. Subsequent to the acquisition date, the Company’s OREO assets are reported at the lower of carrying amount or fair value, which is determined based on the most recent appraisal information received, less anticipated costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. As of March 31, 2009, OREO assets totaled $12,652,000, net of valuation allowance. OREO assets fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals.

The balances of assets measured at fair value on a recurring basis as of March 31, 2009 were as follows (in $1,000’s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$27,166	$3,247	$23,919

The balances of assets measured at fair value on a non-recurring basis as of March 31, 2009 and the total losses resulting from the fair value adjustments as of March 31, 2009 were as follows (in $1,000’s):

	Total	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans (1)	$188,768	$188,768	$(12,250)
OREO	$12,652	$12,652	$(285)

(1)	Represents carrying value and related write-downs on collateral dependent loans for which adjustments are based upon the appraised value of the collateral, less costs to sell.

There were no material liabilities carried at fair value, measured on a recurring or non-recurring basis at March 31, 2009.

NOTE 5: Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common  shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. In accordance with SFAF No. 128, Earnings Per Share, due to the net loss recorded during the three months ended March 31, 2009, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities are not included as their effect on earnings or loss per share would be anti-dilutive. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended March 31, 2009
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic (Loss) EPS
Loss available to common shareholders	$(3,237,000)	11,835,000	$(0.27)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options(1)		0	0

Diluted (Loss) EPS
Loss available to common shareholders	$(3,237,000)	11,835,000	$(0.27)

	Three Months Ended March 31, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,735,000	11,812,000	$0.40

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options(2)		899,000	(0.03)

Diluted EPS
Income available to common shareholders	$4,735,000	12,711,000	$0.37

(1)

As discussed above, anti-dilutive shares from stock options are excluded from the computation of earnings per share. The anti-dilutive stock options totaled 2,328,000 for the three months ended March 31, 2009.

(2)

Excludes 200,000 weighted average options outstanding for the three months ended March 31, 2008 for which the exercise price exceeded the average market price of the Company’s common stock during the period.

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a nonqualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 (amended to 800,000 in July 2008 subject to shareholder approval) shares of its common stock upon the exercise of options granted.  The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings.  During 2005, 2007 and 2008, the Company granted options to buy up to 177,000, 45,000 and 506,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries.  All such granted options will vest over seven years and expire in 2015, 2017 and 2018, respectively.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of March 31, 2009 and changes during the three-month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding — January 1, 2009	2,330	$6.19

Granted	—	—
Exercised	(2)	2.92
Cancelled	—	—

Outstanding — March 31, 2009	2,328	$6.19	5.04 years	$—

Vested or expected to vest at March 31,2009	1,786	$5.82	4.78 years	$—

Exercisable at March 31, 2009	1,570	$5.01	3.62 years	$—

The total intrinsic value of options exercised during the three month periods ended March 31, 2009 and 2008 was $1,000 and $61,000, respectively.  The total fair value of shares vested during the three month periods ended March 31, 2009 and 2008 was $103,000 and $49,000, respectively.

As of March 31, 2009, there was $2,230,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.53 years.  The Company received $7,000 and $12,000 cash from the exercise of stock options during the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

For the three-month period ended March 31, 2009, stock based compensation expense reduced income before taxes by $151,000 and reduced net income by $87,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 31, 2009.  Cash provided by operating activities and cash provided by financing activities were not impacted during the first quarter 2009 as there were no excess tax benefits from stock-based arrangements.

For the three-month period ended March 31, 2008, stock based compensation expense reduced income before taxes by $116,000 and reduced net income by $67,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 31, 2008.  Cash provided by operating activities decreased by $25,000 and cash provided by financing activities increased by an identical amount for the first quarter 2008 related to excess tax benefits from stock-based arrangements.

NOTE 6: Commitments and Contingencies

As of March 31, 2009, the Bank had a total of $14,092,000 of standby letters of credit outstanding.  No losses are anticipated as a result of these transactions.

NOTE 7: Comprehensive Income

The Company’s comprehensive income includes all items, which comprise net income plus the unrealized holding gains on available-for-sale securities.  For the three month periods ended March 31, 2009 and 2008, the Company’s comprehensive income, net of taxes, was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in Thousands)

Net income (loss)	$(3,237)	$4,735
Other comprehensive income	325	76

Total comprehensive income (loss)	$(2,912)	$4,811

NOTE 8: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of March 31, 2009 and 2008:  core banking operations, the administrative services in relation to TAS (as defined below), and Trust Services.  The following describes these three business segments:

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

Total assets of TAS at March 31, 2009 and December 31, 2008 were $834,000 and $951,000 respectively, and total assets of Trust Services at March 31, 2009 and December 31, 2008 were $68,000 and $72,000, respectively.  The remaining assets reflected on the condensed consolidated balance sheets of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Month Period Ended March 31, 2009
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$15,952	—	—	$15,952
Provision for loan losses	7,500	—	—	7,500
Other operating income	974	$566	$561	2,101
Other operating expenses	15,273	896	321	16,490
Provision for income taxes (benefit)	(2,662)	(139)	101	(2,700)

Net (loss) income	$(3,185)	$(191)	$139	$(3,237)

	Three Month Period Ended March 31, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$26,396	—	—	$26,396
Provision for loan losses	10,790	—	—	10,790
Other operating income	3,965	$607	$599	5,171
Other operating expenses	11,507	735	300	12,542
Provision (benefit) for income taxes	3,428	(54)	126	3,500

Net income (loss)	$4,636	$(74)	$173	$4,735

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

For a more complete understanding of the Company and its operations reference should be made to the financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain statements in this report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical fact, included herein may constitute forward-looking statements.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from management’s expectations include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which First Regional Bancorp conducts its operations.  For additional information concerning these factors, see “Item 1.  Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.  The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.  In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans.  Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses.  Other accounting policies that require significant judgments and assumptions by management include the provision for income taxes, evaluation of investments for other than temporary impairment and stock-based compensation.

As of March 31, 2009 total assets were $2,481,345,000 compared to $2,465,141,000 at December 31, 2008, an increase of $16,204,000 or 0.7% and the March 31, 2009 asset level represents an increase compared to the $2,321,101,000 that existed on the same date in 2008.  Total deposits increased by $77,231,000 or 3.6% from $2,129,972,000 at the end of 2008 to $2,207,203,000 at March 31, 2009.  Overall deposits increased with deposit growth in time, non-interest bearing demand and other deposits and deposit reductions in money market deposits.  There were several changes in the composition of the Bank’s assets during the first quarter of 2009.  The Bank’s core loan portfolio decreased by $22,635,000 during the three-month period, bringing the Bank’s total loans, net of allowance for losses, to $2,234,844,000 at March 31, 2009 from the December 31, 2008 total of $2,257,479,000.  The combined effect of the decrease in loans and the increase in deposits was an increase in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities increased by $2,439,000, while cash and cash equivalents (cash and due from banks and Federal funds sold) increased by $30,564,000.

The Company had a net loss of $3,237,000 in the first quarter of 2009, compared to net earnings of $4,735,000 in the three months ended March 31, 2008.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  As was the case during 2008, in the first three months of 2009 there was an increase in interest earning assets, including loans.  The Bank’s core loan portfolio decreased during the first three months of 2009.

Total interest income decreased by $12,582,000 (30.8%) for the three months ended March 31, 2009 compared to the same period in 2008 although total average earning assets were higher (11.8%) in 2009 than in 2008.  The majority of the decrease in interest income arises from a substantial decrease of $12,449,000 (30.9%) in interest on loans from $40,296,000 for the three months ended March 31, 2008 compared to $27,847,000 for the same period in 2009. Although interest income decreased, it was mitigated by an increase in the loan portfolio of $68,691,000 (3.2%) from March 31, 2008 to March 31, 2009. Interest income was primarily affected by the Federal Reserve’s series of interest rate decreases. For the three months ended March 31, 2009, interest expense on deposits decreased by $208,000 (1.9%) to $11,275,000 from the 2008 level of $11,067,000 due to an increase in total deposits of $511,295,000 (30.2%) from March 31, 2008 to March 31, 2009.  The increases in deposits were primarily in time deposits and non-interest bearing demand deposit accounts, while other deposits and money market deposit accounts decreased.  For the three months ended March 31, 2009, interest expense on subordinated debentures decreased by $652,000 (40.4%) to $964,000 from the 2008 level of $1,616,000 due to a decrease in interest rates during the period.  For the three months ended March 31, 2009 interest expense on FHLB advances decreased by $1,686,000 (98.7%) to $22,000 from the 2008 level of $1,708,000 due to a combination of a decrease of $326,000,000 in FHLB advances at March 31, 2009 compared to March 31, 2008 and a decrease in interest rates during the period.  The net result was a decrease in net interest income of $10,444,000 (39.6%), from $26,396,000 in the first quarter of 2008 to $15,952,000 for the first three months of 2009.

Interest Rates and Interest Differential

The following table sets forth the daily average balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended March 31
	2009			2008
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans (1)	$2,327,465	$27,847	4.85%	$2,129,698	$40,296	7.61%

Investment securities	24,604	311	5.13%	24,814	359	5.82%

Interest bearing deposits in financial institutions	2,003	12	2.43%	7,036	72	4.12%

Federal funds sold	71,962	43	0.24%	8,827	68	3.10%

Total Interest Earning Assets	$2,426,034	$28,213	4.72%	$2,170,375	$40,795	7.56%

	For the Three Month Period Ended March 31
	2009			2008
	Average Balance	Interest Expense	Yield/ Rate %	Average Balance	Interest Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$51,591	$72	0.57%	$60,522	$266	1.77%

Money market accounts	573,812	1,799	1.27%	961,673	7,283	3.05%

Time deposits	1,190,297	9,404	3.20%	302,063	3,518	4.68%

Subordinated debentures	100,517	964	3.89%	100,517	1,616	6.47%

FHLB advances	24,206	22	0.37%	221,780	1,708	3.10%

Other borrowings	37	0	0.00%	734	8	4.38%
Total Interest Bearing Liabilities	$1,940,460	$12,261	2.56%	$1,647,289	$14,399	3.52%

(1)           This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first quarter of $61,565,000 in 2009 and $25,194,000 in 2008 and is not net of deferred loan fees, which had an average balance in the first quarter of $4,252,000 in 2009 and $7,397,000 in 2008.

(2)           Includes loan fees in the first quarter of $1,284,000 in 2009 and $2,273,000 in 2008.

The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended March 31,
	2009	2008
	(Dollars in Thousands)

Total interest income (1)	$28,213	$40,795

Total interest expense	12,261	14,399

Net interest earnings	$15,952	$26,396

Average interest earning assets	$2,426,034	$2,173,793

Average interest bearing liabilities	$1,940,460	$1,647,289

Net yield on average interest earning assets	2.67%	4.88%

(1)           Includes loan fees in the first quarter of $1,284,000 in 2009 and $2,273,000 in 2008.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Periods Ended March 31, 2009 over 2008
	Volume	Rate	Net
	(Dollars in Thousands)

Interest Income (1)

Loans (2)	$21,421	$(33,870)	$(12,449)

Interest bearing deposits in financial institutions	(26)	(34)	(60)

Investment securities	(3)	(45)	(48)

Federal funds sold	(29)	4	(25)

Total interest earning assets	$21,363	$(33,945)	$(12,582)

Interest Expense (1)

Other deposits	$(35)	$(159)	$(194)

Money market	(2,243)	(3,241)	(5,484)

Time	6,595	(709)	5,886

Subordinated debentures	0	(652)	(652)

FHLB advances	(848)	(838)	(1,686)

Other borrowings	(4)	(4)	(8)

Total interest bearing liabilities	$3,465	$(5,603)	$(2,138)

(1)           The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)           Includes loan fees in the first quarter of $1,284,000 in 2009 and $2,273,000 in 2008.

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

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.  Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors.  Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $68,264,000 and $61,336,000 (or 2.96% and 2.65% of gross outstanding loans) at March 31, 2009 and December 31, 2008, respectively.  There was a $7,500,000 total provision for loan losses, primarily related to impaired loans, during the three-month period ended March 31, 2009, compared to a $10,790,000 total provision for loan losses, including $9,035,000 related to impaired loans for the same period of 2008.  For the three months ended March 31, 2009 and 2008, the Company generated net loan charge-offs of $672,000 and $0.  The Company had loan recoveries of $4,000 and $0 during the three months ended March 31, 2009 and 2008, respectively.

Loans are determined to be impaired when it is determined probable that the Bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing loans.  Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of March 31, 2009, the Company had $18,145,000 in loans past due 90 or more days which were still accruing interest and $12,652,000 in other real estate owned.  The Company’s non-performing assets as of March 31, 2009, which consist of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and other real estate owned, were as follows:

	March 31, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Loans On Non-Accrual Status:
Land Loans	19	$72,844,000	4	$22,506,000
Construction Loans	9	74,672,000	5	39,297,000
Commercial real estate loans	9	19,864,000	8	16,357,000
Apartment loans	4	10,844,000	—	—
Residential loan	—	—	1	7,096,000
Unsecured Loans	6	31,817,000	5	7,261,000

Net Non-Accrual Loans		210,041,000		92,517,000

Other Real Estate Owned, Net:
Land	3	2,908,000	3	2,908,000
Apartment	1	3,444,000	1	3,444,000
Condominium conversion	1	6,300,000	1	3,259,000

Total Other Real Estate Owned, Net		12,652,000		9,611,000

90 or More Days Past Due:
Land loans	—	—	3	14,200,000
Apartment loan	—	—	1	4,340,000
Construction loans	2	17,945,000	—	—
Unsecured loan	1	200,000	—	—
Total Loans Past Due 90 days or more		18,145,000		18,540,000

Total Non-Performing Assets		$240,838,000		$120,668,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

	March 31, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Apartment loans	4	$18,118,000	10	$60,883,000
Land loan	—	—	1	4,831,000
Unsecured	—	—	1	24,221,000
Construction	—	—	1	14,198,000

Total Performing Assets Considered Impaired		$18,118,000		$104,133,000

Total Performing and Non-Performing Loans Considered Impaired		$246,304,000		$215,190,000

Thus, at March 31, 2009 and December 31, 2008, the Company has identified non-performing and performing loans totaling $246,304,000 and $215,190,000, which it concluded were impaired.  These loans are principally secured by real estate or other guarantees.  The Company’s policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and non-performing impaired loans, which at March 31, 2009 and December 31, 2008 totaled $43,434,000 and $32,264,000 for the loans as a group.

Other real estate owned includes properties acquired through foreclosure.  During the first quarter of 2009, the Company acquired one (1) OREO property and sold one (1) OREO property, for a total of five (5) OREO properties at March 31, 2009.  The Company also had five (5) OREO properties December 31, 2008.

At March 31, 2009, the Company has identified loans having an aggregate average balance of $230,747,000 which it concluded were impaired under SFAS No. 114.  By comparison, at March 31, 2008, the Company had identified loans having an aggregate average balance of $16,131,000 which it concluded were impaired under SFAS No. 114.

OTHER OPERATING INCOME

Other operating income decreased to $2,101,000 in the first quarter of 2009 from $5,171,000 in the three months ended March 31, 2008.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa  Inc., which results in the majority of the difference in other operating income over the first quarter of 2009.  The Bank’s Trust Administration Services division that provides administrative and custodial services to self-directed retirement plans, had revenue which decreased from $607,000 in first quarter of 2008 to $566,000 in the first quarter of 2009. The Bank’s Trust Department, which provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $561,000 in first quarter of 2009 and $599,000 in first quarter of 2008.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that decreased to $373,000 for the three months ended March 31, 2009 in contrast with $397,000 in the corresponding period of 2008.  During the first three months of both 2009 and 2008 no gains or losses on sales of premises and equipment were realized.  No gains or losses on securities sales were realized in the first quarter of 2009.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock in VISA, Inc.

OTHER OPERATING EXPENSES

Overall, other operating expenses increased in the first quarter of 2009 compared to the same period of 2008.  Other operating expenses increased to a total of $16,490,000 for the first quarter of 2009 from $12,542,000 for the three months ended March 31, 2008.  Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

Salary and related benefits decreased by $670,000, from a total of $9,486,000 for the first quarter of 2008 to $8,816,000 for the same period in 2009. The decrease in this expense category principally reflects employee incentive adjustments.  The total of all other operating expenses increased in 2009 compared to the prior year, increasing from $3,056,000 for the first quarter of 2008 to $7,674,000 for the first three months of 2009. The FDIC assessment increased to $2,399,000 in the first quarter of 2009 compared to $485,000 in the first quarter of 2008.  Included in all other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

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

The combined effects of the above-described factors resulted in a loss before taxes (benefit) of $5,937,000 for the three months ended March 31, 2009 compared to income before taxes of $8,235,000 for the first quarter of 2008.  In the first quarter, the Company’s provision for taxes decreased from $3,500,000 in 2008 to a tax benefit of $2,700,000 in 2009.  This brought net loss for the first quarter of 2009 to $3,237,000 compared to net income of $4,735,000 for the same period in 2008.

Investment Securities

The amortized cost and estimated fair values of securities available for sale as of March 31, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

March 31, 2009
U. S. Treasury securities	$2,246	$1	$—	$2,247
U. S. government sponsored enterprise debt securities	23,837	1,082	—	24,919

	$26,083	$1,083	$—	$27,166

December 31, 2008
U. S. Treasury securities	$249	$1	$—	$250
U. S. government sponsored enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At March 31, 2009, no securities have been in a continuous unrealized loss position for greater than 12 months.

LOAN PORTFOLIO

The loan portfolio consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)

Commercial loans	$270,272	$276,885
Real estate constructions loans	634,796	603,866
Real estate loans	1,399,387	1,438,758
Government guaranteed loans	1,107	1,337
Other loans	1,560	2,601

Total Loans	2,307,122	2,323,447

Less — Allowances for loan losses	(68,264)	(61,336)
Deferred loan fees	(4,014)	(4,632)

Net Loans	$2,234,844	$2,257,479

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

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At March 31, 2009 and December 31, 2008, the Company had $996,794,000 and $1,042,205,000 of short- and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, negative amortization loans, “option-ARMs”, or sub-prime loan products.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentration, including as much as $121,995,000, as of March 31, 2009.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property, these borrowing concentrations nevertheless present certain risks.

Non-accrual loans totaled $210,041,000 and $92,517,000 at March 31, 2009 and December 31, 2008, respectively.  Loans which were past due by 90 days or more but not on non-accrual were $18,145,000 and $18,540,000 at March 31, 2009 and December 31, 2008, respectively.  There was no Troubled Debt Restructured as of March 31, 2009 or December 31, 2008.

Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities.  The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying condensed consolidated statements of financial condition.  Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses.  At March 31, 2009 and December 31, 2008, the allowance for unfunded loan commitments and lines of credit was $274,000 and $370,000, respectively.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold, and interest bearing deposits in financial institutions) stood at 5.5% of total deposits at March 31, 2009.  This level represents an increase from the 4.1% liquidity level, which existed on December 31, 2008. In addition, at March 31, 2009, some $16,107,000 of the Bank’s total assets consisted of government guaranteed loans, which represent an additional source of liquidity due to the active secondary markets which exist for these assets.  The ratio of net loans (including government guaranteed loans) to deposits was 101.3% and 106.0% as of March 31, 2009 and December 31, 2008, respectively.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short- and long-term funding.  Borrowings from the FHLB were $0 at March 31, 2009.  FHLB borrowings are secured by loans available as collateral at the FHLB.  As of March 31, 2009, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $365,911,000.

Total shareholders’ equity was $147,393,000 and $150,147,000 as of March 31, 2009 and December 31, 2008, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	March 31, 2009	December 31, 2008

Leverage Ratio (Tier I Capital To Average Assets:
Regulatory requirement	4.00%	4.00%
Company	7.92%	8.19%
Bank	9.60%	9.19%

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

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	March 31, 2009	December 31, 2008

Tier I Capital to Risk Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	8.07%	8.09%
Bank	9.86%	9.08%

	March 31, 2009	December 31, 2008

Total Capital to Average Assets:
Regulatory requirement	8.00%	8.00%
Company	11.34%	11.28%
Bank	11.13%	10.34%

At March 31, 2009, the Company and the Bank meet all applicable capital ratio standards and believe that they will continue to meet all applicable capital standards.

At the conclusion of an examination by the Federal Deposit Insurance Corporation (“FDIC”) and Department of Financial Institutions (“DFI”) of the Bank in 2007, the FDIC  expressed concern regarding  a previously unidentified BSA concern relating to the Bank’s program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

In 2008, the FDIC requested that the Bank enter into a cease and desist order, principally addressing the Bank’s BSA duties in connection with such third party administered retirement accounts. While the Bank has questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order.   While the Bank believes it fully complied with this Cease and Desist Order, no assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

During February 2009, the Bank signed an order to cease and desist with the FDIC and the DFI to further strengthen the Bank’s operations.  The agreement between the Bank and its regulators is expected to help guide the Bank in addressing the impacts of today’s challenging economic environment.  The agreement formalizes many of the initiatives, which the Bank has already adopted, and provides useful milestones for measuring the Bank’s progress as it moves forward.  The agreement includes valuable input from the FDIC and DFI in the development of this program, and also reflects our shared goals of achieving a strong and profitable institution.

Under the agreement, the Bank will:

•                  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank’s activities

•                  Increase its capital ratios based on a pre-determined schedule, and develop a comprehensive capital plan to assure compliance with that schedule

•                  Eliminate from its books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule

•                  Create and implement a plan to increase the diversification of the Bank’s lending activities

•                  Create and implement a comprehensive profit plan to improve the Bank’s earnings performance

•                  Update or revise the Bank’s written policies in the areas of credit administration and liquidity management.

As previously noted, First Regional Bank continues to maintain “well capitalized” ratios, the highest standards established by banking regulators.  However, in connection with the Bank’s plan to increase its capital ratios, the Bank specifically agreed to improve its Tier 1 leverage ratio to 9.5% of the Bank’s total assets effective February 23, 2009 and to maintain such ratio at 10% as of September 30, 2009.  Also as a part of such plan, First Regional Bancorp, has contributed, from its cash reserves, $17 million into the Bank as additional Bank capital.

In the interest of preserving its remaining cash reserves during a challenging period, the Company intends to defer interest payments on its trust-preferred securities for a period of one year, or until March 2010.  The Company has the right to defer interest payments for up to five years under the indentures governing its various trust-preferred securities.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of our business in our contractual obligations during the quarter ended March 31, 2009.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at both March 31, 2009 and December 31, 2008. After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The Debentures must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheet in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the Debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of March 31, 2009, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$67,375	$0	$0	$0	$0	$0	$0	$67,375
Interest-bearing deposits in financial institutions	0	0	2,004	0	0	0	0	2,004
Investment securities	0	1,000	2,247	0	2,640	21,279	0	27,166
Subtotal	67,375	1,000	4,251	0	2,640	21,279	0	96,545

Loans, net of allowance for losses	2,086,362	1,418	1,272	109,040	34,031	2,721	0	2,234,844
Total earning assets	2,153,737	2,418	5,523	109,040	36,671	24,000	0	2,331,389

Cash and due from banks	0	0	0	0	0	0	24,721	24,721
Premises and equipment	0	0	0	0	0	0	4,644	4,644
Other real estate owned	0	0	0	0	0	0	12,652	12,652
Federal Home Loan Bank stock	6,557	0	0	0	0	0	0	6,557
Other assets	0	0	15,000	0	0	0	86,382	101,382
Total non-earning assets	6,557	0	15,000	0	0	0	128,399	149,956

Total assets	$2,160,294	$2,418	$20,523	$109,040	$36,671	$24,000	$128,399	$2,481,345

Federal Home Loan Bank advances	$0	$0	$0	$0	$0	$0	$0	$0
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0	0

Other deposits	55,499	0	0	0	0	0	0	55,499
Money market deposits	533,892	0	0	0	0	0	0	533,892
Time deposits	0	158,514	525,885	335,966	184,034	0	0	1,204,399
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	589,391	158,514	626,402	335,966	184,034	0	0	1,894,307

Demand deposits	0	0	0	0	0	0	413,413	413,413
Other liabilities	0	0	0	0	0	0	26,232	26,232
Shareholders’ equity	0	0	0	0	0	0	147,393	147,393
Total non-interest bearing liabilities and shareholders’ equity	0	0	0	0	0	0	587,038	587,038

Total liabilities and shareholders’ equity	$589,391	$158,514	$626,402	$335,966	$184,034	$0	$587,038	$2,481,345

GAP	$1,570,903	$(156,096)	$(605,879)	$(226,926)	$(147,363)	$24,000	$(458,639)	$0
Cumulative GAP	$1,570,903	$1,414,807	$808,928	$582,002	$434,639	$458,639	$0	$0

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

No sales of available for sale securities were recorded during the first quarter of 2009 or 2008.  At March 31, 2009, the Company’s investment portfolio contained $1,083,000 in gross unrealized gains and no gross unrealized losses, for unrealized net gains of $628,000, net of tax.  By comparison, as of March 31, 2008, the Bank’s investment portfolio contained $513,000 in gross unrealized gains and gross unrealized losses of $123,000, a net gain of $390,000 for unrealized net gains of $226,000, net of tax expense.  Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s condensed consolidated statements of earnings.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending litigation to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with the Company’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report Form 10-K for the year ended December 31, 2008.

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

FIRST REGIONAL BANCORP

Date:	May 15, 2009	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President and Chief Executive Officer

Date:	May 15, 2009	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date:	May 15, 2009	/s/ Elizabeth Thompson
Elizabeth Thompson, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the furnished pursuant to Section 906 of the Sarbanes-Oxley Act