Form 10-Q
period 2009-06-30
FIRST REGIONAL BANCORP
filed 2009-08-14
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,836,016
Class	Outstanding on August 14, 2009

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents
Cash and due from banks	$24,065	$19,192
Federal funds sold	18,710	42,340
Total cash and cash equivalents	42,775	61,532

Investment securities, available for sale - at fair value - amortized cost of $25,960 (2009) and $24,204 (2008)	27,002	24,727
Interest-bearing deposits in financial institutions	14,006	2,008
Federal Home Loan Bank stock — at cost	7,359	6,557
Loans - net of allowance for losses of $42,101 (2009) and $61,336 (2008)	2,156,575	2,257,479
Premises and equipment - net of depreciation and amortization of $6,976 (2009) and $6,265 (2008)	4,524	4,812
Other real estate owned	22,473	9,611
Accrued interest receivable and other assets	105,279	98,415

Total Assets	$2,379,993	$2,465,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$399,433	$368,517
Interest bearing:
Time deposits	1,044,178	1,101,319
Other deposits	52,960	50,011
Money market deposits	514,028	610,125
Total deposits	2,010,599	2,129,972

Federal Home Loan Bank advances	110,000	60,000
Accrued interest payable and other liabilities	29,139	24,505
Subordinated debentures	100,517	100,517
Total Liabilities	2,250,255	2,314,994

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Common Stock — no par value; authorized 150,000,000 shares; Outstanding 11,836,000(2009) and 11,834,000 (2008)	45,315	45,005
Retained earnings	83,819	104,839
Accumulated other comprehensive income - net of tax	604	303
Total Shareholders’ Equity	129,738	150,147

Total Liabilities and Shareholders’ Equity	$2,379,993	$2,465,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:

Interest on loans	$25,728	$35,957	$53,575	$76,253
Interest on investment securities	330	317	641	676
Interest on deposits in financial institutions	14	51	26	123
Interest on federal funds sold	17	105	60	173
Total interest income	26,089	36,430	54,302	77,225

INTEREST EXPENSE:

Interest on deposits	9,538	9,437	20,813	20,504
Interest on subordinated debentures	813	1,224	1,777	2,840
Interest on FHLB advances	60	1,628	82	3,336
Interest on other borrowings	0	24	0	32
Total interest expense	10,411	12,313	22,672	26,712

Net interest income	15,678	24,117	31,630	50,513

PROVISION FOR LOAN LOSSES	31,116	44,743	38,616	55,533

Net interest loss after provision for loan losses	(15,438)	(20,626)	(6,986)	(5,020)

OTHER OPERATING INCOME:
Customer service fees	1,853	1,931	3,655	3,855
Other — net	325	550	624	3,797
Total other operating income	2,178	2,481	4,279	7,652

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,236	8,487	17,052	17,973
Occupancy expense	1,031	954	2,022	1,923
Equipment expense	468	471	894	904
Promotion expense	146	190	199	326
Professional service expense	1,578	905	2,776	1,755
Customer service expense	309	575	598	1,033
Supplies and communication expense	325	327	663	716
FDIC Assessment	3,908	485	6,307	969
Reserve for VISA litigation (reversal)	—	—	—	(2,232)
Other	1,881	2,463	3,861	4,032
Total other operating expenses	17,882	14,857	34,372	27,399

Loss before income taxes benefit	(31,142)	(33,002)	(37,079)	(24,767)

INCOME TAXES BENEFIT	(13,359)	(14,489)	(16,059)	(10,989)

NET LOSS	$(17,783)	$(18,513)	$(21,020)	$(13,778)

LOSS PER SHARE (Note 5)
Basic	$(1.50)	$(1.57)	$(1.78)	$(1.17)
Diluted	$(1.50)	$(1.57)	$(1.78)	$(1.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES

Net Loss	$(21,020)	$(13,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	38,616	55,533
Provision for loss on other real estate owned	411	—
Depreciation and amortization	713	669
Amortization of investment securities premiums and discounts-net	20	17
Stock compensation costs	303	237
Net gain on sale of other real estate owned	(68)	—
Federal Home Loan Bank stock dividends	—	(275)
Realized gain on sale of VISA stock investments	—	(2,758)
Net gains on sale/disposal of premises and equipment	—	(3)
Tax benefit from stock options exercised	—	(25)
Deferred compensation expense	474	555
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(6,816)	(23,557)
Increase (decrease) in accrued interest payable and other liabilities	4,160	(1,661)
Net cash provided by operating activities	16,793	14,954

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in financial institutions	(11,998)	5,039
Purchases of investment securities — available for sale	(3,243)	(1,238)
Proceeds from maturities of investment securities — available for sale	1,467	4,209
Purchases of Federal Home Loan Bank stock	(802)	(9,817)
Redemption of Federal Home Loan Bank stock	—	47
Net decrease (increase) in loans	42,312	(316,920)
Purchase of CRA investments included in other assets	(266)	(3,204)
Proceeds from sale of other real estate owned	6,771	—
Proceeds from sale of premises and equipment	—	8
Purchases of premises and equipment	(425)	(556)
Net cash provided by (used in) used in investing activities	33,816	(322,432)

FINANCING ACTIVITIES
Decrease in non-interest bearing deposits and and other interest bearing deposits	(62,232)	(79,481)
Net (decrease) increase in time deposits	(57,141)	340,156
Decrease in note payable	—	(75)
Increase in Federal Home Loan Bank advances	50,000	75,000
Decrease in federal funds purchased	—	(20,955)
Stock options exercised	7	12
Tax benefit from stock options exercised	—	25
Common stock repurchased and retired	—	(1,978)
Common stock issued	—	327
Net cash (used in) provided by financing activities	(69,366)	313,031

(Decrease) increase in cash and cash equivalents	(18,757)	5,553
Cash and cash equivalents, beginning of period	61,532	46,676
Cash and cash equivalents, end of period	$42,775	$52,229

Supplemental Disclosures of Cash Flow Information — cash paid during the period for:
Interest paid	$29,643	$26,140
Income taxes paid	$2,600	$13,500
Supplemental Disclosures of non-cash investing and financing activities:
Other real estate owned acquired through foreclosure	$19,976	$—
Loan to facilitate sale of other real estate owned	$2,600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NOTE 2: Recent Accounting Pronouncements

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.  The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of SFAS 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively.  The adoption of this guidance has not had a material impact to the Company’s consolidated financial condition and results of operations.

FSP FAS No. 157-4 - In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, as some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 115-2 and SFAS No. 124-2 or FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP SFAS No. 157-4 in the second quarter of 2009 has not had a material impact to the Company’s consolidated financial condition and results of operations.

FSP FAS No. 115-2 - In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 in the second quarter of 2009 has not had a material impact to the Company’s consolidated financial condition and results of operations.

FSP FAS No. 107-1 - In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amending SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

SFAS No. 165 - In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to the accounting for and disclosure of subsequent events, and is applied to both interim and annual financial statements.  This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  Events that occurred subsequent to June 30, 2009 have been evaluated by the Company’s management in accordance with SFAS 165 through the time of filing this report on August 14, 2009.  The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  We are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

SFAS No. 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  SFAS No. 167 addresses: (1) the effects on certain provisions of FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying SPE concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under FIN 46R do not always provide timely and useful information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited.  We are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for interim and annual financial statements issued after September 15, 2009. We will adopt SFAS No. 168 in the third quarter of 2009 and are in the process of evaluating the impact that the adoption will have on our consolidated financial statements.

NOTE 3: Allowance for Loan Losses and Unfunded Loan Commitments

An analysis of the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance – beginning of year	$68,264	$33,580	$61,336	$22,771
Provision for loan losses	31,116	44,743	38,616	55,533
Loans charged off	(57,480)	(34,244)	(58,152)	(34,244)
Allowance for unfunded loan commitments and lines of credit	125	55	221	74
Recoveries on loans previously charged off	76	18	80	18

Balance – end of period	$42,101	$44,152	$42,101	$44,152

Management believes the allowance for loan losses as of June 30, 2009, is adequate to absorb losses inherent in the loan portfolio.

At June 30, 2009 and December 31, 2008, the recorded investment in non-performing and performing impaired loans net of charge-offs was $262,123,000 and $215,190,000, with specific reserves of $15,434,000 and $32,264,000, respectively.  All loans for which impairment had been recognized had a related specific reserve or had been partially charged off at June 30, 2009 and December 31, 2008.

The average recorded investment in impaired loans during the second quarter ended June 30, 2009 and 2008 was $269,179,000, and $68,702,000, respectively.  No interest income on impaired loans was recognized for cash payments received in the first six months of 2009 or 2008.  Foregone interest on impaired loans during the first six months of 2009 was $4,287,000.  Foregone interest on impaired loans during the first six months of 2008 is not material to the results of operations of the Company.

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

Impaired Loans — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of June 30, 2009, collateral dependent impaired loans totaled $170,812,000 net of the specific reserves.  Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

OREO — In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the acquisition date, the Company’s OREO assets are recorded at fair value, which is determined based on the most recent appraisal information received, less anticipated costs to sell. Subsequent to the acquisition date, the

Company’s OREO assets are reported at the lower of carrying amount or fair value, which is determined based on the most recent appraisal information received, less anticipated costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. As of June 30, 2009, OREO assets totaled $22,473,000, net of valuation allowance. OREO assets fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals.

The balances of assets measured at fair value on a recurring basis as of June 30, 2009 were as follows (in $1,000’s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U. S. Treasury Securities	$2,249	$2,249	$—
U. S. Government Sponsored Enterprise debt securities	24,753	1,000	23,753

Securities available for sale	$27,002	$3,249	$23,753

The amortized cost and estimated fair values of securities available for sale as of June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2009
U.S. Treasury Securities	$2,248	$1	$—	$2,249
U.S. Government sponsored Enterprise debt securities	23,712	1,041	—	24,753

	$25,960	$1,042	$—	$27,002

December 31, 2008
U.S. Treasury Securities	$249	$1	$—	$250
U.S. Government sponsored Enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At June 30, 2009 and December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

The balances of assets measured at fair value on a non-recurring basis as of June 30, 2009 and the total losses resulting from the fair value adjustments as of June 30, 2009 were as follows (in $1,000’s):

		Significant	Total Losses
	Total	Unobservable Inputs (Level 3)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009

Impaired loans (1)	$170,812	$170,812	$(29,523)	$(37,023)
OREO (2)	22,473	22,473	(265)	(550)
Balance at June 30, 2009	$193,285	$193,285	$(29,788)	$(37,573)

(1)           Represents carrying value and related reserve remeasurements on collateral dependent loans for which adjustments are based upon the appraised value of the collateral, less costs to sell.

(2)           The loss on OREO represents fair value adjustments.

There were no material liabilities carried at fair value, measured on a recurring or non-recurring basis at June 30, 2009.

NOTE 5: Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. In accordance with SFAF No. 128, Earnings Per Share, due to the net loss recorded during the three and six months ended June 30, 2009 and 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be anti-dilutive. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended June 30, 2009
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(17,783,000)	$11,836,000	$(1.50)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(17,783,000)	$11,836,000	$(1.50)

	Three Months Ended June 30, 2008
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	0.00

Diluted Loss Per Share
Loss available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

	Six Months Ended June 30, 2009
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(21,020,000)	$11,836,000	$(1.78)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(21,020,000)	$11,836,000	$(1.78)

	Six Months Ended June 30, 2008
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

As discussed above, anti-dilutive shares from stock options are excluded from the computation of loss per share. The anti-dilutive stock options totaled 2,370,000 for the three and six months ended June 30, 2009. There were 1,098,000 and 1,126,000 anti-dilutive stock options for the three and six months ended June 30, 2008, respectively.

Stock Compensation Plans

In May 2005, the Company’s Board of Directors adopted a non-qualified employee stock option plan that expires in 2015 and authorizes the issuance of up to 600,000 (amended to 800,000 in July 2008)shares of its common stock upon the exercise of options granted. The plan is intended to allow the Company the ability to grant stock options to persons who had not previously been awarded option grants commensurate with their positions, primarily persons hired since the exhaustion of options available for grant under the Company’s previous stock option plans. The Company’s Board of Directors believes that the Plan will assist the Company in attracting and retaining high quality officers and staff, and will provide grantees under the Plan with added incentive for high levels of performance and to assist in the effort to increase the Company’s earnings. During 2005, 2007, 2008 and April 2009, the Company granted options to buy up to 177,000, 45,000, 506,000 and 50,000 shares of the Company’s common stock to certain officers of the Company and its subsidiaries. All such granted options will vest over seven years and expire in 2015, 2017, 2018 and 2019, respectively.

In 1999, the Company adopted a nonqualified employee stock option plan that authorizes the issuance of up to 1,800,000 shares of its common stock and expires in 2009.

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of June 30, 2009 and changes during the six-month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding – January 1, 2009	2,330	$6.19

Granted	50	2.60
Exercised	(2)	2.92
Cancelled	(8)	25.00

Outstanding – June 30, 2009	2,370	$6.06	4.90 years	—

Vested or expected to vest at June 30,2009	1,813	$5.72	4.62 years	—

Exercisable at June 30, 2009	1,586	$5.16	3.40 years	—

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2009 was $0 and $1,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2008 was $0 and $61,000, respectively. The total fair value of shares vested during the three and six month periods ended June 30, 2009 was $204,000 and $307,000, respectively. The total fair value of shares vested during the three and six month periods ended June 30, 2008 was $230,000 and $279,000, respectively.

As of June 30, 2009, there was $2,112,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.69 years. The Company received $7,000 and $12,000 cash from the exercise of stock options during the six month periods ended June 30, 2009 and 2008, respectively.

For the three and six month periods ended June 30, 2009, stock based compensation expense reduced income before taxes by $152,000 and $303,000 and reduced net income by $89,000 and $176,000. This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended June 30, 2009, and reduced both basic and diluted earnings per share by $0.01 for the six months ended June 30, 2008. Cash provided by operating activities and cash provided by financing activities were not impacted during the first six months of 2009 as there were no excess tax benefits from the exercise of stock options.

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

NOTE 6: Commitments and Contingencies

As of June 30, 2009, the Bank had a total of $13,944,000 in standby and commercial letters of credit outstanding. No significant losses are anticipated as a result of these transactions.

NOTE 7: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities. For the three and six month periods ended June 30, 2009 and 2008, the Company’s comprehensive loss, net of taxes, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net loss	$(17,783)	$(18,513)	$(21,020)	$(13,778)
Other comprehensive income (loss)	(24)	(242)	301	(166)

Total comprehensive loss	$(17,807)	$(18,755)	$(20,719)	$(13,944)

NOTE 8: Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of June 30, 2009 and 2008: core banking operations, the administrative services in relation to TAS (as defined below), and Trust Services. The following describes these three business segments:

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

Total assets of TAS at June 30, 2009 and December 31, 2008 were $956,000 and $951,000, respectively and total assets of Trust Services at June 30, 2009 and December 31, 2008 were $78,000 and $72,000, respectively. The remaining assets reflected on the condensed consolidated balance Sheets of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three and six-month periods ended June 30, 2009 and 2008(in thousands).

	Three Month Period Ended June 30, 2009
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$15,678			$15,678
Provision for loan losses	31,116			31,116
Other operating income	1,006	$657	$515	2,178
Other operating expenses	16,764	813	305	17,882
Provision (benefit) for income taxes	(13,382)	(65)	88	(13,359)

Net income (loss)	$(17,814)	$(91)	$122	$(17,783)

	Three Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$24,117			$24,117
Provision for loan losses	44,743			44,743
Other operating income	1,238	$670	$573	2,481
Other operating expenses	13,684	887	286	14,857
Provision (benefit) for income taxes	(14,518)	(91)	120	(14,489)

Net income (loss)	$(18,554)	$(126)	$167	$(18,513)

	Six Month Period Ended June 30, 2009
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$31,630			$31,630
Provision for loan losses	38,616			38,616
Other operating income	1,980	$1,223	$1,076	4,279
Other operating expenses	32,037	1,709	626	34,372
Provision (benefit) for income taxes	(16,044)	(204)	189	(16,059)

Net income (loss)	$(20,999)	$(282)	$261	$(21,020)

	Six Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$50,513			$50,513
Provision for loan losses	55,533			55,533
Other operating income	5,203	$1,277	$1,172	7,652
Other operating expenses	25,191	1,622	586	27,399
Provision (benefit) for income taxes	(11,090)	(145)	246	(10,989)

Net income (loss)	$(13,918)	$(200)	$340	$(13,778)

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

The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. Other accounting policies that require significant judgment and assumptions by management include the provision for income taxes, evaluation of investments for other than temporary impairment and stock-based compensation.

As of June 30, 2009 total assets were $2,379,993,000 compared to $2,465,141,000 at December 31, 2008, a decrease of $85,148,000 or 3.5% and the June 30, 2009 asset level represents a $92,395,000 (3.7%) decrease over the $2,472,388,000 that existed on the same date in 2008. The Company has made a deliberate effort to reduce total assets and net loans in concert with our ongoing program of shrinking the asset base, thereby further strengthening our capital position. Total deposits decreased by $119,373,000 or 5.6%, from $2,129,972,000 at the end of 2008 to $2,010,599,000 at June 30, 2009. While overall deposits decreased, the deposit decline was centered in time deposits, a $57,141,000 (5.2%) decrease and money market deposits, a $96,097,000 (15.8%) decrease, while non-interest bearing deposits and other deposits experienced an increase. There were several changes in the composition of the Bank’s assets during the first six months of 2009. The Bank’s loan portfolio decreased significantly by $100,904,000 during the six-month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $2,156,575,000 at June 30, 2009 from the December 31, 2008 total of $2,257,479,000. The combined effect of the decrease in loans and the decrease in deposits was a slight decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities). Investment securities and interest-bearing deposits in financial institutions increased by $14,273,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $18,757,000 in order to accommodate the changes that took place in the rest of the balance sheet.

The Company had a net loss of $17,783,000 in the three months ended June 30, 2009, compared to a net loss of $18,513,000 in the second quarter of 2008. The results for the six months ended June 30, 2009 was a net loss of $21,020,000 compared to a net loss of $13,778,000 for the corresponding period of 2008, a decrease of 53%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities. In contrast to the first six months of 2008, in the first six months of 2009 there was a decrease in interest earning assets, including loans. The Bank’s core loan portfolio decreased during the first six months of 2009.

Total interest income decreased by $10,341,000 (28%) for the second quarter of 2009 compared to the same period in 2008, and decreased by $22,923,000 (30%) for the six-month period ended June 30, 2009 compared to the same period in 2008 although total average earning assets were higher (6%) in 2009 than in 2008. The majority of the decrease in interest income arises from a substantial decrease of $10,229,000 (28%) in interest on loans from $25,728,000 for the three months ended June 30, 2009 compared to $35,957,000 for the same period in 2008. Although interest income decreased primarily due to the Federal Reserve’s series of interest rate decreases, it also decreased due to a decrease in the loan portfolio of $125,029,000 (5%) and the increase in non-performing assets from $32,861,000 to $283,430,000 from June 30, 2008 to June 30, 2009. For the three months ended June 30, 2009 interest expense on deposits increased by $101,000 (1%) to $9,538,000 from the 2008 level of $9,437,000 and for the six months ended June 30, 2009 interest expense on deposits increased by $309,000 (2%) to $20,813,000 from the 2008 level of $20,504,000 primarily due an increase in total deposits of $28,847,000 (1%) from June 30, 2008 to June 30, 2009, but partially offset by the Federal Reserve’s series of interest rate decreases. The increases in deposits were primarily in time deposits, while demand deposits also showed increases and other deposits and money market accounts decreased. For the three months ended June 30, 2009 interest expense on subordinated debentures decreased by $411,000 (34%), to $813,000 from the 2008 level of $1,224,000 due to a decrease in interest rates during the period. For the six months ended June 30, 2009 interest expense on subordinated debentures decreased by $1,063,000 (37%), to $1,777,000 from the 2008 level of $2,840,000 due to a decrease in interest rates during the period. For the three months ended June 30, 2009 interest expense on FHLB advances decreased by $1,568,000 (96%), to $60,000 from the 2008 level of $1,628,000 due to a combination of a decrease of $100,000,000 in FHLB advances at June 30, 2009 compared to June 30, 2008 and a decrease in interest rates during the period. For the six months ended June 30, 2009 interest expense on FHLB advances decreased by $3,254,000 (98%), to $82,000 from the 2008 level of $3,336,000 due to the decrease in FHLB advances compared to the prior year and due to a decrease in interest rates during the period. The net result was a decrease in net interest income of $8,439,000 (35%), from $24,117,000 in the second quarter of 2008 to $15,678,000 for the second quarter of 2009 and a decrease in net interest income of $18,883,000 (37%), from $50,513,000 for the six months ended June 30, 2008 to $31,630,000 for the first six months of 2009.

Interest Rates and Interest Differential

The following table sets forth the average daily balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended June 30,
	2009			2008
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,277,383	$25,728	4.5%	$2,293,118	$35,957	6.3%

Interest bearing deposits in financial institutions	10,312	14	0.5%	5,203	51	3.9%

Investment securities	26,036	330	5.1%	24,699	317	5.2%

Federal funds sold	34,413	17	0.2%	21,240	105	2.0%

Total Interest Earning Assets	$2,348,144	$26,089	4.5%	$2,344,260	$36,430	6.3%

	For the Three Month Period Ended June 30,
	2009			2008
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$50,483	$55	0.4%	$72,865	$287	1.6%

Money market accounts	517,453	1,449	1.1%	888,391	4,684	2.1%

Time Deposits	1,091,262	8,034	3.0%	469,121	4,466	3.8%

Subordinated debentures	100,517	813	3.2%	100,517	1,224	4.9%

FHLB advances	71,420	60	0.3%	289,385	1,628	2.3%

Other borrowings	—	—	0.0%	3,520	24	2.7%

Total Interest Bearing Liabilities	$1,831,135	$10,411	2.3%	$1,823,799	$12,313	2.7%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $73,669,000 in 2009 and $41,154,000 in 2008 and is not net of deferred loan fees, which had an average balance in the second quarter of $3,649,000 in 2009 and $7,001,000 in 2008.

(2)           Includes loan fees in the second quarter of $1,044,000 in 2009 and $2,245,000 in 2008.

	For the Six Month Period Ended June 30,
	2009			2008
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)
Interest Earning Assets:

Loans (1)	$2,302,286	$53,575	4.7%	$2,211,408	$76,253	6.9%

Interest bearing deposits in financial institutions	6,180	26	0.9%	6,120	123	4.0%

Investment securities	25,324	641	5.1%	24,756	676	5.5%

Federal funds sold	53,084	60	0.2%	15,033	173	2.3%

Total Interest Earning Assets	$2,386,874	$54,302	4.6%	$2,257,317	$77,225	6.9%

	For the Six Month Period Ended June 30,
	2009			2008
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$51,034	$127	0.5%	$66,694	$553	1.7%

Money market accounts	545,476	3,248	1.2%	925,032	11,967	2.6%

Time Deposits	1,140,506	17,438	3.1%	385,592	7,984	4.2%

Subordinated debentures	100,517	1,777	3.6%	100,517	2,840	5.7%

FHLB advances	47,943	82	0.3%	255,582	3,336	2.6%

Other borrowings	—	—	0.0%	2,126	32	3.0%

Total Interest Bearing Liabilities	$1,885,476	$22,672	2.4%	$1,735,543	$26,712	3.1%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $67,649,000 in 2009 and $33,174,000 in 2008 and is not net of deferred loan fees, which had an average balance in the first six months of $3,949,000 in 2009 and $7,199,000 in 2008.

(2)                                  Includes loan fees in the first six months of $2,328,000 in 2009 and $4,518,000 in 2008. The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Total interest income (l)	$26,089	$36,430	$54,302	$77,225

Total interest expense	10,411	12,313	22,672	26,712

Net interest earnings	$15,678	$24,117	$31,630	$50,513

Average interest earnings assets	$2,348,144	$2,344,260	$2,386,874	$2,257,317

Average interest bearing liabilities	$1,831,135	$1,823,799	$1,885,476	$1,735,543

Net yield on average interest earning assets	2.7%	4.1%	2.7%	4.5%

(1)                                  Includes loan fees in the second quarter of $1,044,000 in 2009 and $2,245,000 in 2008 and first six months of $2,328,000 in 2009 and $4,518,000 in 2008.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Period Ended June 30,			Net Increase (Decrease) For the Six Month Period Ended June 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest income (1)

Loans (2)	$(243)	$(9,986)	$(10,229)	$3,303	$(25,981)	$(22,678)

Interest bearing deposits in financial institutions	31	(68)	(37)	1	(98)	(97)

Federal funds sold	195	(283)	(88)	(176)	63	(113)

Investment securities	18	(5)	13	17	(52)	(35)

Total interest earning assets	$1	$(10,342)	$(10,341)	$3,145	$(26,068)	$(22,923)

	Net Increase (Decrease) For the Three Month Period Ended June 30,			Net Increase (Decrease) For the Six Month Period Ended June 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest Expense (1)

Other deposits	$(69)	$(163)	$(232)	$(107)	$(319)	$(426)

Money Market	(1,521)	(1,714)	(3,235)	(3,771)	(4,948)	(8,719)

Subordinated Debentures	—	(411)	(411)	—	(1,063)	(1,063)

Time Deposits	4,312	(744)	3,568	10,899	(1,445)	9,454

FHLB Advances	(736)	(832)	(1,568)	(1,573)	(1,681)	(3,254)

Other Borrowings	(12)	(12)	(24)	(16)	(16)	(32)

Total interest bearing liabilities	$1,974	$(3,876)	$(1,902)	$5,432	$(9,472)	$(4,040)

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the second quarter of $1,044,000 in 2009 and $2,245,000 in 2008 and first six months of $2,328,000 in 2009 and $4,518,000 in 2008.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $42,101,000 and $61,336,000 (or 1.91% and 2.64% of gross outstanding loans) at June 30, 2009 and December 31, 2008, respectively.  There was a $31,116,000 total provision for loan losses primarily related to impaired loans, during the three month period ended June 30, 2009, compared to $44,743,000 including $43,468,000 related to impaired loans for the same period of 2008. There was a $38,616,000 total provision for loan losses primarily related to impaired loans, during the six-month period ended June 30, 2009, compared to $55,533,000 including $52,503,000 related to impaired loans for the same period of 2008.  For the three and six months ended June 30, 2009, the Company generated net loan charge-offs of $57,480,000 and $58,152,000, respectively, compared to net loan charge-offs of $34,244,000 for both the three and six months ended June 30, 2008.  The Company had loan recoveries of $80,000 and $18,000 during the six months ended June 30, 2009 and 2008, respectively.

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

	June 30, 2009		December 31, 2008
	Allowance for Loan Losses	Ratio of Loans to Total Loans	Allowance for Loan Losses	Ratio of Loans to Total Loans

Commercial	$3,253	11%	$15,121	12%
Real Estate	21,505	65%	22,737	62%
Real Estate Construction	17,343	24%	23,478	26%
Government Guaranteed	—	—	—	—
Other	—	—	—	—
Unallocated	—	—	—	—

Total	$42,101	100%	$61,336	100%

Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing assets.  Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of June 30, 2009 First Regional had $17,727,000 in loans past due 90 or more days which were still accruing interest, and $22,473,000 in other real estate owned.  The Company’s non-performing assets as of June 30, 2009, which consist of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and other real estate owned, were as follows:

	June 30, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Loans On Non-Accrual Status:
Land Loans	15	$66,411,000	4	$22,506,000
Construction Loans	10	94,084,000	5	39,297,000
Commercial real estate loans	6	27,294,000	8	16,357,000
Apartment loans	8	29,221,000	0	—
Residential loan	3	8,160,000	1	7,096,000
Condominium complexes	4	13,077,000	0	—
Unsecured Loans	10	4,983,000	5	7,261,000

Net Non-Accrual Loans		243,230,000		92,517,000

90 or More Days Past Due:
Land loans	2	8,180,000	3	14,200,000
Apartment loan	1	4,206,000	1	4,340,000
Commercial real estate loan	1	4,251,000	—	—
Unsecured loan	5	1,090,000	—	—

Total Loans Past Due 90 days or more		17,727,000		18,540,000

Total Non-Performing Loans		$260,957,000		$111,057,000

Other Real Estate Owned, Net:
Land	5	7,167,000	3	2,908,000
Apartment	1	5,311,000	1	3,444,000
Condominium conversion	—	—	1	3,259,000
Residential loan	1	3,695,000	—	—
Construction loan	1	6,300,000	—	—

Total Other Real Estate Owned, Net		22,473,000		9,611,000

Total Non-Performing Assets		$283,430,000		$120,668,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

	June 30, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Apartment loans	—	$—	10	$60,883,000
Land loan	1	1,166,000	1	4,831,000
Unsecured	—	—	1	24,221,000
Construction	—	—	1	14,198,000

Total Performing Assets Considered Impaired		$1,166,000		$104,133,000

Total Performing and Non-Performing Loans Considered Impaired		$262,123,000		$215,190,000

Thus, at June 30, 2009 and December 31, 2008, the Company has identified non-performing and performing loans, net of charge-offs, totaling $262,123,000 and $215,190,000, which it concluded were impaired.  These loans are principally secured by real estate or other guarantees.  The Company’s policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and non-performing impaired loans, which at June 30, 2009 and December 31, 2008 totaled $15,434,000 and $32,264,000 for the loans as a group.

Other real estate owned includes properties acquired through foreclosure. The Company had five (5) OREO properties December 31, 2008.  During the first six months of 2009, the Company acquired five (5) OREO properties and sold two (2) OREO properties for a total of eight (8) OREO properties at June 30, 2009.

At June 30, 2009, the Company has identified loans having an aggregate average balance of $269,179,000, which it concluded were impaired under SFAS No. 114.  By comparison, at June 30, 2008, the Company had identified loans having an aggregate average balance of $68,702,000, which it concluded were impaired under SFAS No. 114.  Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability of impairment.  Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors.  Management then determines the inherent loss potential and allocates a portion of the allowance for losses and or charges off a portion of the balance for each of theses credits.

OTHER OPERATING INCOME

Other operating income decreased to $2,178,000 in the second quarter of 2009 from $2,481,000 in the three months ended June 30, 2008.  For the first six months of 2009 other operating income also decreased to $4,279,000 from $7,652,000 for the first six months of 2009.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  The Bank’s Trust Administration Services division, which provides administrative and custodial services to self-directed retirement plans, had revenue, which decreased to $657,000 for the second quarter of 2009 and $1,223,000 for the six months ended June 30, 2009 in contrast with $670,000 in the second quarter of 2008 and $1,277,000 in the first six months of 2008.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $515,000 and $1,076,000 in the three and six months ended June 30, 2009 and revenue of $573,000 and $1,172,000 during three and six months ended June 30, 2008.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $426,000 for the second quarter of 2009 and $799,000 for the six months ended June 30, 2009 in contrast with $403,000 for the second quarter of 2008 and $800,000 for the six months ended June 30, 2008.  During the first six months of 2009 no gains of or losses on sales of premises and equipment were realized.  In contrast, during the first six months of 2008 gains of $3,000 and no losses on sales of premises and equipment were realized.  During the first six months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  No losses on securities sales were realized in the first six months of 2009 or 2008.  During the first six months of 2009, a net gain of $68,000 was realized on the sale of the two OREO properties.  No OREO properties were sold during the first six months of 2008.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2009 compared to the same period of 2008.  Operating expenses rose to a total of $17,882,000 for the second quarter of 2009 from $14,857,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 operating expenses totaled $34,372,000, an increase from $27,399,000 for the corresponding period in 2008.  Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

Salary and related benefits decreased by $251,000 (3.0%), declining from a total of $8,487,000 for the second quarter of 2008 to $8,236,000 for the same period in 2009, and for the six months ended June 30, 2009 decreased to $17,052,000 from $17,973,000 for the six month period in 2008.  The six-month period decrease in this expense category principally reflects decreases in staffing and also reflects employee incentive adjustments.  Occupancy expense rose to $2,022,000 for the six months ended June 30, 2009 from $1,923,000 in the same period of 2008. The increase reflects the rent paid on additional space at the various facilities which house the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2009 compared to the prior year, increasing from $7,503,000 for the first six months of 2008 to $15,298,000 for the same period of 2009 and increased from $5,416,000 in 2008 to $8,615,000 for the second quarter of 2009.

The FDIC assessment increased to $3,908,000 in the second quarter of 2009, compared to $485,000 in the second quarter of 2008.  The FDIC assessment increased to $6,307,000 for the first six months of 2009 compared to $969,000 during the first six months of 2008.  On May 22, 2009, the FDIC adopted a rule designed to replenish the deposit insurance fund. This rule establishes a special assessment of five basis points (“bps”) on each FDIC-insured depository institution’s assets minus its Tier 1 capital, with a maximum assessment not to exceed 10 bps of an institution’s domestic deposits.  This special assessment was calculated based on asset levels at June 30, 2009 and will be collected on September 30, 2009.  Included in the FDIC assessment noted above, the Corporation recorded a charge of $1,000,000 in the second quarter of 2009 in connection with this assessment.  Additionally, beginning April 1, 2009, the FDIC increased fees on deposits based on a revised risk-weighted methodology, which increased the base assessment rates.  The FDIC has indicated that an additional special assessment of up to five bps may be necessary in the fourth quarter of 2009, but the amount of that assessment, if any, is uncertain.

During the fourth quarter of 2007, the Company recorded a charge of $2,232,000 for its share of contingent liabilities relating to settlement of lawsuits by Visa Inc.  This charge was reversed in the first quarter of 2008 after the successful completion of the Visa Inc. initial public offering (“IPO”), where a portion of the proceeds from the IPO funded an escrow account expected to be used for litigation settlement/claims, reducing all other operating expenses.

The combined effects of the above-described factors resulted in a loss before taxes of $31,142,000 for the three months ended June 30, 2009 compared to a loss of $33,002,000 for the second quarter of 2008.  For the six months ended June 30, 2009 the loss before taxes is $37,079,000 compared to a loss of $24,767,000 for the first six months of the prior year. In the second quarter, the Company’s provision for taxes decreased from a tax benefit of $14,489,000 in 2008 to a tax benefit of $13,359,000 in 2009.  For the six months ended June 30, 2009, the tax benefit provisions were $16,059,000 compared to $10,989,000 in 2008.  The effective tax rate for the six-month periods ended June 30, 2009 and 2008 are 43.3% and 44.4%, respectively.  This brought net loss for the second quarter of 2009 to $17,783,000 compared to a net loss of $18,513,000 for the same period in 2008. For the six months ended June 30, net loss in 2009 was $21,020,000, while 2008 net income for the same period was $13,778,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2009
U.S. Treasury Securities	$2,248	$1	$—	$2,249
U.S. Government sponsored Enterprise debt securities	23,712	1,041	—	24,753

	$25,960	$1,042	$—	$27,002

December 31, 2008
U.S. Treasury Securities	$249	$1	$—	$250
U.S. Government sponsored Enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At June 30, 2009 and December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)

Commercial loans	$238,230	$276,885
Real estate construction loans	538,764	603,866
Land loans	229,135	249,468
Apartment loans	564,524	541,330
Other real estate loans	629,497	647,960
Government guaranteed loans	837	1,337
Other loans	1,193	2,601

Total loans	2,202,180	2,323,447

Less – Allowances for loan losses	(42,101)	(61,336)
– Deferred loan fees	(3,504)	(4,632)
Net loans	$2,156,575	$2,257,479

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

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans.  The Bank has developed a substantial portfolio of short- and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects.  The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans.  Typically, the Bank’s loans are floating rate tied to Wall Street Journal Prime, adjusting daily and have no prepayment penalties.

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At June 30, 2009 and December 31, 2008, the Company had $887,426,000 and $1,042,205,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, including negative amortization loans, or “option-ARMs”.

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations, including as much as $121,801,000 as of June 30, 2009.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property and are performing, these borrowing concentrations nevertheless present certain risks.

Non-accrual loans, net of charge-offs, totaled $243,230,000 and $92,517,000 at June 30, 2009 and December 31, 2008, respectively.  Loans which were past due by 90 days or more but not on non-accrual were $17,727,000 and $18,540,000 at June 30, 2009 and December 31, 2008, respectively.  The Bank had $35,341,000 and $0 in troubled debt restructured loans as of June 30, 2009 and December 31, 2008, respectively.  These restructured loans were various multifamily and one single family residence loans, and provided for forgiveness of principal and other concessions.

Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying condensed consolidated statements of financial condition.  Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses.  At June 30, 2009 and December 31, 2008, the allowance for unfunded loan commitments and lines of credit was $149,000 and $370,000, respectively.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

The Company’s financial position remains reasonably liquid.  Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 4.2% of total deposits at June 30, 2009.  This level represents a increase from the 4.1% liquidity level, which existed on December 31, 2008. In addition, at June 30, 2009 some $15,837,000 of the Bank’s total assets consisted of government guaranteed assets, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 107% and 106% as of June 30, 2009 and December 31, 2008, respectively.

The Company utilizes a variety of funding sources in conducting its operations, including the use of “brokered deposits” as defined by banking regulators.  Such brokered deposits totaled $760 million at December 31, 2008.  As a result of First Regional Bank’s regulatory agreement with the FDIC and the California Department of Financial Institutions, the bank is prohibited from accepting or renewing any brokered deposit, as defined, unless it receives a waiver from the FDIC.  The bank has not received a brokered deposit waiver, and has no plans to seek such a waiver at this time.  Instead, existing brokered deposits are being allowed to leave the bank as they mature.  As of June 30, 2009 the balance of the brokered deposits had been reduced to $518 million; of these, $268 million mature in 2009, $158 million mature in 2010, and $92 million mature in 2011.  The bank anticipates that future brokered deposit outflows will be accommodated using the proceeds of loan repayments, which may be supplemented if necessary by borrowing lines, including FHLB, Federal Reserve Discount Window and other lines of credit which the bank maintains.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $110,000,000 at June 30, 2009.  FHLB borrowings are secured by loans available as collateral at the FHLB.  As of June 30, 2009, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $137,657,000.  Subsequent to quarter end, the Bank initiated a line at the Federal Reserve Discount Window.

Total shareholders’ equity was $129,738,000 and $150,147,000 as of June 30, 2009 and December 31, 2008, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	June 30, 2009	December 31, 2008

Leverage Ratio (Tier 1 Capital to Average Assets
Regulatory requirement	4.00%	4.00%
Company	7.09%	8.19%
Bank	9.26%	9.19%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

The Bank is also subject to a regulatory order with the FDIC and DFI that calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30.  For the second quarter of 2009, the Bank’s Tier 1 leverage ratio (based on average assets) was 9.26%, but was 9.5% based on total assets at the end of the quarter.  A comprehensive capital plan was developed and adopted, which includes plans to meet the September 30 goal, and at this time that objective is expected to be met without the need to raise additional outside capital.  No dividends have been declared by the Bank.

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	June 30, 2009	December 31, 2008

Tier 1 Capital to Risk-Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	7.41%	8.09%
Bank	9.57%	9.08%

	June 30, 2009	December 31, 2008

Total Capital to Risk-Weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	11.02%	11.28%
Bank	10.85%	10.34%

Other than the Tier 1 leverage ratio requirement in the regulatory order noted above, at June 30, 2009, the Company and the Bank meet all applicable capital ratio standards and believe that they will continue to meet all applicable capital standards.

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

The principle components of the agreement, and the status of the Bank’s compliance efforts, are as follows:

•                  Retain qualified management, and continue the active involvement of the board of directors in managing the Bank’s activities.

The Bank’s existing management remains in place; no changes in management were suggested or required, and none have been made. The board of directors is maintaining its active involvement in the management of the Bank.

•                  Increase capital by $12 million, increase capital ratios based on a pre-determined schedule, and develop a comprehensive capital plan to assure compliance with that schedule.  No dividends may be declared without prior regulatory approval.

The $12 million capital increase called for in the agreement, as well as a subsequent $5 million contribution, was made by First Regional Bancorp in the first quarter of 2009 using its existing cash reserves.  The schedule referred to in the agreement calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30.  For the second quarter of 2009 the Bank’s Tier 1 leverage ratio (based on average assets) was 9.26%, but was 9.5% based on total assets at the end of the quarter.  A comprehensive capital plan was developed and adopted, which includes plans to meet the September 30 goal, and at this time that objective is expected to be met without the need to raise additional outside capital.  No dividends have been declared by the Bank.

•                  Eliminate from the books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule.

This provision relates solely to the Bank’s classified assets as of June 30, 2008.  The assets classified loss and the portion of the assets classified doubtful were eliminated from the Bank’s books by the end of 2008.  The Bank developed a written plan to reduce the remaining classified assets, and has implemented it.  The schedule referred to in the agreement calls for the Bank to reduce the classified assets from their original level of $218 million to $130 million by June 30, and to $110 million by September 30.  As of June 30 the balance of the classified assets had been reduced to $101.5 million, meaning that the Bank has met both the June 30 and the September 30 goals.  Naturally, the Bank is continuing its efforts to collect all of the classified assets even though the goals contained in the agreement have already been met.

•                  Create and implement a plan to increase the diversification of the Bank’s lending activities.

The Bank has adopted and implemented the diversification plan called for in the agreement.  Under the plan, over time the Bank will reduce the amount of real estate lending it does, and increase its other types of lending.  The Bank has also adopted revised policies reducing the permissible amount of credit that may be extended to individual borrowers and their related interests.

•                  Create and implement a comprehensive profit plan to improve the Bank’s earnings performance.

The profit plan called for in the agreement has been adopted and implemented.  While profits are expected to remain under pressure for a time as the Bank deals with its problem assets, improvement is anticipated in the future.

•                  Update or revise the Bank’s written policies in the areas of credit administration and liquidity management.

Updated policies have been adopted by the board of directors for both of these functional areas and include a comprehensive liquidity contingency plan.

•                  Correct all violations of laws or regulations, and take action to prevent future violations.

Such violations included certain technical violations, such as regulations requiring a bank to prepare an updated evaluation of real property value, even for a loan extension made with no new money lent.  It is believed that all previous violations of laws or regulations have been corrected, and that procedures are in place to prevent future violations.

As evidenced above, the Bank has made considerable progress thus far in complying with its agreement, and expects to achieve full compliance.

In addition, First Regional Bancorp has entered into a written agreement with the Federal Reserve Bank of San Francisco which became effective on April 21, 2009.  The Company is currently in full compliance with the agreement, and expects to remain so.  The principle components of this agreement, and the status of the Company’s compliance efforts, are as follows:

•                  The Company shall not declare or pay dividends without prior regulatory approval

The Company has never declared or paid dividends in its history, and no dividends are anticipated at this time.

•                  The Company shall not take dividends or other forms of payment from First Regional Bank without prior regulatory approval.

No such payments are being sought at this time, and dividend payments by the Bank are already restricted under the terms of the Bank’s regulatory agreement.

•                  The Company and its non-bank subsidiaries shall not make any distributions of principal, interest or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.

In accordance with their terms, the Company has deferred payments on its outstanding trust preferred securities and the associated subordinated debentures.

•                  The Company and its non-bank subsidiaries shall not incur, increase, or guarantee any debt without prior regulatory approval.

No such debt transactions have occurred since the effective date of the agreement, and none are contemplated at this time.

•                  The Company shall not purchase or redeem stock without prior regulatory approval.

No shares have been purchased or redeemed since the effective date of the agreement, and no further purchases or redemptions are contemplated at this time.

•                  The Company shall develop and submit a revised written capital plan to maintain sufficient capital on a consolidated and a bank-only basis.

The revised plan has been adopted and implemented.

As just described, the Company expects to achieve and maintain full compliance with its written agreement.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended June 30, 2009.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at June 30, 2009 and at December 31, 2008.  After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheets in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of June 30, 2009, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$18,710	$0	$0	$0	$0	$0	$0	$18,710
Interest-bearing deposits in financial institutions	0	12,004	2,002	0	0	0	0	14,006
Investment securities	0	0	3,249	0	2,631	21,122	0	27,002
Subtotal	18,710	12,004	5,251	0	2,631	21,122	0	59,718

Loans, net of allowance for losses	2,006,113	2,005	40,035	72,407	36,015	0	0	2,156,575
Total earning assets	2,024,823	14,009	45,286	72,407	38,646	21,122	0	2,216,293

Cash and due from banks	0	0	0	0	0	0	24,065	24,065
Premises and equipment	0	0	0	0	0	0	4,524	4,524
Other real estate owned	0	0	0	0	0	0	22,473	22,473
Federal Home Loan Bank stock	7,359	0	0	0	0	0	0	7,359
Other assets	0	0	15,000	0	0	0	90,279	105,279
Total non-earning assets	7,359	0	15,000	0	0	0	141,341	163,700

Total assets	$2,032,182	$14,009	$60,286	$72,407	$38,646	$21,122	$141,341	$2,379,993

Federal Home Loan Bank advances	$110,000	$0	$0	$0	$0	$0	$0	$110,000
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	110,000	0	0	0	0	0	0	110,000

Other deposits	52,960	0	0	0	0	0	0	52,960
Money market deposits	514,028	0	0	0	0	0	0	514,028
Time deposits	0	154,699	577,027	178,299	134,153	0	0	1,044,178
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	676,988	154,699	677,544	178,299	134,153	0	0	1,821,683

Demand deposits	0	0	0	0	0	0	399,433	399,433
Other liabilities	0	0	0	0	0	0	29,139	29,139
Shareholders’ equity	0	0	0	0	0	0	129,738	129,738
Total non-interest bearing liabilities and shareholders’ equity	0	0	0	0	0	0	558,310	558,310

Total liabilities and shareholders’ equity	$676,988	$154,699	$677,544	$178,299	$134,153	$0	$558,310	$2,379,993

GAP	$1,355,194	$(140,690)	$(617,258)	$(105,892)	$(95,507)	$21,122	$(416,969)	$0

Cumulative GAP	$1,355,194	$1,214,504	$597,246	$491,354	$395,847	$416,969	$0	$0

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains or losses on securities sales were realized in the first six months of 2009.  By comparison, during the first six months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc., and no losses were recorded on securities sales in the first six months of 2008.  As of June 30, 2009 the Bank’s investment portfolio contained $1,042,000 gross unrealized gains and no gross unrealized losses, a net gain of $1,042,000, for unrealized gains of $604,000 net of tax benefit. By comparison, at June 30, 2008 the Company’s investment portfolio contained

$158,000 gross unrealized gains and gross unrealized losses of $186,000, for net unrealized losses of $16,000 net of tax benefit. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with First Regional’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, and updated in the quarterly report on Form 10-Q for the period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 21, 2009.

Election of Directors

Three Class 1 Directors were elected as follows (Class 2 Directors serve until the 2010 Annual Meeting):

Class 1	Votes For	Votes Against or Withheld

Gary M. Horgan	10,023,678	1,442,408
Thomas E. McCullough	10,058,584	1,407,502
Richard E. Schreiber	11,093,051	373,035

The term of office of all Class 2 Directors continues until the next annual meeting of shareholders, scheduled for May of 2010.  The Class 2 Directors are H. Anthony Gartshore, Lawrence J. Sherman, Fred M. Edwards and Marilyn Sweeney.

Approval to Amend and Restate the Company’s 2005 Stock Option Plan

The Company’s 2005 Stock Option Plan was amended and restated to increase the number of shares of common stock reserved for issuance thereunder from 600,000 to 800,000 shares.

Votes For	Votes Against or Abstained

7,228,788	1,701,669

Authorization to Issue Preferred Stock Option

Approval of an amendment to the Company’s Articles of Incorporation authorizing the Company to issue up to ten million (10,000,000) shares of preferred Stock Option

Votes For	Votes Against or Abstained

6,284,754	2,645,703

ITEM 6.  EXHIBITS

The following is a table of exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Certificate of Amendment of Articles of Incorporation, dated July 6, 2009, of First Regional Bancorp

3.2	Certificate of Amendment of Articles of Incorporation, dated July 31, 2006, of First Regional Bancorp

3.3	Certificate of Amendment of Articles of Incorporation, dated November 24, 1987, of First Regional Bancorp

3.4	Certificate of Amendment of Articles of Incorporation, dated September 21, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.5	Articles of Incorporation, dated February 18, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes—Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes—Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes—Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes—Oxley Act

Items 3 and 5 of Part II of Form 10-Q are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REGIONAL BANCORP

Date: August 14, 2009	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President & Chief Executive Officer

Date: August 14, 2009	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: August 14, 2009	/s/ Elizabeth Thompson
Elizabeth Thompson, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment of Articles of Incorporation, dated July 6, 2009, of First Regional Bancorp

3.2	Certificate of Amendment of Articles of Incorporation, dated July 31, 2006, of First Regional Bancorp

3.3	Certificate of Amendment of Articles of Incorporation, dated November 24, 1987, of First Regional Bancorp

3.4	Certificate of Amendment of Articles of Incorporation, dated September 21, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.5	Articles of Incorporation, dated February 18, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act