Form 10-Q/A
period 2009-06-30
FIRST REGIONAL BANCORP
filed 2009-11-23
CIK 356708

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

FIRST REGIONAL BANCORP

(Amendment No. 1)

EXPLANATORY NOTE

First Regional Bancorp (“First Regional”, “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2009 (the “Original Filing”), to amend and restate First Regional’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2009.

The allowance for loan losses and provision for credit losses were increased from amounts previously reported to reflect a correction of the qualitative reserve factors that First Regional’s wholly owned subsidiary, First Regional Bank (the “Bank”), utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “DFI”).  This regulatory examination was on-going at the time the Original Filing was filed with the SEC and these issues were raised after the Original Filing was filed with the SEC. The restatement also reflects certain loan grading changes that occurred as a result of the recent regulatory examination.  As a result of these findings, First Regional concluded that the allowance for loan losses as of June 30, 2009 should be increased by $69.9 million to reflect these matters, an additional $50.6 million in loan charge-offs, $1.3 million in interest reversal on impaired loans, $1.2 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20.7 million cost of establishing a valuation allowance for deferred tax assets.

As a result of the changes noted above and the recurring operating losses from operations, the Bank’s June 30, 2009 capital ratios have declined below the level considered “adequately capitalized” by its regulators.  Continued operating losses or further declines in capital levels could raise uncertainity about the ability of First Regional to continue as a going concern.  See footnotes 1 and 3 for further details.

The decision to restate the second quarter financial statements was approved by the Audit Committee of the Board of Directors of First Regional on November 12, 2009

First Regional also reassessed the effectiveness of the disclosure controls and procedures and of the design and operations of its internal controls over financial reporting.  Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009, First Regional concluded that its internal controls over financial reporting were not effective as of June 30, 2009.  First Regional’s conclusion was primarily related to First Regional’s review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.

The information in this Amendment has been updated to give effect to the restatement.  First Regional has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above.  This Amendment continues to speak as of the dates described herein, and First Regional has not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on August 14, 2009.  Accordingly, this Amendment should be read in conjunction with First Regional’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

•                  Part I – Financial Information:

•                  Item 1 – Financial Statements

•                  Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 3 – Quantitative and Qualitative Disclosures About Market Risk

•                  Item 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10Q in its entirety, although First Regional is only amending those portions affected by the restatement described above.

In addition, as required by rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer, chief operating officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 31.3 and 32.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	June 30, 2009 (Restated)	December 31, 2008
	(See Note 2)
Assets:
Cash and cash equivalents:
Cash and due from banks:	$24,065	$19,192
Federal funds sold	18,710	42,340
Total cash and cash equivalents	42,775	61,532

Investment securities, available for sale - at fair value -amortized cost of $25,960 (2009) and $24,204 (2008)	27,002	24,727
Interest-bearing deposits in financial institutions	14,006	2,008
Federal Home Loan Bank stock — at cost	7,359	6,557
Loans - net of allowance for losses of $61,403 (2009) and $61,336 (2008)	2,086,686	2,257,479
Premises and equipment - net of depreciation and amortization of $6,976 (2009) and $6,265 (2008)	4,524	4,812
Other real estate owned	21,312	9,611
Accrued interest receivable and other assets	83,330	98,415
Total Assets	$2,286,994	$2,465,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$399,433	$368,517
Interest bearing:
Time deposits	1,044,178	1,101,319
Other deposits	52,960	50,011
Money market deposits	514,028	610,125
Total deposits	2,010,599	2,129,972

Federal Home Loan Bank advances	110,000	60,000
Accrued interest payable and other liabilities	29,139	24,505
Subordinated debentures	100,517	100,517
Total Liabilities	2,250,255	2,314,994

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Common Stock – no par value; authorized 150,000,000 shares; Outstanding 11,836,000 (2009) and 11,834,000 (2008)	45,315	45,005
Retained earnings	(9,180)	104,839
Accumulated other comprehensive income - net of tax	604	303
Total Shareholders’ Equity	36,739	150,147

Total Liabilities and Shareholders’ Equity	$2,286,994	$2,465,141

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2009 (Restated)	2008	2009 (Restated)	2008
	(See Note 2)		(See Note 2)
INTEREST INCOME:
Interest on loans	$24,449	$35,957	$52,296	$76,253
Interest on investment securities	330	317	641	676
Interest on deposits in financial institutions	14	51	26	123
Interest on federal funds sold	17	105	60	173
Total interest income	24,810	36,430	53,023	77,225

INTEREST EXPENSE:

Interest on deposits	9,538	9,437	20,813	20,504
Interest on subordinated debentures	813	1,224	1,777	2,840
Interest on FHLB advances	60	1,628	82	3,336
Interest on other borrowings	0	24	0	32
Total interest expense	10,411	12,313	22,672	26,712

Net interest income	14,399	24,117	30,351	50,513

PROVISION FOR LOAN LOSSES	101,005	44,743	108,505	55,533

Net interest loss after provision for loan losses	(86,606)	(20,626)	(78,154)	(5,020)

OTHER OPERATING INCOME:
Customer service fees	1,853	1,931	3,655	3,855
Other – net	325	550	624	3,797
Total other operating income	2,178	2,481	4,279	7,652

OTHER OPERATING EXPENSES:
Salaries and related benefits	8,236	8,487	17,052	17,973
Occupancy expense	1,031	954	2,022	1,923
Equipment expense	468	471	894	904
Promotion expense	146	190	199	326
Professional service expense	1,578	905	2,776	1,755
Customer service expense	309	575	598	1,033
Supplies and communication expense	325	327	663	716
FDIC Assessment	3,908	485	6,307	969
Reserve for VISA litigation (reversal)	—	—	—	(2,232)
Other	3,042	2,463	5,022	4,032
Total other operating expenses	19,043	14,857	35,533	27,399

Loss before income taxes	(103,471)	(33,002)	(109,408)	(24,767)

INCOME TAXES (BENEFIT)	7,311	(14,489)	4,611	(10,989)

NET LOSS	$(110,782)	$(18,513)	$(114,019)	$(13,778)

LOSS PER SHARE (Note 7)
Basic	$(9.36)	$(1.57)	$(9.63)	$(1.17)
Diluted	$(9.36)	$(1.57)	$(9.63)	$(1.17)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009 (Restated)	2008
	(See Note 2)
OPERATING ACTIVITIES
Net Loss	$(114,019)	$(13,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	108,505	55,533
Provision for loss on other real estate owned	1,572	—
Depreciation and amortization	713	669
Amortization of investment securities premiums and discounts-net	20	17
Stock compensation costs	303	237
Net gain on sale of other real estate owned	(68)	—
Federal Home Loan Bank stock dividends	—	(275)
Realized gain on sale of VISA stock investments	—	(2,758)
Net gains on sale/disposal of premises and equipment	—	(3)
Tax benefit from stock options exercised	—	(25)
Deferred compensation expense	474	555
Deferred income tax	13,409	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other	1,724	(23,557)
Increase (decrease) in accrued interest payable and other liabilities	4,160	(1,661)
Net cash provided by operating activities	16,793	14,954

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in financial institutions	(11,998)	5,039
Purchases of investment securities – available for sale	(3,243)	(1,238)
Proceeds from maturities of investment securities – available for sale	1,467	4,209
Purchases of Federal Home Loan Bank stock	(802)	(9,817)
Redemption of Federal Home Loan Bank stock	—	47
Net decrease (increase) in loans	42,312	(316,920)
Purchase of CRA investments included in other assets	(266)	(3,204)
Proceeds from sale of other real estate owned	6,771	—
Proceeds from sale of premises and equipment	—	8
Purchases of premises and equipment	(425)	(556)
Net cash provided by (used in) used in investing activities	33,816	(322,432)

FINANCING ACTIVITIES
Decrease in non-interest bearing deposits and and other interest bearing deposits	(62,232)	(79,481)
Net (decrease) increase in time deposits	(57,141)	340,156
Decrease in note payable	—	(75)
Increase in Federal Home Loan Bank advances	50,000	75,000
Decrease in federal funds purchased	—	(20,955)
Stock options exercised	7	12
Tax benefit from stock options exercised	—	25
Common stock repurchased and retired	—	(1,978)
Common stock issued	—	327
Net cash (used in) provided by financing activities	(69,366)	313,031

(Decrease) increase in cash and cash equivalents	(18,757)	5,553
Cash and cash equivalents, beginning of period	61,532	46,676
Cash and cash equivalents, end of period	$42,775	$52,229

Supplemental Disclosures of Cash Flow Information – cash paid during the period for:
Interest paid	$29,643	$26,140
Income taxes paid	$2,600	$13,500
Supplemental Disclosures of non-cash investing and financing activities:
Other real estate owned acquired through foreclosure	$19,976	$—
Loan to facilitate sale of other real estate owned	$2,600	$—

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

The accompanying financial information has been prepared assuming that First Regional Bancorp will continue as a going concern.  The ability of the Company to continue as a going concern is dependent on many factors.  The Company has suffered recurring operating losses from operations, and at June 30, 2009 its capital ratios had declined below the level considered “adequately capitalized” by its regulators.  Continued operating losses or further declines in capital levels could raise uncertainty about the ability of the Company to continue as a going concern.  The financial information does not include any adjustments that might result from the eventual outcome of this uncertainty.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s 2008 annual report on Form 10-K.

NOTE 2: Restatement of Previously Issued Financial Statements

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2009.  The allowance for loan losses and provision for credit losses were increased from amounts previously reported to reflect a correction of the qualitative reserve factors that our wholly owned subsidiary, First Regional Bank (the “Bank”), utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “DFI”).  The restatement also reflects certain loan grading changes that occurred as a result of the recent regulatory examination.  As a result of these findings, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $69,889,000 to reflect these matters, an additional $50,587,000 in loan charge-offs, $1,279,000 in interest reversal on impaired loans, $1,161,000 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20,670,000 cost of establishing a valuation allowance for deferred tax assets. The correction was recorded in the three-months period ended June 30, 2009 based upon the significant increase in the number of charge-offs experienced by the Company during the period, deterioration noted in the commercial real estate market, and changes in the various loss estimates on the Company’s nonperforming loan portfolio.

The effect of the restatement is as follows:

Condensed Consolidated Statement of Financial Condition as of June 30, 2009

	As Reported	Adjustment	Restated
		(In Thousands)

Allowance for loan losses	$42,101	$19,302	$61,403
Loans – net of allowance for loan losses	$2,156,575	$(69,889)	$2,086,686
Other real estate owned	$22,473	$(1,161)	$21,312
Accrued interest receivable and other assets	$105,279	$(21,949)	$83,330
Total Assets	$2,379,993	$(92,999)	$2,286,994
Retained Earnings	$83,819	$(92,999)	$(9,180)
Shareholders’ Equity	$129,738	$(92,999)	$36,739

Consolidated Statements of Operations

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	(In Thousands Except Per Share Data)
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Provision for loan losses	$31,116	$69,889	$101,005	$38,616	$69,889	$108,505
Net interest loss after provision for loan losses	$(15,438)	$(71,168)	$(86,606)	$(6,986)	$(71,168)	$(78,154)
Other operating expenses – other	$1,881	$1,161	$3,042	$3,861	$1,161	$5,022
Loss before income tax benefit	$(31,142)	$(72,239)	$(103,471)	$(37,079)	$(72,329)	$(109,408)
Income taxes (benefit)	$(13,359)	$20,670	$7,311	$(16,059)	$20,670	$4,611
Net Loss	$(17,783)	$(92,999)	$(110,782)	$(21,020)	$(92,999)	$(114,019)
Loss per share
Basic	$(1.50)	$(7.86)	$(9.36)	$(1.78)	$(7.85)	$(9.63)
Diluted	$(1.50)	$(7.86)	$(9.36)	$(1.78)	$(7.85)	$(9.63)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2009
	As Reported	Adjustment	Restated

Net income (loss)	$(21,020)	$(92,999)	$(114,019)
Provision for loan losses	$38,616	$69,889	$108,505
Provision for loss on other real estate owned	$411	$1,161	$1,572
Deferred income tax (benefit)	$—	$13,409	$13,409
Increase (decrease) in accrued interest receivable and other assets	$(6,816)	$8,540	$1,724

Certain amounts were also restated and additional disclosures provided in the footnotes primarily in “Note 3 — Regulatory Capital”, “Note 5 — Allowance for Loan Losses and Unfunded Loan Commitments”, “Note 6: Fair Value Disclosures”, “Note 7 — Earnings per Share and Stock Based Compensation”, and “Note 8 — Income Taxes.”

NOTE 3: Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to a regulatory order with the FDIC and the DFI that calls for the Bank to increase its Tier 1 leverage ratio to 10% by September 30, 2009 and maintain at least that level thereafter.  For the quarter ended June 30, 2009 the Bank’s Tier 1 leverage ratio was 5.46%, so the Bank is not in compliance with this requirement of the regulatory order. Management believes that based on their respective capital ratios as of June 30, 2009, and currently, the Company is considered “significantly undercapitalized” while the Bank is considered “undercapitalized”.  A Capital Restoration Plan has been developed to address this deficiency, which contemplates several approaches to increasing capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors.  There can be no assurances that these approaches will be successful.  Should the Company or the Bank be unable to increase capital to acceptable levels, or should capital levels deteriorate further, the Company and/or the Bank could be subject to additional regulatory action.

As of December 31, 2008, management believes the Bank met the ratio requirements to be categorized as “well capitalized” under the regulatory framework for prompt corrective action, which regulatory framework applies to banks but not to bank holding companies.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

A table showing the minimum capital ratios required for the Company and the Bank and the Company’s and the Bank’s actual capital ratios and actual capital amounts at June 30, 2009 and December 31, 2008, is as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total capital (to risk-weighted assets) Company	$96,322	4.3%	$178,374	>8.0%	$222,968	>10.0%
Bank	$159,475	7.2%	$178,434	8.0%	$223,042	10.0%
Tier I capital (to risk-weighted assets) Company	$48,161	2.2%	$89,187	4.0%	$133,781	6.0%
Bank	$131,181	5.9%	$89,239	4.0%	$133,858	6.0%
Tier I capital (to average assets) Company	$48,161	2.0%	$97,295	4.0%	$121,619	5.0%
Bank	$131,181	5.5%	$96,103	4.0%	$120,129	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets) Company	$278,578	11.3%	$197,573	>8.0%	$246,966	>10.0%
Bank	$255,178	10.3%	$197,430	8.0%	$246,787	10.0%
Tier I capital (to risk-weighted assets) Company	$199,775	8.1%	$98,776	4.0%	$148,164	6.0%
Bank	$223,946	9.1%	$98,655	4.0%	$147,982	6.0%
Tier I capital (to average assets) Company	$199,775	8.2%	$97,570	4.0%	$121,963	5.0%
Bank	$223,946	9.2%	$97,470	4.0%	$121,842	5.0%

The Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies until March 31, 2011. However, under the final rule, the aggregate amount of trust-preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill.

At the conclusion of an examination by the FDIC and DFI of the Bank in 2007, the FDIC  expressed concern regarding  a previously unidentified Bank Secrecy Act (“BSA”) concern relating to the Bank’s program of providing custodial services to individual retirement accounts (IRAs) administered by non-bank third parties.

In 2008, the FDIC requested that the Bank enter into a cease and desist order, principally addressing the Bank’s BSA duties in connection with such third party administered retirement accounts. While the Bank has questioned the need for such a cease and desist order, the Bank concluded that it was advisable for the Bank to enter into, rather than undertake a formal challenge to, the requested cease and desist order.  The Bank believes it fully complied with the BSA related components of this Cease and Desist Order.  The order also contains standard provisions regarding the prevention of violations of all laws and regulations.  While subsequent examinations have found no further BSA violations, some violations of appraisal rules and other regulations have been noted.  For this reason, the Bank has not yet achieved full compliance with all terms of this order. No assurance can be given that the FDIC will not require further action if the Bank fails to comply with the terms of the cease and desist order or otherwise fails to correct the deficiencies identified.

During February 2009, the Bank signed an order to cease and desist with the FDIC and the DFI to further strengthen the Bank’s operations.

Under the agreement, First Regional Bank will:

•                  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank’s activities

•                  Increase its capital ratios based on a pre-determined schedule that calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30, 2009, and develop a comprehensive capital plan to assure compliance with that schedule. No dividends may be declared without prior regulatory approval.

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

•                  Create and implement a comprehensive profit plan to improve the Bank’s earnings performance

•                  Update or revise the Bank’s written policies in the areas of credit administration and liquidity management

The allowance for loan losses and provision for credit losses were increased to reflect the qualitative reserve factors utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s July through September, 2009 regulatory examination by the FDIC and the DFI. The regulatory exam findings also reflect certain loan grading changes. As a result of these findings, we concluded that the allowance for loan losses as of June 30, 2009 should be increased by $69.9 million to reflect these matters, an additional $50.6 million in loan charge-offs, $1.3 million in interest reversal on impaired loans, $1.2 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20.7 million cost of establishing a valuation allowance for deferred tax assets.

The Company utilizes a variety of funding sources in conducting its operations, including the use of “brokered deposits” as defined by banking regulators.  Such brokered deposits totaled $760 million at December 31, 2008.  As a result of First Regional Bank’s regulatory agreement with the FDIC and the DFI, the bank is prohibited from accepting or renewing any brokered deposit, as defined, unless it receives a waiver from the FDIC.  The bank has not received a brokered deposit waiver, and has no plans to seek such a waiver at this time.  Instead, existing brokered deposits are being allowed to leave the bank as they mature.  As of June 30, 2009 the balance of the brokered deposits had been reduced to $518 million; of these, $268 million mature in 2009, $158 million mature in 2010, and $92 million mature in 2011.  The bank anticipates that future brokered deposit outflows, as well as normal deposit activity by customers, will be accommodated using the proceeds of loan repayments, and other lines of credit.

In the interest of preserving its remaining cash reserves, First Regional Bancorp intends to defer interest payments on its trust preferred securities.  First Regional has the right to defer interest payments for up to five years under the indentures governing its various trust preferred securities.

NOTE 4: Recent Accounting Pronouncements

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

FSP FAS No. 157-4 — In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, as some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 115-2 and SFAS No. 124-2 or FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP SFAS No. 157-4 in the second quarter of 2009 has not had a material impact to the Company’s consolidated financial condition and results of operations.

FSP FAS No. 115-2 — In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 in the second quarter of 2009 has not had a material impact to the Company’s consolidated financial condition and results of operations.

FSP FAS No. 107-1 — In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amending SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to the accounting for and disclosure of subsequent events, and is applied to both interim and annual financial statements.  This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  Events that occurred subsequent to June 30, 2009 have been evaluated by the Company’s management in accordance with SFAS 165 through the time of filing this report on August 14, 2008 and its amended filing on November 23, 2009.  The adoption of

SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 166 — In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 166 will have on the its consolidated financial statements.

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R, to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  SFAS No. 167 addresses: (1) the effects on certain provisions of FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying SPE concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under FIN 46R do not always provide timely and useful information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for interim and annual financial statements issued after September 15, 2009. The Company will adopt SFAS No. 168 in the third quarter of 2009 and is in the process of evaluating the impact that the adoption will have on its consolidated financial statements.

NOTE 5: Allowance for Loan Losses and Unfunded Loan Commitments

An analysis of the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated)	2008	2009 (Restated)	2008

Balance — beginning of year	$68,264	$33,580	$61,336	$22,771
Provision for loan losses	101,005	44,743	108,505	55,533
Loans charged off	(108,067)	(34,244)	(108,739)	(34,244)
Allowance for unfunded loan commitments and lines of credit	125	55	221	74
Recoveries on loans previously charged off	76	18	80	18

Balance — end of period	$61,403	$44,152	$61,403	$44,152

Management believes the allowance for loan losses as of June 30, 2009, is adequate to absorb losses inherent in the loan portfolio.

At June 30, 2009 and December 31, 2008, the recorded investment in non-performing and performing impaired loans net of charge-offs was $459,780,000 and $215,190,000, with specific reserves of $39,795,000 and $32,264,000, respectively.  All loans for which impairment had been recognized had a related specific reserve or had been partially charged off at June 30, 2009 and December 31, 2008.

The average recorded investment in impaired loans during the second quarter ended June 30, 2009 and 2008 was $269,179,000, and $68,702,000, respectively.  No interest income on impaired loans was recognized for cash payments received in the first six months of 2009 or 2008.  Foregone interest on impaired loans during the first six months of 2009 was $5,566,000.  Foregone interest on impaired loans during the first six months of 2008 is not material to the results of operations of the Company.

NOTE 6: Fair Value Disclosures

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

Impaired Loans — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of June 30, 2009, collateral dependent impaired loans totaled $356,280,000 net of the specific reserves.  Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

OREO — In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the acquisition date, the Company’s OREO assets are recorded at fair value, which is determined based on the most recent appraisal information received.  Subsequent to the acquisition date, the Company’s OREO assets are reported at the lower of carrying amount or fair value, which is determined based on the most recent appraisal information received.  Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of June 30, 2009, OREO assets totaled $21,312,000, net of valuation allowance. OREO assets fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals.

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

The balances of assets measured at fair value on a non-recurring basis as of June 30, 2009 and the total losses resulting from the fair value adjustments as of June 30, 2009 were as follows (in $1,000’s):

		Significant	Total Losses
	Total	Unobservable Inputs (Level 3)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009

Impaired loans (1)	$379,021	$379,021	$(70,946)	$(83,196)
OREO (2)	22,762	22,762	(1,426)	(1,711)
Balance at June 30, 2009	$401,783	$401,783	$(72,372)	$(84,907)

(1)

Represents carrying value and related reserve remeasurements on collateral dependent loans for which adjustments are based upon the appraised value of the collateral. The fair value measurements of the impaired loans are presented before deducting the estimated costs to sell.

(2)	The loss on OREO represents fair value adjustments. The fair value measurements of the OREO are presented before deducting the estimated costs to sell.

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

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$24,065	$24,065	$19,192	$19,192
Federal funds sold	18,710	18,710	42,340	42,340
Interest-bearing deposits in financial institutions	14,006	14,006	2,008	2,008
Investment securities available for sale	27,002	27,002	24,727	24,727
Federal Home Loan Bank Stock	7,359	7,359	6,557	6,557
Loans	2,086,686	2,094,145	2,257,479	2,327,785
Accrued interest receivable	6,520	6,520	9,462	9,462
Liabilities:
Deposits:
Non-interest bearing	399,433	399,433	368,517	368,517
Interest-bearing:
Time deposits	1,044,178	1,051,448	1,101,319	1,132,401
Money market and other deposits	566,988	566,988	660,136	660,136
Subordinated debentures	100,517	100,517	100,517	100,805
Federal funds purchased	—	—	—	—
Federal Home Loan Bank advances	110,000	110,000	60,000	60,000
Note payable	—	—	—	—
Accrued interest payable	9,489	9,489	8,985	8,985

Fair values of commitments to extend credit and standby letters of credit are immaterial as of June 30, 2009 and December 31, 2008.

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

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The recorded book value of $332,161,000 in 2009 and $111,057,000 in 2008 on non-performing and performing loans were not included in the fair value amounts because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The fair value of the junior subordinated deferrable debentures is estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 7: Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  In accordance with SFAS No. 128, Earnings Per Share, due to the net loss recorded during the three and six months ended June 30, 2009 and 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be anti-dilutive.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended June 30, 2009 (Restated)
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(110,782,000)	11,836,000	$(9.36)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(110,782,000)	11,836,000	$(9.36)

	Three Months Ended June 30, 2008
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(18,513,000)	11,797,000	$(1.57)

	Six Months Ended June 30, 2009 (Restated)
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(114,019,000)	11,836,000	$(9.63)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	- 0	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(114,019,000)	11,836,000	$(9.63)

	Six Months Ended June 30, 2008
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(13,778,000)	11,806,000	$(1.17)

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

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of June 30, 2009 and changes during the six-month period is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding — January 1, 2009	2,330	$6.19

Granted	50	2.60
Exercised	(2)	2.92
Cancelled	(8)	25.00

Outstanding — June 30, 2009	2,370	$6.06	4.90 years	—

Vested or expected to vest at June 30,2009	1,813	$5.72	4.62 years	—

Exercisable at June 30, 2009	1,586	$5.16	3.40 years	—

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

NOTE 8:  Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized.

During the second quarter of 2009, the Company updated its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the second quarter of 2009, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carryforward period compared to the realization period forecasted in the first quarter of 2009. This extended realization period, combined with the objective evidence of a two-year cumulative loss position, the impact of the correction of the allowance for loan loss, and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $50,964,000 deferred tax valuation allowance was required at June 30, 2009.  Of this amount, $20,670,000 represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset.   To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 7.07% and 4.2%, respectively.  The Company’s effective tax rate for the three and six months ended June 30, 2008 was (43.9)% and (44.4)%, respectively.  The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the net operating losses incurred during the three and six months ended June 30, 2009.

NOTE 9: Commitments and Contingencies

As of June 30, 2009, the Bank had a total of $13,944,000 in standby and commercial letters of credit outstanding.  No significant losses are anticipated as a result of these transactions.

NOTE 10: Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities.  For the three and six month periods ended June 30, 2009 and 2008, the Company’s comprehensive loss, net of taxes, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated)	2008	2009 (Restated)	2008
	(Dollars in Thousands)

Net loss	$(110,782)	$(18,513)	$(114,019)	$(13,778)
Other comprehensive income (loss)	(24)	(242)	301	(166)

Total comprehensive loss	$(110,806)	$(18,755)	$(113,718)	$(13,944)

NOTE 11: Operating Segment Reports

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

	Three Month Period Ended June 30, 2009 (Restated)
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$14,399			$14,399
Provision for loan losses	101,005			101,005
Other operating income	1,006	$657	$515	2,178
Other operating expenses	17,925	813	305	19,043
Provision (benefit) for income taxes	7,288	(65)	88	7,311

Net income (loss)	$(110,813)	$(91)	$122	$(110,782)

	Three Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$24,117			$24,117
Provision for loan losses	44,743			44,743
Other operating income	1,238	$670	$573	2,481
Other operating expenses	13,684	887	286	14,857
Provision (benefit) for income taxes	(14,518)	(91)	120	(14,489)

Net income (loss)	$(18,554)	$(126)	$167	$(18,513)

	Six Month Period Ended June 30, 2009 (Restated)
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$30,351			$30,351
Provision for loan losses	108,505			108,505
Other operating income	1,980	$1,223	$1,076	4,279
Other operating expenses	33,198	1,709	626	35,533
Provision (benefit) for income taxes	4,626	(204)	189	4,611

Net income (loss)	$(113,998)	$(282)	$261	$(114,019)

	Six Month Period Ended June 30, 2008
	Core Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$50,513			$50,513
Provision for loan losses	55,533			55,533
Other operating income	5,203	$1,277	$1,172	7,652
Other operating expenses	25,191	1,622	586	27,399
Provision (benefit) for income taxes	(11,090)	(145)	246	(10,989)

Net income (loss)	$(13,918)	$(200)	$340	$(13,778)

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information in this item has been updated to reflect the restatement as discussed in the explanatory note to this Form-10Q/A and in Note 2 to our condensed consolidated financial statements contained elsewhere in this document.

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

As of June 30, 2009 total assets were $2,286,994,000 compared to $2,465,141,000 at December 31, 2008, a decrease of $178,147,000 or 7.2% and the June 30, 2009 asset level represents a $185,394,000 (7.5%) decrease over the $2,472,388,000 that existed on the same date in 2008.  The Company has made a deliberate effort to reduce total assets and net loans in concert with our ongoing program of shrinking the asset base.  Total deposits decreased by $119,373,000 or 5.6%, from $2,129,972,000 at the end of 2008 to $2,010,599,000 at June 30, 2009.  While overall deposits decreased, the deposit decline was centered in time deposits, a $57,141,000 (5.2%) decrease and money market deposits, a $96,097,000 (15.8%) decrease, while non-interest bearing deposits and other deposits experienced an increase.  There were several changes in the composition of the Bank’s assets during the first six months of 2009.  The Bank’s loan portfolio decreased significantly by $170,793,000 during the six-month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $2,086,686,000 at June 30, 2009 from the December 31, 2008 total of $2,257,479,000.  Reflecting the current severe economic conditions for the six months ended June 30, 2009, First Regional has made $108,505,000 in provisions to its allowance for loan losses and charged off a total of

$108,739,000 in loans.  These transactions brought the loan loss allowance to $61,403,000 or 2.86% of gross loans at June 30, 2009.  Non-performing assets as of the same date totaled $353,473,000, or 16.29% of gross loans, net of charge-offs, including other real estate owned of $21,312,000, compared to $120,668,000 at December 31, 2008. The combined effect of the decrease in loans and the decrease in deposits was a slight decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities and interest-bearing deposits in financial institutions increased by $14,273,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $18,757,000 in order to accommodate the changes that took place in the rest of the balance sheet.

During the second quarter of 2009, the Company established a deferred tax valuation allowance of $50,964,000.  Of this amount, $20,670,000 represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset. The remainder of the valuation allowance is associated with deferred tax assets that are associated with the current year’s continued losses.

The Company had a net loss of $110,782,000 in the three months ended June 30, 2009, compared to a net loss of $18,513,000 in the second quarter of 2008.  The results for the six months ended June 30, 2009 was a net loss of $114,019,000 compared to a net loss of $13,778,000 for the corresponding period of 2008, a decrease of 728%.

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

Total interest income decreased by $11,620,000 (32%) for the second quarter of 2009 compared to the same period in 2008, and decreased by $24,202,000 (31%) for the six-month period ended June 30, 2009 compared to the same period in 2008 although total average earning assets were higher (6%) in 2009 than in 2008.  The majority of the decrease in interest income arises from a substantial decrease of $11,508,000 (32%) in interest on loans from $24,449,000 for the three months ended June 30, 2009 compared to $35,957,000 for the same period in 2008.  Although interest income decreased primarily due to the Federal Reserve’s series of interest rate decreases, it also decreased due to a decrease in the loan portfolio of $194,918,000 (9%) and the increase in non-performing assets from $32,861,000 to $353,473,000 from June 30, 2008 to June 30, 2009.  For the three months ended June 30, 2009 interest expense on deposits increased by $101,000 (1%) to $9,538,000 from the 2008 level of $9,437,000 and for the six months ended June 30, 2009 interest expense on deposits increased by $309,000 (2%) to $20,813,000 from the 2008 level of $20,504,000 primarily due an increase in total deposits of $28,847,000 (1%) from June 30, 2008 to June 30, 2009, but partially offset by the Federal Reserve’s series of interest rate decreases.  The increases in deposits were primarily in time deposits, while demand deposits also showed increases and other deposits and money market accounts decreased.  For the three months ended June 30, 2009 interest expense on subordinated debentures decreased by $411,000 (34%), to $813,000 from the 2008 level of $1,224,000 due to a decrease in interest rates during the period. For the six months ended June 30, 2009 interest expense on subordinated debentures decreased by $1,063,000 (37%), to $1,777,000 from the 2008 level of $2,840,000 due to a decrease in interest rates during the period.  For the three months ended June 30, 2009 interest expense on FHLB advances decreased by $1,568,000 (96%), to $60,000 from the 2008 level of $1,628,000 due to a combination of a decrease of $100,000,000 in FHLB advances at June 30, 2009 compared to June 30, 2008 and a decrease in interest rates during the period.  For the six months ended June 30, 2009 interest expense on FHLB advances decreased by $3,254,000 (98%), to $82,000 from the 2008 level of $3,336,000 due to the decrease in FHLB advances compared to the prior year and due to a decrease in interest rates during the period.  The net result was a decrease in net interest income of $9,718,000 (40%), from $24,117,000 in the second quarter of 2008 to $14,399,000 for the second quarter of 2009 and a decrease in net interest income of $20,162,000 (40%), from $50,513,000 for the six months ended June 30, 2008 to $30,351,000 for the first six months of 2009.

Interest Rates and Interest Differential

The following table sets forth the average daily balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended June 30,
	2009 (Restated)			2008
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,277,383	$24,449	4.3%	$2,293,118	$35,957	6.3%

Interest bearing deposits in financial institutions	10,312	14	0.5%	5,203	51	3.9%

Investment securities	26,036	330	5.1%	24,699	317	5.2%

Federal funds sold	34,413	17	0.2%	21,240	105	2.0%

Total Interest Earning Assets	$2,348,144	$24,810	4.2%	$2,344,260	$36,430	6.3%

	For the Three Month Period Ended June 30,
	2009 (Restated)			2008
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$50,483	$55	0.4%	$72,865	$287	1.6%

Money market accounts	517,453	1,449	1.1%	888,391	4,684	2.1%

Time Deposits	1,091,262	8,034	3.0%	469,121	4,466	3.8%

Subordinated debentures	100,517	813	3.2%	100,517	1,224	4.9%

FHLB advances	71,420	60	0.3%	289,385	1,628	2.3%

Other borrowings	—	—	0.0%	3,520	24	2.7%

Total Interest Bearing Liabilities	$1,831,135	$10,411	2.3%	$1,823,799	$12,313	2.7%

(1)

This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the second quarter of $73,669,000 in 2009 and $41,154,000 in 2008 and is not net of deferred loan fees, which had an average balance in the second quarter of $3,649,000 in 2009 and $7,001,000 in 2008.

(2)	Includes loan fees in the second quarter of $1,044,000 in 2009 and $2,245,000 in 2008.

	For the Six Month Period Ended June 30,
	2009 (Restated)			2008
	Average Balance	Interest Income (2)	Average Yield/ Rate %	Average Balance	Interest Income (2)	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,302,286	$52,296	4.6%	$2,211,408	$76,253	6.9%

Interest bearing deposits in financial institutions	6,180	26	0.9%	6,120	123	4.0%

Investment securities	25,324	641	5.1%	24,756	676	5.5%

Federal funds sold	53,084	60	0.2%	15,033	173	2.3%

Total Interest Earning Assets	$2,386,874	$53,023	4.5%	$2,257,317	$77,225	6.9%

	For the Six Month Period Ended June 30,
	2009 (Restated)			2008
	Average Balance	Interest Expense	Average Yield/ Rate %	Average Balance	Interest Expense	Average Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$51,034	$127	0.5%	$66,694	$553	1.7%

Money market accounts	545,476	3,248	1.2%	925,032	11,967	2.6%

Time Deposits	1,140,506	17,438	3.1%	385,592	7,984	4.2%

Subordinated debentures	100,517	1,777	3.6%	100,517	2,840	5.7%

FHLB advances	47,943	82	0.3%	255,582	3,336	2.6%

Other borrowings	—	—	0.0%	2,126	32	3.0%

Total Interest Bearing Liabilities	$1,885,476	$22,672	2.4%	$1,735,543	$26,712	3.1%

(1)

This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first six months of $67,649,000 in 2009 and $33,174,000 in 2008 and is not net of deferred loan fees, which had an average balance in the first six months of $3,949,000 in 2009 and $7,199,000 in 2008.

(2)	Includes loan fees in the first six months of $2,328,000 in 2009 and $4,518,000 in 2008. The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2009 (Restated)	2008	2009 (Restated)	2008
	(Dollars in Thousands)

Total interest income (l)	$24,810	$36,430	$53,023	$77,225

Total interest expense	10,411	12,313	22,672	26,712

Net interest earnings	$14,399	$24,117	$30,351	$50,513

Average interest earnings assets	$2,348,144	$2,344,260	$2,386,874	$2,257,317

Average interest bearing liabilities	$1,831,135	$1,823,799	$1,885,476	$1,735,543

Net yield on average interest earning assets	2.5%	4.1%	2.6%	4.5%

(1)	Includes loan fees in the second quarter of $1,044,000 in 2009 and $2,245,000 in 2008 and first six months of $2,328,000 in 2009 and $4,518,000 in 2008.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans. (as Restated)

	Net Increase (Decrease) For the Three Month Period Ended June 30,			Net Increase (Decrease) For the Six Month Period Ended June 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest income (1)

Loans (2)	$(244)	$(11,264)	$(11,508)	$3,300	$(27,257)	$(23,957)

Interest bearing deposits in financial institutions	31	(68)	(37)	1	(98)	(97)

Federal funds sold	195	(283)	(88)	(176)	63	(113)

Investment securities	18	(5)	13	17	(52)	(35)

Total interest earning assets	$—	$(11,620)	$(11,620)	$3,142	$(27,344)	$(24,202)

	Net Increase (Decrease) For the Three Month Period Ended June 30,			Net Increase (Decrease) For the Six Month Period Ended June 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest Expense (1)

Other deposits	$(69)	$(163)	$(232)	$(107)	$(319)	$(426)

Money Market	(1,521)	(1,714)	(3,235)	(3,771)	(4,948)	(8,719)

Subordinated Debentures	—	(411)	(411)	—	(1,063)	(1,063)

Time Deposits	4,312	(744)	3,568	10,899	(1,445)	9,454

FHLB Advances	(736)	(832)	(1,568)	(1,573)	(1,681)	(3,254)

Other Borrowings	(12)	(12)	(24)	(16)	(16)	(32)

Total interest bearing liabilities	$1,974	$(3,876)	$(1,902)	$5,432	$(9,472)	$(4,040)

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $61,403,000 and $61,336,000 (or 2.85% and 2.64% of gross outstanding loans) at June 30, 2009 and December 31, 2008, respectively.  There was a $101,005,000 total provision for loan losses primarily related to impaired loans, during the three month period ended June 30, 2009, compared to $44,743,000 including $43,468,000 related to impaired loans for the same period of 2008. There was a $108,505,000 total provision for loan losses primarily related to impaired loans, during the six-month period ended June 30, 2009, compared to $55,533,000 including $52,503,000 related to impaired loans for the same period of 2008.  For the three and six months ended June 30, 2009, the Company generated net loan charge-offs of $108,067,000 and $108,739,000, respectively, compared to net loan charge-offs of $34,244,000 for both the three and six months ended June 30, 2008.  The Company had loan recoveries of $80,000 and $18,000 during the six months ended June 30, 2009 and 2008, respectively.

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

	June 30, 2009 (Restated)		December 31, 2008
	Allowance for Loan Losses	Ratio of Loans to Total Loans	Allowance for Loan Losses	Ratio of Loans to Total Loans
Commercial	$3,148	11%	$15,121	12%
Real Estate	37,425	64%	22,737	62%
Real Estate Construction	20,830	25%	23,478	26%
Government Guaranteed	—	—	—	—
Other	—	—	—	—
Unallocated	—	—	—	—

Total	$61,403	100%	$61,336	100%

Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing assets.  Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of June 30, 2009 First Regional had $7,879,000 in loans past due 90 or more days which were still accruing interest, and $21,312,000 in other real estate owned.  The Company’s non-performing assets as of June 30, 2009, which consist of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and other real estate owned, were as follows:

	June 30, 2009 (Restated)		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Loans On Non-Accrual Status:
Land Loans	18	$67,880,000	4	$22,506,000
Construction Loans	12	134,709,000	5	39,297,000
Commercial real estate loans	8	31,679,000	8	16,357,000
Apartment loans	12	59,021,000	0	—
Residential loan	3	8,207,000	1	7,096,000
Condominium complexes	4	13,077,000	0	—
Unsecured Loans	14	9,709,000	5	7,261,000

Net Non-Accrual Loans		324,282,000		92,517,000

90 or More Days Past Due:
Land loans	1	3,400,000	3	14,200,000
Apartment loan	—	—	1	4,340,000
Commercial real estate loan	1	4,251,000	—	—
Unsecured loan	3	228,000	—	—

Total Loans Past Due 90 days or more		7,879,000		18,540,000

Total Non-Performing Loans		$332,161,000		$111,057,000

Other Real Estate Owned, Net:
Land	5	5,770,000	3	2,908,000
Apartment	1	5,311,000	1	3,444,000
Condominium conversion	—	—	1	3,259,000
Residential loan	1	3,931,000	—	—
Construction loan	1	6,300,000	—	—

Total Other Real Estate Owned, Net		21,312,000		9,611,000

Total Non-Performing Assets		$353,473,000		$120,668,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

	June 30, 2009 (Restated)		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Apartment loans	9	$67,887,000	10	$60,883,000
Land loan	1	25,220,000	1	4,831,000
Commercial real estate loans	3	31,223,000	—	—
Unsecured loans	4	1,483,000	1	24,221,000
Construction loan	1	1,806,000	1	14,198,000

Total Performing Assets Considered Impaired		$127,619,000		$104,133,000

Total Performing and Non-Performing Loans Considered Impaired		$459,780,000		$215,190,000

Thus, at June 30, 2009 and December 31, 2008, the Company has identified non-performing and performing loans, net of charge-offs, totaling $459,780,000 and $215,190,000, which it concluded were impaired.  These loans are principally secured by real estate or other guarantees.  The Company’s policy is generally to discontinue the accrual of interest income on non-performing impaired loans, and to recognize income on such loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and non-performing impaired loans, which at June 30, 2009 and December 31, 2008 totaled $39,795,000 and $32,264,000 for the loans as a group.

Other real estate owned includes properties acquired through foreclosure. The Company had five (5) OREO properties December 31, 2008.  During the first six months of 2009, the Company acquired five (5) OREO properties and sold two (2) OREO properties for a total of eight (8) OREO properties at June 30, 2009.

At June 30, 2009, the Company has identified loans having an aggregate average balance of $269,179,000, which it concluded were impaired under SFAS No. 114.  By comparison, at June 30, 2008, the Company had identified loans having an aggregate average balance of $68,702,000, which it concluded were impaired under SFAS No. 114.  Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability of impairment.  Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors.  Management then determines the inherent loss potential and allocates a portion of the allowance for losses and or charges off a portion of the balance for each of these credits.

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

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first six months of 2009 compared to the same period of 2008.  Operating expenses rose to a total of $19,043,000 for the second quarter of 2009 from $14,857,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 operating expenses totaled $35,533,000, an increase from $27,399,000 for the corresponding period in 2008.  Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

Salary and related benefits decreased by $251,000 (3.0%), declining from a total of $8,487,000 for the second quarter of 2008 to $8,236,000 for the same period in 2009, and for the six months ended June 30, 2009 decreased to $17,052,000 from $17,973,000 for the six month period in 2008.  The six-month period decrease in this expense category principally reflects decreases in staffing and also reflects employee incentive adjustments.  Occupancy expense rose to $2,022,000 for the six months ended June 30, 2009 from $1,923,000 in the same period of 2008. The increase reflects the rent paid on additional space at the various facilities which house the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2009 compared to the prior year, increasing from $7,503,000 for the first six months of 2008 to $16,459,000 for the same period of 2009 and increased from $5,416,000 in 2008 to $9,776,000 for the second quarter of 2009.

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

The combined effects of the above-described factors resulted in a loss before taxes of $103,471,000 for the three months ended June 30, 2009 compared to a loss of $33,002,000 for the second quarter of 2008.  For the six months ended June 30, 2009 the loss before taxes is $109,408,000 compared to a loss of $24,767,000 for the first six months of the prior year.

During the second quarter of 2009, the Company established a deferred tax valuation allowance of $50,964,000.  Of this amount, $20,670,000 represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset. The remainder of the valuation allowance is associated with deferred tax assets that are associated with the current year’s continued losses.  During this quarter, the Company’s provision for taxes increased from a tax benefit of $14,489,000 in 2008 to a tax provision of $7,311,000 in 2009.  For the six months ended June 30, 2009, the tax provisions were $4,611,000 compared to tax benefit of $10,989,000 in 2008.  The effective tax rate for the six-month periods ended June 30, 2009 and 2008 are 4.2% and (44.4%), respectively.

This brought net loss for the second quarter of 2009 to $110,782,000 compared to a net loss of $18,513,000 for the same period in 2008. For the six months ended June 30, net loss in 2009 was $114,019,000, while 2008 net income for the same period was $13,778,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2009
U.S. Treasury Securities	$2,248	$1	$—	$2,249
U.S. Government sponsored Enterprise debt securities	23,712	1,041	—	24,753

	$25,960	$1,042	$—	$27,002

December 31, 2008
U.S. Treasury Securities	$249	$1	$—	$250
U.S. Government sponsored Enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At June 30, 2009 and December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at June 30, 2009 and December 31, 2008:

		June 30, 2009 (Restated)	December 31, 2008
		(Dollars in Thousands)

	Commercial loans	$227,559	$276,885
	Real estate construction loans	535,036	603,866
	Land loans	208,290	249,468
	Apartment loans	553,091	541,330
	Other real estate loans	625,587	647,960
	Government guaranteed loans	837	1,337
	Other loans	1,193	2,601

	Total loans	2,151,593	2,323,447

Less	– Allowances for loan losses	(61,403)	(61,336)
	– Deferred loan fees	(3,504)	(4,632)
	Net loans	$2,086,686	$2,257,479

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

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At June 30, 2009 and December 31, 2008, the Company had $857,031,078 and $1,042,205,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, including negative amortization loans, or “option-ARMs”.

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

Non-accrual loans, net of charge-offs, totaled $324,282,000 and $92,517,000 at June 30, 2009 and December 31, 2008, respectively.  Loans which were past due by 90 days or more but not on non-accrual were $7,879,000 and $18,540,000 at June 30, 2009 and December 31, 2008, respectively.  The Bank had $35,341,000 and $0 in troubled debt restructured loans as of June 30, 2009 and December 31, 2008, respectively.  These restructured loans were various multifamily and one single family residence loans, and provided for forgiveness of principal and other concessions.

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

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 4.2% of total deposits at June 30, 2009.  This level represents a increase from the 4.1% liquidity level, which existed on December 31, 2008. In addition, at June 30, 2009 some $15,837,000 of the Bank’s total assets consisted of government guaranteed assets, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 104% and 106% as of June 30, 2009 and December 31, 2008, respectively.

The Company utilizes a variety of funding sources in conducting its operations, including the use of “brokered deposits” as defined by banking regulators.  Such brokered deposits totaled $760 million at December 31, 2008.  As a result of First Regional Bank’s regulatory agreement with the FDIC and the DFI, the bank is prohibited from accepting or renewing any brokered deposit, as defined, unless it receives a waiver from the FDIC.  The bank has not received a brokered deposit waiver, and has no plans to seek such a waiver at this time.  Instead, existing brokered deposits are being allowed to leave the bank as they mature.  As of June 30, 2009 the balance of the brokered deposits had been reduced to $518 million; of these, $268 million mature in 2009, $158 million mature in 2010, and $92 million mature in 2011.  The bank anticipates that future brokered deposit outflows, as well as normal deposit activity by customers, will be accommodated using the proceeds of loan repayments, and other lines of credit.

Because customer loan and deposit activity can be unpredictable, the bank maintains various supplemental funding sources, including borrowing lines with the Federal Home Loan Bank, the Federal Reserve Discount Window, and other lines of credit.  The bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $110,000,000 at June 30, 2009.  FHLB borrowings are secured by $658,988,000 in multifamily and commercial real estate loans available as collateral at the FHLB.  As of June 30, 2009, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $137,657,000 based upon collateral currently pledged.  Subsequent to quarter end, the Bank initiated a line at the Federal Reserve Discount Window.

The bank believes that it has sufficient liquid assets and supplemental funding sources available to accommodate future brokered deposit outflows and customer activity that can reasonably be anticipated.  Should the bank be unable, however, to accommodate future brokered deposit outflows or customer activity this would threaten the bank’s ability to remain viable.

Total shareholders’ equity was $36,739,000 and $150,147,000 as of June 30, 2009 and December 31, 2008, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	June 30, 2009	December 31, 2008

Leverage Ratio (Tier 1 Capital to Average Assets
Regulatory requirement	4.00%	4.00%
Company	1.98%	8.19%
Bank	5.46%	9.19%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

For the quarter ended June 30, 2009 the Bank’s Tier 1 leverage ratio was 5.46%, so the Bank is not in compliance with this requirement of the regulatory order.  Based on their respective capital ratios as of June 30, 2009, the Company is considered “significantly undercapitalized” while the Bank is considered “undercapitalized.”  The Bank will develop a Capital Restoration Plan to address this deficiency, which will likely contemplate several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors.  There can be no assurances that these approaches will be successful.  Should the Bank be unable to increase its capital to acceptable levels, or should its capital levels deteriorate further, the Bank could be subject to additional regulatory action.

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	June 30, 2009	December 31, 2008

Tier 1 Capital to Risk-Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	2.16%	8.09%
Bank	5.88%	9.08%

	June 30, 2009	December 31, 2008

Total Capital to Risk-Weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	4.32%	11.28%
Bank	7.15%	10.34%

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

The principle components of the agreement, and the status of the Bank’s compliance efforts, are as follows:

•                  Retain qualified management, and continue the active involvement of the board of directors in management of the Bank.  The regulatory agreement calls for management to be evaluated based on its ability to comply with the agreement and restore the Bank to safe and sound condition.  To the extent that management has not yet fully achieved these objectives, full compliance with the regulatory agreement has not yet been achieved.

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

The $12 million capital increase called for in the agreement, as well as a subsequent $5 million contribution, was made by First Regional Bancorp in the first quarter of 2009 using its existing cash reserves.  The schedule referred to in the agreement calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30.  For the quarter ended June 30, 2009 the Bank’s Tier 1 leverage ratio was 5.46%, so the Bank is not in compliance with this requirement of the regulatory order.  The Bank will develop a Capital Restoration Plan to address this deficiency, which will likely contemplate several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors.  There can be no assurances that these approaches will be successful.  Should the Bank be unable to increase its capital to acceptable levels, or should its capital levels deteriorate further, the Bank could be subject to additional regulatory action.

No dividends have been declared by the Bank.

•                  Eliminate from the books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule.

This provision relates solely to the Bank’s classified assets as of June 30, 2008.  The assets classified loss and the portion of the assets classified doubtful were eliminated from the Bank’s books by the end of 2008.  The Bank developed a written plan to reduce the remaining classified assets, and has implemented it.  The schedule referred to in the agreement calls for the Bank to reduce the classified assets from their original level of $218 million to $130 million by June 30, and to $110 million by September 30.  As of June 30 the balance of these classified assets had been reduced to $73.5 million, meaning that the Bank has met both the June 30 and the September 30 goals.  The Bank is continuing its efforts to collect all of the classified assets even though the goals contained in the agreement have already been met.

•                  Create and implement a plan to increase the diversification of the Bank’s lending activities.

The Bank has adopted and implemented the diversification plan called for in the agreement. Under the plan, over time the Bank will reduce the amount of real estate lending it does, and increase its other types of lending.  The Bank has also adopted revised policies limiting the permissible amount of credit that may be granted to a borrower and his related interests to 50% of Tier 1 capital until December 31, 2009, and to 25% of Tier 1 capital thereafter.

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

Such violations included certain technical violations, such as regulations requiring a bank to prepare an updated evaluation of real property value, even for a loan extension made with no new money lent.  The Bank is in the process of correcting all previous appraisal-related violations by obtaining an updated appraisal or by performing a collateral evaluation.

As evidenced above, the Bank has made progress thus far in complying with most aspects of the February 2009 regulatory agreement.  The Bank will continue its efforts to achieve full compliance, especially in the areas of management, capital, and violations of laws and regulations.

The allowance for loan losses and provision for credit losses were increased to reflect the qualitative reserve factors utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s July through September, 2009 regulatory examination by the FDIC and the DFI. The regulatory exam findings also reflect certain loan grading changes. As a result of these findings, we concluded that the allowance for loan losses as of June 30, 2009 should be increased by $69.9 million to reflect these matters, an additional $50.6 million in loan charge-offs, $1.3 million in interest reversal on impaired loans, $1.2 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20.7 million cost of establishing a valuation allowance for deferred tax assets.

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

The revised plan was adopted and implemented.  Based on recent operating results, however, the Company has failed to maintain sufficient capital on a consolidated and a bank-only basis.  A Capital Restoration Plan will be developed to address this deficiency, which will likely contemplate several approaches to increasing capital to acceptable levels. There can be no assurances that these approaches will be successful.    Should the Company or the Bank be unable to increase capital to acceptable levels, or should capital levels deteriorate further, the Company and/or the Bank could be subject to additional regulatory action.

As just described, the Company expects to achieve and maintain full compliance with its written agreement.

In the interest of preserving its remaining cash reserves, the Company intends to defer interest payments on its trust-preferred securities.  The Company has the right to defer interest payments for up to five years under the indentures governing its various trust-preferred securities.

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

(In Thousands)

			One month	Six months	One year		Non-interest
	Floating	Less than	but less than	but less than	but less than	Five years	earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total
Federal funds sold	$18,710	$0	$0	$0	$0	$0	$0	$18,710
Interest-bearing deposits in financial institutions	0	12,004	2,002	0	0	0	0	14,006
Investment securities	0	0	3,249	0	2,631	21,122	0	27,002
Subtotal	18,710	12,004	5,251	0	2,631	21,122	0	59,718

Loans, net of allowance for losses	1,936,224	2,005	40,035	72,407	36,015	0	0	2,086,686
Total earning assets	1,954,934	14,009	45,286	72,407	38,646	21,122	0	2,146,404

Cash and due from banks	0	0	0	0	0	0	24,065	24,065
Premises and equipment	0	0	0	0	0	0	4,524	4,524
Other real estate owned	0	0	0	0	0	0	21,312	21,312
Federal Home Loan Bank stock	7,359	0	0	0	0	0	0	7,359
Other assets	0	0	15,000	0	0	0	68,330	83,330
Total non-earning assets	7,359	0	15,000	0	0	0	118,231	140,590

Total assets	$1,962,293	$14,009	$60,286	$72,407	$38,646	$21,122	$118,231	$2,286,994

Federal Home Loan Bank advances	$110,000	$0	$0	$0	$0	$0	$0	$110,000
Federal Funds Purchased	0	0	0	0	0	0	0	0
Subtotal	110,000	0	0	0	0	0	0	110,000

Other deposits	52,960	0	0	0	0	0	0	52,960
Money market deposits	514,028	0	0	0	0	0	0	514,028
Time deposits	0	154,699	577,027	178,299	134,153	0	0	1,044,178
Subordinated debentures	0	0	100,517	0	0	0	0	100,517
Total interest bearing liabilities	676,988	154,699	677,544	178,299	134,153	0	0	1,821,683

Demand deposits	0	0	0	0	0	0	399,433	399,433
Other liabilities	0	0	0	0	0	0	29,139	29,139
Shareholders’ equity	0	0	0	0	0	0	36,739	36,739
Total non-interest bearing liabilities and shareholders’ equity	0	0	0	0	0	0	465,311	465,311

Total liabilities and shareholders’ equity	$676,988	$154,699	$677,544	$178,299	$134,153	$0	$465,311	$2,286,994

GAP	$1,285,305	$(140,690)	$(617,258)	$(105,892)	$(95,507)	$21,122	$(347,080)	$0

Cumulative GAP	$1,285,305	$1,144,615	$527,357	$421,465	$325,958	$347,080	$0	$0

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of June 30, 2009 and management reported that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the restatement of our financial statements as discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements a re-evaluation was performed as of June 30, 2009 under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were not effective as of June 30, 2009, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses.

The Company has restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 in this Form-10Q/A as discussed in Note 2 to those financial statements.  The Company has taken certain other remedial actions as of the date of filing of this Form-10Q/A and believes that the condensed consolidated financial statements included in this Form-10Q/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash folws to the periods presented.

Changes in Internal Control Over Financial Reporting

The Company has identified a material weakness as described above.  There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Steps to Address Material Weakness

As of the date of this amended filing, the Company is in the process of establishing new policies and procedures with respect to how the allowance for loan losses are established and disclosed.

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

FIRST REGIONAL BANCORP

Date: November 23, 2009	/s/ H. Anthony Gartshore
H. Anthony Gartshore,
President & Chief Executive Officer

Date: November 23, 2009	/s/ Thomas E. McCullough
Thomas E. McCullough, Corporate Secretary

Date: November 23, 2009	/s/ Elizabeth Thompson
Elizabeth Thompson, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment of Articles of Incorporation, dated July 6, 2009, of First Regional Bancorp

3.2	Certificate of Amendment of Articles of Incorporation, dated July 31, 2006, of First Regional Bancorp

3.3	Certificate of Amendment of Articles of Incorporation, dated November 24, 1987, of First Regional Bancorp

3.4	Certificate of Amendment of Articles of Incorporation, dated September 21, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

3.5	Articles of Incorporation, dated February 18, 1981, of First Regional Bancorp (formerly known as Great American Bancorp)

31.1	Certification of the Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Corporate Secretary furnished pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act