Form 10-Q
period 2009-09-30
FIRST REGIONAL BANCORP
filed 2009-11-23
CIK 356708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Quarter Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	11,836,016
Class	Outstanding on November 23, 2009

FIRST REGIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands Except Share Data)

(Unaudited)

	September 30, 2009	December 31, 2008

Assets:
Cash and cash equivalents:
Cash and due from banks	$27,124	$19,192
Federal funds sold	20,695	42,340
Total cash and cash equivalents	47,819	61,532

Investment securities, available for sale - at fair value - amortized cost of $25,834 (2009) and $24,204 (2008)	27,188	24,727
Interest-bearing deposits in financial institutions	14,313	2,008
Federal Home Loan Bank stock — at cost	7,990	6,557
Loans - net of allowance for losses of $70,798 (2009) and $61,336 (2008)	1,916,812	2,257,479
Premises and equipment - net of depreciation and amortization of $7,331 (2009) and $6,265 (2008)	4,281	4,812
Other real estate owned	73,156	9,611
Accrued interest receivable and other assets	83,460	98,415
Total Assets	$2,175,019	$2,465,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$387,862	$368,517
Interest bearing:
Time deposits	926,128	1,101,319
Other deposits	52,300	50,011
Money market deposits	491,797	610,125
Total deposits	1,858,087	2,129,972

Federal Home Loan Bank advances	170,000	60,000
Accrued interest payable and other liabilities	23,924	24,505
Subordinated debentures	100,517	100,517
Total Liabilities	2,152,528	2,314,994

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Common Stock — no par value; authorized 150,000,000 shares; Outstanding 11,836,000 (2009) and 11,834,000 (2008)	45,467	45,005
Retained earnings(deficit)	(23,761)	104,839
Accumulated other comprehensive income - net of tax	785	303
Total Shareholders’ Equity	22,491	150,147

Total Liabilities and Shareholders’ Equity	$2,175,019	$2,465,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest on loans	$22,954	$37,136	$75,250	$113,389
Interest on investment securities	327	329	968	1,005
Interest on deposits in financial institutions	13	13	39	136
Interest on federal funds sold	18	105	78	278
Total interest income	23,312	37,583	76,335	114,808

INTEREST EXPENSE:
Interest on deposits	8,117	11,884	28,930	32,388
Interest on subordinated debentures	639	1,210	2,416	4,050
Interest on FHLB advances	83	750	165	4,086
Interest on other borrowings	—	1	—	33
Total interest expense	8,839	13,845	31,511	40,557

Net interest income	14,473	23,738	44,824	74,251

PROVISION FOR LOAN LOSSES	13,462	10,418	121,967	65,951

Net interest income (loss) after provision for loan losses	1,011	13,320	(77,143)	8,300

OTHER OPERATING INCOME:
Customer service fees	2,165	1,756	5,820	5,611
Other — net	251	637	875	4,434
Total other operating income	2,416	2,393	6,695	10,045

OTHER OPERATING EXPENSES:
Salaries and related benefits	7,994	7,815	25,046	25,788
Occupancy expense	1,016	993	3,038	2,916
Equipment expense	491	536	1,385	1,440
Promotion expense	124	161	323	487
Professional service expense	1,335	1,357	4,111	3,112
Customer service expense	277	371	875	1,404
Supplies and communication expense	334	329	997	1,045
FDIC Assessment	1,922	512	8,229	1,481
Reserve for VISA litigation (reversal)	—	—	—	(2,232)
Other	4,515	1,868	9,537	5,900
Total other operating expenses	18,008	13,942	53,541	41,341

Income (loss) before income taxes benefit	(14,581)	1,771	(123,989)	(22,996)

PROVISION FOR INCOME TAXES (BENEFIT)	—	589	4,611	(10,400)

NET INCOME (LOSS)	$(14,581)	$1,182	$(128,600)	$(12,596)

EARNINGS (LOSS) PER SHARE (Note 7)
Basic	$(1.23)	$0.10	$(10.87)	$(1.07)
Diluted	$(1.23)	$0.09	$(10.87)	$(1.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net Loss	$(128,600)	$(12,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	121,967	65,951
Provision for loss on other real estate owned	1,583	—
Depreciation and amortization	1,068	1,013
Amortization of investment securities premiums and discounts-net	33	29
Stock compensation costs	455	379
Federal Home Loan Bank stock dividends	(15)	(548)
Net loss on sale of other real estate owned	575	0
Realized gain on sale of VISA stock investments	—	(2,758)
Net gains on sale/disposal of premises and equipment	—	(3)
Impairment write down of investment securities	—	162
Tax benefit from stock options exercised	—	(44)
Deferred compensation expense	714	757
Deferred income tax (benefit)	13,280	(1,909)
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable and other assets	1,859	(21,618)
Decrease in accrued interest payable and other liabilities	(1,295)	(756)
Net cash provided by operating activities	11,624	28,059

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in financial institutions	(12,305)	5,038
Purchases of investment securities — available for sale	(5,491)	(1,486)
Proceeds from maturities of investment securities — available for sale	3,826	4,562
Purchases of Federal Home Loan Bank stock	(1,418)	(9,819)
Redemption of Federal Home Loan Bank stock	—	7,073
Net decrease (increase) in loans	142,977	(298,273)
Purchase of CRA investments included in other assets	(531)	(3,573)
Proceeds from sale of other real estate owned	10,020	0
Proceeds from sale of premises and equipment	—	8
Purchases of premises and equipment	(537)	(632)
Net cash provided by (used in) used in investing activities	136,541	(297,102)

FINANCING ACTIVITIES
Decrease in non-interest bearing deposits and and other interest bearing deposits	(96,694)	(299,371)
Net (decrease) increase in time deposits	(175,191)	622,983
Decrease in note payable	—	(100)
Increase (decrease) in Federal Home Loan Bank advances	110,000	(45,000)
Decrease in federal funds purchased	—	(20,955)
Stock options exercised	7	67
Tax benefit from stock options exercised	—	44
Common stock repurchased and retired	—	(1,978)
Common stock issued	—	378
Net cash (used in) provided by financing activities	(161,878)	256,068

Decrease in cash and cash equivalents	(13,713)	(12,975)
Cash and cash equivalents, beginning of period	61,532	46,676
Cash and cash equivalents, end of period	$47,819	$33,701

Supplemental Disclosures of Cash Flow Information — cash paid during the period for:
Interest paid	$33,010	$36,342
Income taxes paid	$2,600	$13,500
Supplemental Disclosures of non-cash investing and financing activities:
Other real estate owned acquired through foreclosure	$75,723	$4,605
Loan to facilitate sale of other real estate owned	$2,600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST REGIONAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The accompanying financial information has been prepared assuming that First Regional Bancorp will continue as a going concern.  The ability of the Company to continue as a going concern is dependent on many factors.  The Company has suffered recurring operating losses from operations, and at September 30, 2009 its capital ratios had declined below the level considered “adequately capitalized” by its regulators.  Continued operating losses or further declines in capital levels could raise uncertainty about the ability of the Company to continue as a going concern.  The financial information does not include any adjustments that might result from the eventual outcome of this uncertainty.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject. Management believes that based on their respective capital ratios as of September 30, 2009, and currently, the Company is considered “significantly undercapitalized” while the Bank is considered “undercapitalized”.

The Bank is also subject to a regulatory order with the FDIC and the DFI that calls for the Bank to increase its Tier 1 leverage ratio to 10% by September 30, 2009 and maintain at least that level thereafter.  For the quarter ended September 30, 2009 the Bank’s Tier 1 leverage ratio was 5.35%, so the Bank is not in compliance with this requirement of the regulatory order.  A Capital Restoration Plan has been developed to address this deficiency, which contemplates several approaches to increasing capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors. There can be no assurance that these approaches will be successful. Should the Company or the Bank be unable to increase capital to acceptable levels, or should capital levels deteriorate further, the Company and/or the Bank could be subject to additional regulatory action.

To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

A table showing the minimum capital ratios required for the Company and the Bank and the Company’s and the Bank’s actual capital ratios and actual capital amounts at September 30, 2009 and December 31, 2008, is as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital (to risk-weighted assets)
Company	$57,844	2.8%	$167,664	>8.0%	$209,580	>10.0%
Bank	$144,146	6.9%	$167,368	8.0%	$209,210	10.0%
Tier I capital (to risk-weighted assets)
Company	$28,922	1.4%	$83,832	4.0%	$125,748	6.0%
Bank	$117,420	5.6%	$83,722	4.0%	$125,583	6.0%
Tier I capital (to average assets)
Company	$28,922	1.3%	$89,681	4.0%	$112,101	5.0%
Bank	$117,420	5.4%	$87,791	4.0%	$109,738	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Company	$278,578	11.3%	$197,573	>8.0%	$246,966	>10.0%
Bank	$255,178	10.3%	$197,430	8.0%	$246,787	10.0%
Tier I capital (to risk-weighted assets)
Company	$199,775	8.1%	$98,776	4.0%	$148,164	6.0%
Bank	$223,946	9.1%	$98,655	4.0%	$147,982	6.0%
Tier I capital (to average assets)
Company	$199,775	8.2%	$97,570	4.0%	$121,963	5.0%
Bank	$223,946	9.2%	$97,470	4.0%	$121,842	5.0%

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

During February 2009, the Bank signed an order to cease and desist with the FDIC and the DFI to further strengthen the Bank’s operations.  Under the agreement, First Regional Bank will:

•                  Retain qualified management, and continue the active involvement of its board of directors in managing the Bank’s activities

•                  Increase its capital ratios based on a pre-determined schedule that calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30,2009, and develop a comprehensive capital plan to assure compliance with that schedule. No dividends may be declared without prior regulatory approval.

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

•                  Create and implement a comprehensive profit plan to improve the Bank’s earnings performance

•                  Update or revise the Bank’s written policies in the areas of credit administration and liquidity management

As part of the Bank’s 2009 regulatory examination by the FDIC and the DFI, there were certain loan grading changes and changes in the qualitative reserves resulting from declining trends noted in the delinquent, classified and non-performing loans. As a result of these findings, we concluded that the allowance for loan losses as of June 30, 2009 should be and was increased by $69.9 million to reflect these matters, an additional $50.6 million in loan charge-offs, $1.3 million in interest reversal on impaired loans, $1.2 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20.7 million cost of establishing a valuation allowance for deferred tax assets.

The Company utilizes a variety of funding sources in conducting its operations, including the use of “brokered deposits” as defined by banking regulators.  Such brokered deposits totaled $760,000,000 at December 31, 2008.  As a result of First Regional Bank’s regulatory agreement with the FDIC and the DFI, the bank is prohibited from accepting or renewing any brokered deposit, as defined, unless it receives a waiver from the FDIC.  The bank has not received a brokered deposit waiver, and has no plans to seek such a waiver at this time.  Instead, existing brokered deposits are being allowed to leave the bank as they mature.  As of September 30, 2009 the balance of the brokered deposits had been reduced to $411,479,000; of these, $162,177,000 mature in 2009, of which $74,000,000 was paid out in October, leaving a total of $88,177,000 maturing in November and December,2009, $157,928,000 mature in 2010, and $91,374,000 mature in 2011. The bank anticipates that future brokered deposit outflows, as well as normal deposit activity by customers, will be accommodated using the proceeds of loan repayments, and other lines of credit.

In the interest of preserving its remaining cash reserves, First Regional Bancorp intends to defer interest payments on its trust preferred securities.  First Regional has the right to defer interest payments for up to five years under the indentures governing its various trust preferred securities.

In September 2009, the Bank received a Prompt Corrective Action Notification of Capital letter from the FDIC.  The letter indicated that the banks capital category was considered “undercapitalized” as of June 30, 2009.  The letter reminded the Bank of the requirement for undercapitalized institutions to develop a Capital Restoration Plan, and of restrictions on growth, branching, and new lines of business imposed pursuant to section 38 of the Federal Deposit Insurance Act.  The Bank has developed a Capital Restoration Plan to address this deficiency, which contemplates several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors. There can be no assurance that these approaches will be successful.

NOTE 3:  Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, did not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this ASC 820-10-65-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820-10-65-4 in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 320-10 (Formerly FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This ASC 320-10 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This issuance also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825 (formerly FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this ASC Topic 825. However, this does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, Topic 825 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC Topic 825 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 (formerly Statement No. 165) “Subsequent Events,” to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is to be applied to the accounting for and disclosure of subsequent events, and is applied to both interim and annual financial statements. This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. Events that occurred subsequent to September 30, 2009 have been evaluated by the Company’s management in accordance with ASC 855 through the time of filing this report on November 23, 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) “Transfers and Servicing.”  This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. ASC Topic 860 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date. However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date. Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes. Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. We are in the process of evaluating the impact that the adoption of ASC Topic 860 will have on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Under FASB’s Codification at ASC 105-10-65-1d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and we are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, which is now codified in FASB ASC 105, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  ASC 105 was effective for interim and annual financial statements issued after September 15, 2009.  The adoption of ASC 105 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

In September 2009, ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),”was issued.  The issuance allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.  Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, consequently, there will be no impact to our financial statements.

NOTE 4:  Allowance for Loan Losses and Unfunded Loan Commitments

An analysis of the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance — beginning of period	$61,403	$44,152	$61,336	$22,771
Provision for loan losses	13,462	10,418	121,967	65,951
Loans charged off
Real estate construction	(792)	—	(56,277)	(33,990)
Real estate secured	(3,059)	—	(23,152)	—
Unsecured	(246)	—	(33,407)	(254)
	(4,097)	—	(112,836)	(34,244)
Allowance for unfunded loan commitments and lines of credit	(106)	104	115	178
Recoveries on loans previously charged off	136	—	216	18

Balance — end of period	$70,798	$54,674	$70,798	$54,674

Management believes the allowance for loan losses as of September 30, 2009, is adequate to absorb losses inherent in the loan portfolio.  While the Company is responsible for determining the adequacy of the allowance, Management’s estimates of the allowance are subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “CDFI”) upon examination of the Bank by such authorities.

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

The increase in the provision for loan losses, loans charged off and the allowance for loan losses for the three and nine months ended September 30, 2009 reflect an adjustment to the factors utilized in calculating the allowance for loan losses.  These include recent trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, as well as changes in property values in the market areas served by the Bank.  The increase in the recorded investment in non-performing and performing impaired loans is a result of continued deterioration in the real estate market during the year.  All impaired loans are evaluated for specific reserves and charge-offs as appropriate.  Due to these deterioration factors, the Company has also increased the general reserve for non-impaired loans.

At September 30, 2009 and December 31, 2008, the recorded investment in non-performing and performing impaired loans net of charge-offs was $416,267,000 and $215,190,000, with specific reserves of $37,813,000 and $32,264,000, respectively.  All loans for which impairment had been recognized had a related specific reserve or had been partially charged off at September 30, 2009 and December 31, 2008.

The average recorded investment in impaired loans during the third quarter ended September 30, 2009 and 2008 was $272,032,000, and $103,116,000, respectively.  Interest income of $ 40,000 and $0 on impaired loans was recognized for cash payments received in the first nine months of 2009 and 2008, respectively.  Foregone interest on impaired loans during the first nine months of 2009 and 2008 was $6,953,000 and $2,494,000, respectively.

NOTE 5:  Fair Value Disclosures

FASB ASC 820 Fair Value Measurements and Disclosures (Formerly SFAS No. 157) provides a framework for measuring fair value under GAAP.  This standard applies to all financial assets and liabilities, and certain non-financial assets and liabilities, that are being measured and reported at fair value on a recurring or non-recurring basis.  For the Company, this includes the investment securities available-for-sale (“AFS”) portfolio, impaired loans, and other real estate owned (“OREO”).

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available, or the prices of other securities with similar characteristics.  Level 1 securities include both U.S. Treasury and actively traded U.S. government sponsored enterprise debt securities, and Level 2 securities are comprised of U.S. government sponsored enterprise debt securities in accordance with GAAP.

Impaired Loans — In accordance with GAAP, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of September 30, 2009, collateral dependent impaired loans totaled $314,729,000 net of the specific reserves.  Collateral dependent impaired loans fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals of the underlying collateral.

OREO — In accordance with GAAP, at the acquisition date, the Company’s OREO assets are recorded at fair value, which is determined based on the most recent appraisal information received.  Subsequent to the acquisition date, the Company’s OREO assets are reported at the lower of carrying amount or fair value, which is determined based on the most recent appraisal information received.  Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation.  As of September 30, 2009, OREO assets totaled $73,156,000, net of valuation allowance. OREO assets fall within Level 3 of the fair value hierarchy since they were measured at fair value based on appraisals.

The balances of assets measured at fair value on a recurring basis as of September 30, 2009 were as follows (in $1,000’s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

U. S. Treasury Securities	$2,249	$2,249	$—
U. S. Government Sponsored Enterprise debt securities	24,939	1,000	23,939

Securities available for sale	$27,188	$3,249	$23,939

The amortized cost and estimated fair values of securities available for sale as of September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
U.S. Treasury Securities	$2,248	$1	$—	$2,249
U.S. Government sponsored Enterprise debt securities	23,586	1,353	—	24,939

	$25,834	$1,354	$—	$27,188

December 31, 2008
U.S. Treasury Securities	$249	$1	$—	$250
U.S. Government sponsored Enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At September 30, 2009 and December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

The balances of assets measured at fair value on a non-recurring basis as of September 30, 2009 and the total losses resulting from the fair value adjustments as of September 30, 2009 were as follows (in $1,000’s):

			Total Losses
	Total	Significant Unobservable Inputs (Level 3)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009

Impaired loans (1)	$334,818	$334,818	$(452)	$(83,648)

OREO (2)	77,825	77,825	(236)	(1,397)
Balance at September 30, 2009	$412,643	$412,643	$(688)	$(85,045)

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

There were no material liabilities carried at fair value, measured on a recurring or non-recurring basis at September 30, 2009.

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$27,124	$27,124	$19,192	$19,192
Federal funds sold	20,695	20,695	42,340	42,340
Interest-bearing deposits in financial institutions	14,313	14,313	2,008	2,008
Investment securities available for sale	27,188	27,188	24,727	24,727
Federal Home Loan Bank Stock	7,990	7,990	6,557	6,557
Loans	1,916,812	1,920,647	2,257,479	2,327,785
Accrued interest receivable	6,195	6,195	9,462	9,462
Liabilities:
Deposits:
Non-interest bearing	$387,862	$387,862	368,517	368,517
Interest-bearing:
Time deposits	926,128	931,119	1,101,319	1,132,401
Money market and other deposits	544,097	544,097	660,136	660,136
Subordinated debentures	100,517	100,517	100,517	100,805
Federal funds purchased	—	—	—	—
Federal Home Loan Bank advances	170,000	170,000	60,000	60,000
Accrued interest payable	7,740	7,740	8,985	8,985

Fair values of commitments to extend credit and standby letters of credit are immaterial as of September 30, 2009 and December 31, 2008.

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

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis. The recorded book value of $311,168,000 in 2009 and $111,057,000 in 2008 on non-performing and performing loans were not included in the fair value amounts because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The fair value of the junior subordinated deferrable debentures is estimated by discounting the cash flows through maturity based on prevailing market rates at each reporting date.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6:  Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure.  The Company had five (5) OREO properties December 31, 2008.  During the nine months of 2009, the Company acquired fourteen (14) OREO properties and sold four (4) OREO properties for a total of fifteen (15) OREO properties at September 30, 2009.  The balance of other real estate owned is as follows (in thousands):

	September 30, 2009		December 31, 2008
	Number of Properties	Amount	Number of Properties	Amount

Other Real Estate Owned, Net:
Land	5	$14,276	3	$2,908
Apartments	7	46,438	1	3,444
Condominium conversion	—	—	1	3,259
Residential	2	6,142	—	—
Construction	1	6,300	—	—

Total Other Real Estate Owned, Net		$73,156		$9,611

NOTE 7:  Earnings per Share and Stock Based Compensation

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  Due to the net loss recorded during the three and nine months ended September 30, 2009 and during the nine months ended September 30, 2008, incremental shares resulting from the assumed conversion, exercise or contingent issuance of securities is not included as their effect on earnings or loss per share would be anti-dilutive.  A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings (loss) per share is:

	Three Months Ended September 30, 2009
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(14,581,000)	11,836,000	$(1.23)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(14,581,000)	11,836,000	$(1.23)

	Three Months Ended September 30, 2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Earnings Per Share
Income available to common shareholders	$1,182,000	11,822,000	$0.10

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	937,000	(0.01)

Diluted Earnings Per Share
Income available to common shareholders	$1,182,000	12,759,000	$0.09

	Nine Months Ended September 30, 2009
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(128,600,000)	11,836,000	$(10.87)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(128,600,000)	11,836,000	$(10.87)

	Nine Months Ended September 30, 2008
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic Loss Per Share
Loss available to common shareholders	$(12,596,000)	11,813,000	$(1.07)

Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	—	—

Diluted Loss Per Share
Loss available to common shareholders	$(12,596,000)	11,813,000	$(1.07)

As discussed above, anti-dilutive shares from stock options are excluded from the computation of loss per share.  The anti-dilutive stock options totaled 2,360,000 for the three and nine months ended September 30, 2009.  There were 711,000 and 2,330,000 anti-dilutive stock options for the three and nine months ended September 30, 2008, respectively.

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

Under all plans, options may be granted at a price not less than the fair market value of the stock at the date of the grant.

A summary of the award activity under the stock option plans as of September 30, 2009 and changes during the nine-month period is presented below:

			Weighted
	Shares (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding — January 1, 2009	2,330	$6.19

Granted	50	2.60
Exercised	(2)	2.92
Cancelled	(18)	13.01

Outstanding — September 30, 2009	2,360	$6.07	4.63 years	—

Vested or expected to vest at September 30, 2009	1,807	$5.72	4.36 years	—

Exercisable at September 30, 2009	1,655	$5.24	3.38 years	—

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $-0- and $1,000, respectively.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2008 was $45,000 and $106,000 respectively.  The total fair value of shares vested during the three and nine month periods ended September 30, 2009 was $298,000 and $605,000, respectively.  The total fair value of shares vested during the three and nine month periods ended September 30, 2008 was $132,000 and $411,000, respectively.

As of September 30, 2009, there was $1,960,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.87 years.  The Company received $7,000 and $67,000 cash from the exercise of stock options during the nine month periods ended September 30, 2009 and 2008, respectively.

For the three and nine month periods ended September 30, 2009, stock based compensation expense reduced income before taxes by $151,000 and $454,000 and reduced net income by $87,000 and $263,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended September 30, 2009, and reduced both basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2009  Cash provided by operating activities and cash provided by financing activities were not impacted during the nine months of 2009 as there were no excess tax benefits from the exercise of stock options.

For the three and nine month periods ended September 30, 2008, stock based compensation expense reduced income before taxes by $142,000 and $379,000 and reduced net income by $82,000 and $220,000.  This additional expense reduced both basic and diluted earnings per share by $0.01 for the three months ended September 30, 2008, and reduced both basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2008.  Cash provided by operating activities decreased by $44,000 and cash provided by financing activities increased by an identical amount for the first nine months of 2008 related to excess tax benefits from the exercise of stock options.

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

During the third quarter of 2009, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the third quarter of 2009, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carryforward period compared to the realization period forecasted in the first quarter of 2009. This extended realization period, combined with the objective evidence of a two-year cumulative loss position and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $57,344,000 deferred tax valuation allowance was required at September 30, 2009.  Of this amount, $20,670,000 represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset.  To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 0% and 3.7%, respectively.  The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 33.3% and (45.2)%, respectively.  The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the net operating losses incurred during the three and nine months ended September 30, 2009.

NOTE 9:  Commitments and Contingencies

As of September 30, 2009, the Bank had a total of $13,838,000 in financial and performance standby letters of credit outstanding.  No significant losses are anticipated as a result of these transactions.

NOTE 10:  Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized holding (losses) gains on available-for-sale securities.  For the three and nine month periods ended September 30, 2009 and 2008, the Company’s comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net income (loss)	$(14,581)	$1,182	$(128,600)	$(12,596)
Other comprehensive income (loss)	181	8	482	(158)

Total comprehensive income (loss)	$(14,400)	$1,190	$(128,118)	$(12,754)

NOTE 11:  Operating Segment Reports

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable business segments as of September 30, 2009 and 2008:  core banking operations, the administrative services in relation to TAS (as defined below), and Trust Services.  The following describes these three business segments:

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

Total assets of TAS at September 30, 2009 and December 31, 2008 were $1,188,000 and $951,000, respectively and total assets of Trust Services at September 30, 2009 and December 31, 2008 were $71,000 and $72,000, respectively.  The remaining assets reflected on the condensed consolidated balance Sheets of the Company are associated with core banking operations.

A table showing the net income (loss) for the core banking operations, administrative services, and trust services for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands).

	Three Month Period Ended September 30, 2009
	Core
	Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$14,473			$14,473
Provision for loan losses	13,462			13,462
Other operating income	1,069	$849	$498	2,416
Other operating expenses	17,005	687	316	18,008
Provision (benefit) for income taxes	(144)	68	76	—

Net income (loss)	$(14,781)	$94	$106	$(14,581)

	Three Month Period Ended September 30, 2008
	Core
	Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$23,738			$23,738
Provision for loan losses	10,418			10,418
Other operating income	1,239	$587	$567	2,393
Other operating expenses	12,881	758	303	13,942
Provision (benefit) for income taxes	550	(72)	111	589

Net income (loss)	$1,128	$(99)	$153	$1,182

	Nine Month Period Ended September 30, 2009
	Core
	Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$44,824			$44,824
Provision for loan losses	121,967			121,967
Other operating income	3,049	$2,072	$1,574	6,695
Other operating expenses	50,203	2,396	942	53,541
Provision (benefit) for income taxes	4,482	(136)	265	4,611

Net income (loss)	$(128,779)	$(188)	$367	$(128,600)

	Nine Month Period Ended September 30, 2008
	Core
	Banking Operations	Administrative Services	Trust Services	Combined Operations

Net interest income	$74,251			$74,251
Provision for loan losses	65,951			65,951
Other operating income	6,442	$1,864	$1,739	10,045
Other operating expenses	38,072	2,380	889	41,341
Provision (benefit) for income taxes	(10,540)	(217)	357	(10,400)

Net income (loss)	$(12,790)	$(299)	$493	$(12,596)

In addition, the operations of the administrative services positively affect the results of core banking operations by providing a source of low-cost deposits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

First Regional Bancorp does not conduct any significant business activities independent of First Regional Bank.  The following discussion and analysis relates primarily to the Bank.

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

As of September 30, 2009 total assets were $2,175,019,000 compared to $2,465,141,000 at December 31, 2008, a decrease of $290,122,000 or 11.8% and the September 30, 2009 asset level represents a $242,946,000 (10.1%) decrease over the $2,417,965,000 that existed on the same date in 2008.  The Company has made a deliberate effort to reduce total assets and net loans in concert with our ongoing program of shrinking the asset base.  Total deposits decreased by $271,885,000 or 12.8%, from $2,129,972,000 at the end of 2008 to $1,858,087,000 at September 30, 2009. While overall deposits decreased, the deposit decline was centered in time deposits, a $175,191,000 (15.9%) decrease and money market deposits, a $118,328,000 (19.4%) decrease, while non-interest bearing deposits and other deposits experienced an increase.  There were several changes in the composition of the Bank’s assets during the nine months of 2009.  The Bank’s loan portfolio decreased significantly by $340,667,000 during the nine-month period, bringing the Bank’s total loans, net of allowance for losses and deferred loan fees, to $1,916,812,000 at September 30, 2009 from the December 31, 2008 total of $2,257,479,000.  Reflecting the current severe economic conditions for the nine months ended September 30, 2009, First Regional has made $121,967,000 in provisions to its allowance for loan losses and charged off a total of $112,836,000 in loans.  These transactions brought the loan loss allowance to $70,798,000 or 3.56% of gross loans at September 30, 2009.  Non-performing assets as of the same date totaled $384,324,000, net of charge-offs, or 18.65% of gross loans, including other real estate owned of $73,156,000, compared to $120,668,000 at December 31, 2008.  The combined effect of the decrease in loans and the decrease in deposits was a slight decrease in the level of total liquid assets (cash and due from banks, Federal funds sold and investment securities).  Investment securities and interest-bearing deposits in financial institutions increased by $14,766,000, while cash and cash equivalents (cash and due from banks and Federal funds sold), decreased by $13,713,000 in order to accommodate the changes that took place in the rest of the balance sheet.

For the nine months ended September 30, 2009, the Company established a deferred tax valuation allowance of $57,344,000.  Of this amount, $20,670,000 represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset.  This valuation allowance was established in the second quarter of 2009.  The remainder of the valuation allowance is associated with deferred tax assets that are associated with the current year’s continued losses.

The Company had a net loss of $14,581,000 in the three months ended September 30, 2009, compared to net income of $1,182,000 in the third quarter of 2008.  The results for the nine months ended September 30, 2009 was a net loss of $128,600,000 compared to a net loss of $12,596,000 for the corresponding period of 2008, a decrease of 921%.

NET INTEREST INCOME

Net interest income is the excess of interest income earned on interest-earning assets over interest expense incurred on interest-bearing liabilities.  Interest income and interest expense are determined by the average volume of interest-bearing assets or liabilities, and the average rate of interest earned or paid on those assets or liabilities.  In contrast to the nine months of 2008, in the nine months of 2009 there was a slight increase in interest earning assets, excluding loans.  The Bank’s core loan portfolio decreased during the nine months of 2009.

Total interest income decreased by $14,271,000 (38%) for the third quarter of 2009 compared to the same period in 2008, and decreased by $38,473,000 (34%) for the nine-month period ended September 30, 2009 compared to the same period in 2008 although total average earning assets were slightly higher (0.3%) in 2009 than in 2008.  The majority of the decrease in interest income arises from a substantial decrease of $14,182,000 (38%) in interest on loans from $22,954,000 for the three months ended September 30, 2009 compared to $37,136,000 for the same period in 2008.  Although interest income decreased primarily due to the Federal Reserve’s series of interest rate decreases, it also decreased due to a decrease in the loan portfolio of $331,122,000 (15%) and the increase in non-performing assets from $33,102,000 to $384,324,000 from September 30, 2008 to September 30, 2009.  For the three months ended September 30, 2009 interest expense on deposits decreased by $3,767,000 (32%) to $8,117,000 from the 2008 level of $11,884,000 and for the nine months ended September 30, 2009 interest expense on deposits decreased by $3,458,000 (11%) to $28,930,000 from the 2008 level of $32,388,000 primarily due the Federal Reserve’s series of interest rate decreases but also due to a decrease in total deposits of $186,602,000 (9%) from September 30, 2008 to September 30, 2009.  The decreases in deposits were primarily in money market accounts, while savings deposits showed decreases and time deposits and demand deposits increased.  For the three months ended September 30, 2009 interest expense on subordinated debentures decreased by $571,000 (47%) to $639,000 from the 2008 level of $1,210,000 due to a decrease in interest rates during the period. For the nine months ended September 30, 2009 interest expense on subordinated debentures decreased by $1,634,000 (40%) to $2,416,000 from the 2008 level of $4,050,000 due to a decrease in interest rates during the period.  For the three months ended September 30, 2009 interest expense on FHLB advances decreased by $667,000 (89%), to $83,000 from the 2008 level of $750,000 due to a combination of a decrease of $24,021,000 in average FHLB advances for the three month period ended September 30, 2009 compared to September 30, 2008 and a decrease in interest rates during the period.  For the nine months ended September 30, 2009 interest expense on FHLB advances decreased by $3,921,000 (96%), to $165,000 from the 2008 level of $4,086,000 due to the decrease in average FHLB advances compared to the prior year and due to a decrease in interest rates during the period.  The net result was a decrease in net interest income of $9,265,000 (39%) from $23,738,000 in the third quarter of 2008 to $14,473,000 for the third quarter of 2009 and a decrease in net interest income of $29,427,000 (40%) from $74,251,000 for the nine months ended September 30, 2008 to $44,824,000 for the nine months of 2009.

Interest Rates and Interest Differential

The following table sets forth the average daily balances outstanding for major categories of interest earning assets and interest bearing liabilities and the average interest rates earned and paid thereon:

	For the Three Month Period Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average Balance	Income (2)	Yield/ Rate %	Average Balance	Income (2)	Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,071,899	$22,954	4.4%	$2,328,298	$37,136	6.3%
Interest bearing deposits in financial institutions	14,223	13	0.4%	2,002	13	2.6%
Investment securities	25,936	327	5.0%	24,583	329	5.3%
Federal funds sold	27,742	18	0.3%	21,434	105	1.9%

Total Interest Earning Assets	$2,139,800	$23,312	4.3%	$2,376,317	$37,583	6.3%

	For the Three Month Period Ended September 30,
	2009			2008
			Average			Average
	Average Balance	Interest Expense	Yield/ Rate %	Average Balance	Interest Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$52,938	$59	0.4%	$70,087	$278	1.6%
Money market accounts	504,499	1,350	1.1%	779,079	4,150	2.1%
Time deposits	997,410	6,708	2.7%	798,427	7,456	3.7%
Subordinated debentures	100,517	639	2.5%	100,517	1,210	4.8%
FHLB advances	106,359	83	0.3%	130,380	750	2.3%
Other borrowings	53	—	0.0%	230	1	1.7%

Total Interest Bearing Liabilities	$1,761,776	$8,839	2.0%	$1,878,720	$13,845	2.9%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the third quarter of $63,691,000 in 2009 and $44,782,000 in 2008 and is not net of deferred loan fees, which had an average balance in the third quarter of $3,089,000 in 2009 and $6,152,000 in 2008.

(2)                                  Includes loan fees for the third quarter of $909,000 in 2009 and $1,994,000 in 2008.

	For the Nine Month Period Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average Balance	Income (2)	Yield/ Rate %	Average Balance	Income (2)	Yield/ Rate %
	(Dollars in Thousands)

Interest Earning Assets:

Loans (1)	$2,224,890	$75,250	4.5%	$2,249,687	$113,389	6.7%
Interest bearing deposits in financial institutions	8,891	39	0.6%	4,737	136	3.8%
Investment securities	25,530	968	5.1%	24,698	1,005	5.4%
Federal funds sold	44,544	78	0.2%	17,182	278	2.2%

Total Interest Earning Assets	$2,303,855	$76,335	4.4%	$2,296,304	$114,808	6.7%

	For the Nine Month Period Ended September 30,
	2009			2008
			Average			Average
	Average Balance	Interest Expense	Yield/ Rate %	Average Balance	Interest Expense	Yield/ Rate %
	(Dollars in Thousands)

Interest Bearing Liabilities:

Other deposits	$51,675	$186	0.5%	$67,834	$831	1.6%
Money market accounts	531,668	4,598	1.2%	876,026	16,117	2.5%
Time deposits	1,092,283	24,146	3.0%	524,208	15,440	3.9%
Subordinated debentures	100,517	2,416	3.2%	100,517	4,050	5.4%
FHLB advances	67,629	165	0.3%	213,544	4,086	2.6%
Other borrowings	30	—	0.0%	1,489	33	3.0%

Total Interest Bearing Liabilities	$1,843,802	$31,511	2.3%	$1,783,618	$40,557	3.0%

(1)                                  This figure reflects total loans, including non-accrual loans, and is not net of the allowance for losses, which had an average balance in the first nine months of $66,315,000 in 2009 and $37,068,000 in 2008 and is not net of deferred loan fees, which had an average balance in the nine months of $3,659,000 in 2009 and $6,848,000 in 2008.

(2)                                  Includes loan fees for the nine months of $3,237,000 in 2009 and $6,512,000 in 2008.  The following table shows the net interest earnings and the net yield on average interest earning assets:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Total interest income (l)	$23,312	$37,583	$76,335	$114,808
Total interest expense	8,839	13,845	31,511	40,557
Net interest earnings	$14,473	$23,738	$44,824	$74,251

Average interest earnings assets	$2,139,800	$2,376,317	$2,303,855	$2,296,304

Average interest bearing liabilities	$1,761,776	$1,878,720	$1,843,802	$1,783,618

Net yield on average interest earning assets	2.7%	4.0%	2.6%	4.3%

(1)                                  Includes loan fees in the third quarter of $909,000 in 2009 and $1,994,000 in 2008 and the nine months of $3,237,000 in 2009 and $6,512,000 in 2008.

The following table sets forth changes in interest income and interest expense.  The net change as shown in the column “Net” is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates.  Non-performing loans are included in average loans.

	Net Increase (Decrease) For the Three Month Period Ended September 30,			Net Increase (Decrease) For the Nine Month Period Ended September 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest income (1)

Loans (2)	$(3,741)	$(10,441)	$(14,182)	$(1,239)	$(36,900)	$(38,139)
Interest bearing deposits in financial institutions	—	—	—	(2,850)	2,753	(97)
Federal funds sold	45	(132)	(87)	(454)	254	(200)
Investment securities	20	(22)	(2)	37	(74)	(37)

Total interest earning assets	$(3,676)	$(10,595)	$(14,271)	$(4,506)	$(33,967)	$(38,473)

	Net Increase (Decrease) For the Three Month Period Ended September 30,			Net Increase (Decrease) For the Nine Month Period Ended September 30,
	2009 over 2008			2009 over 2008
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)

Interest Expense (1)

Other deposits	$(56)	$(163)	$(219)	$(163)	$(482)	$(645)
Money market accounts	(1,159)	(1,641)	(2,800)	(4,908)	(6,611)	(11,519)
Subordinated Debentures	—	(571)	(571)	—	(1,634)	(1,634)
Time deposits	5,726	(6,474)	(748)	11,300	(2,594)	8,706
FHLB advances	(117)	(550)	(667)	(1,722)	(2,199)	(3,921)
Other borrowings	—	(1)	(1)	(16)	(17)	(33)

Total interest bearing liabilities	$4,394	$(9,400)	$(5,006)	$4,491	$(13,537)	$(9,046)

(1)                                  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)                                  Includes loan fees in the third quarter of $909,000 in 2009 and $1,994,000 in 2008 and the nine months of $3,237,000 in 2009 and $6,512,000 in 2008.

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

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics.  In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio allowance.  Additionally, groups of non-homogeneous loans, such as construction loans, are also reviewed to determine a portfolio allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

Reflecting the Company’s ongoing analysis of the risks presented by its loan portfolio and concerns with the economic climate and its potential impact, the allowance for losses was $70,798,000 and $61,336,000 (or 3.56% and 2.64% of gross outstanding loans) at September 30, 2009 and December 31, 2008, respectively.  There was a $13,462,000 total provision for loan losses primarily related to an increase in the general valuation reserve, during the three month period ended September 30, 2009, compared to $10,418,000 including $9,015,000 related to impaired loans for the same period of 2008.  There was a $121,967,000 total provision for loan losses primarily related to impaired loans, during the nine-month period ended September 30, 2009, compared to $65,951,000 including $61,518,000 related to impaired loans for the same period of 2008.  For the three and nine months ended September 30, 2009, the Company generated net loan charge-offs of $4,097,000 and $112,836,000, respectively, compared to net loan charge-offs of $0 and $34,244,000 for the three and nine months ended September 30, 2008, respectively.  The Company had loan recoveries of $216,000 and $18,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

	September 30, 2009		December 31, 2008
	Allowance for Loan Losses	Ratio of Loans to Total Loans	Allowance for Loan Losses	Ratio of Loans to Total Loans

Commercial	$3,307	12%	$15,121	12%
Real Estate	37,162	68%	22,737	62%
Real Estate Construction	17,329	20%	23,478	26%
Government Guaranteed	—	—	—	—
Other	—	—	—	—
Unallocated	13,000	—	—	—

Total	$70,798	100%	$61,336	100%

The unallocated reserve of $13 million at September 30, 2009 relates to additional qualitative adjustments to the reserves established in light of continued declines in real estate values and declining economic conditions.

Loans are determined to be impaired when it is determined probable that the bank will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement.  Impaired loans include both non-performing and performing assets.  Per banking industry convention, non-performing assets consist of loans past due 90 or more days and still accruing interest, loans on non-accrual status, and other real estate owned (“OREO”).  As of September 30, 2009 First Regional had $748,000 in loans past due 90 or more days which were still accruing interest, and $73,156,000 in other real estate owned. The Company’s non-performing assets as of September 30, 2009, which consist of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and other real estate owned, were as follows:

	September 30, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount

Loans On Non-Accrual Status:
Land Loans	18	$87,839,000	4	$22,506,000
Construction Loans	11	98,556,000	5	39,297,000
Commercial real estate loans	8	31,544,000	8	16,357,000
Apartment loans	6	49,224,000	0	—
Residential loan	—	—	1	7,096,000
Condominium complexes	3	33,096,000	0	—
Unsecured Loans	6	10,161,000	5	7,261,000

Net Non-Accrual Loans		310,420,000		92,517,000

90 or More Days Past Due:
Land loans	—	—	3	14,200,000
Apartment loan	—	—	1	4,340,000
Commercial real estate loan	—	—	—	—
Unsecured loans	3	748,000	—	—

Total Loans Past Due 90 days or more		748,000		18,540,000

Total Non-Performing Loans		$311,168,000		$111,057,000

Other Real Estate Owned, Net:
Land	5	$14,276,000	3	2,908,000
Apartments	7	46,438,000	1	3,444,000
Condominium conversion	—	—	1	3,259,000
Residential	2	6,142,000	—	—
Construction	1	6,300,000	—	—

Total Other Real Estate Owned, Net		73,156,000		9,611,000

Total Non-Performing Assets		$384,324,000		$120,668,000

Performing assets that are considered impaired due to concerns with the economic climate consist of the following:

	September 30, 2009		December 31, 2008
Asset Type	Number of Loans	Amount	Number of Loans	Amount
Commercial real estate	7	$35,536,000	—	—
Apartment loans	6	53,522,000	10	$60,883,000
Land loan	—	—	1	4,831,000
Unsecured	4	2,911,000	1	24,221,000
Construction	2	13,130,000	1	14,198,000

Total Performing Assets Considered Impaired		$105,099,000		$104,133,000

Total Performing and Non-Performing Loans Considered Impaired		$416,267,000		$215,190,000

Thus, at September 30, 2009 and December 31, 2008, the Company has identified non-performing and performing loans, net of charge-offs, totaling $416,267,000 and $215,190,000, which it concluded were impaired.  These loans are principally secured by real estate or other guarantees.

The Company’s policy is to cease the accrual of interest on loans which become 90 days or more past due.  In limited circumstances, the Bank will continue to accrue interest on a past due loan if it is considered well-secured and is in the process of collection or renewal.  Loans past due 90 days or more and still accruing interest represent less than 1% of the Bank’s loans.

Loans past due 90 days and still accruing at each quarter end are either successfully resolved or are placed on non-accrual status in the subsequent quarter.  Accordingly, the loans past due 90 days and still accruing at any quarter end are generally different from those of the preceding quarter end.  The composition of the loans past due 90 days and still accruing fluctuates in response to the changing characteristics of the underlying loans.

The Company’s policy is to recognize income on such non-accrual loans only after the loan principal has been repaid in full.  The Company has established a loss reserve for each of the performing and non-performing impaired loans, which at September 30, 2009 and December 31, 2008 totaled $37,813,000 and $32,264,000, respectively, for the loans as a group.

Other real estate owned includes properties acquired through foreclosure. The Company had five (5) OREO properties December 31, 2008.  During the nine months of 2009, the Company acquired fourteen (14) OREO properties and sold four (4) OREO properties for a total of fifteen (15) OREO properties at September 30, 2009.

At September 30, 2009, the Company has identified loans having an aggregate average balance of $272,032,000, which it concluded were impaired.  By comparison, at September 30, 2008, the Company had identified loans having an aggregate average balance of $103,116,000, which it concluded were impaired.  Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability of impairment.  Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors.  Management then determines the inherent loss potential and allocates a portion of the allowance for losses and or charges off a portion of the balance for each of these credits.

OTHER OPERATING INCOME

Other operating income increased to $2,416,000 in the third quarter of 2009 from $2,393,000 in the three months ended September 30, 2008.  For the first nine months of 2009 other operating income decreased to $6,695,000 from $10,045,000 for the nine months of 2009.  During the first quarter of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  The Bank’s Trust Administration Services division, which provides administrative and custodial services to self-directed retirement plans, had revenue, which increased to $849,000 for the third quarter of 2009 and $2,072,000 for the nine months ended September 30, 2009 in contrast with $587,000 in the third quarter of 2008 and $1,864,000 in the first nine months of 2008.  The Bank’s Trust Department, that provides trust services for living trusts, investment agency accounts, IRA rollovers, and all forms of court-related matters, had revenue of $498,000 and $1,574,000 in the three and nine months ended September 30, 2009 and revenue of $567,000 and $1,739,000 during three and nine months ended September 30, 2008.  The Bank’s merchant services operation, which provides credit card deposit and clearing services to retailers and other credit card accepting businesses, had revenue that totaled $538,000 for the third quarter of 2009 and $1,337,000 for the nine months ended September 30, 2009 in contrast with $339,000 for the third quarter of 2008 and $1,139,000 for the nine months ended September 30, 2008. During the nine months of 2009, no gains of or losses on sales of premises and equipment were realized.  In contrast, during the nine months of 2008 gains of $3,000 and no losses on sales of premises and equipment were realized.  During the first nine months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc.  No losses on securities sales were realized in the first nine months of 2009 or 2008.  The Bank recorded $162,000 in OTTI charges during the first nine months of 2008.  During the first nine months of 2009, a net loss of $576,000 was realized on the sale of the four OREO properties.  No OREO properties were sold during the first nine months of 2008.

OTHER OPERATING EXPENSES

Overall operating expenses increased in the first nine months of 2009 compared to the same period of 2008.  Operating expenses rose to a total of $18,008,000 for the third quarter of 2009 from $13,942,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 operating expenses totaled $53,541,000 an increase from $41,341,000 for the corresponding period in 2008.  Included in other operating expenses during the first quarter of 2008 is a reversal of a litigation accrual of $2,232,000 further described below.

Salary and related benefits increased by $179,000 (2.3%), from a total of $7,815,000 for the third quarter of 2008 to $7,994,000 for the same period in 2009, and for the nine months ended September 30, 2009 decreased to $25,046,000 from $25,788,000 for the nine month period in 2008.  The nine-month period decrease in this expense category principally reflects decreases in staffing and also reflects employee incentive adjustments.  Occupancy expense rose to $3,038,000 for the nine months ended September 30, 2009 from $2,916,000 in the same period of 2008. The increase reflects the rent paid on additional space at the various facilities which house the Bank’s headquarters and many of the regional offices.  The total of all other operating expenses rose in 2009 compared to the prior year, increasing from $12,637,000 for the first nine months of 2008 to $25,457,000 for the same period of 2009 and increased from $5,134,000 in the third quarter of 2008 to $8,998,000 for the third quarter of 2009.

The FDIC assessment increased to $1,922,000 in the third quarter of 2009, compared to $512,000 in the third quarter of 2008.  The FDIC assessment increased to $8,229,000 for the nine months of 2009 compared to $1,481,000 during the nine months of 2008.  On May 22, 2009, the FDIC adopted a rule designed to replenish the deposit insurance fund. This rule establishes a special assessment of five basis points (“bps”) on each FDIC-insured depository institution’s assets minus its Tier 1 capital, with a maximum assessment not to exceed 10 bps of an institution’s domestic deposits.  This special assessment was calculated based on asset levels at June 30, 2009 and was collected on September 30, 2009. Included in the FDIC assessment noted above, the Corporation recorded a charge of $1,000,000 in the second quarter of 2009 in connection with this assessment.  Additionally, beginning April 1, 2009, the FDIC increased fees on deposits based on a revised risk-weighted methodology, which increased the base assessment rates.  The FDIC is currently evaluating a number of approaches to maintain its reserves at mandated levels.  Such approaches include additional special assessments, requiring financial institutions to prepay future deposit insurance premiums, accessing the FDIC’s credit line with the U.S. Treasury, or some combination of these or other approaches.  At this time it is uncertain which approach the FDIC will pursue, or the impact, if any, that the FDIC’s approach will have on the Company.

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

The combined effects of the above-described factors resulted in a loss before taxes of $14,581,000 for the three months ended September 30, 2009 compared to income before taxes of $1,771,000 for the third quarter of 2008.  For the nine months ended September 30, 2009 the loss before taxes is $123,989,000 compared to a loss of $22,996,000 for the first nine months of the prior year.  In the third quarter, the Company’s provision for taxes decreased from tax of $589,000 in 2008 to no tax in 2009.  For the nine months ended September 30, 2009, the tax provision was $4,611,000 compared to a tax benefit of $10,400,000 in 2008.  The effective tax rate for the nine-month periods ended September 30, 2009 and 2008 are 3.7% and (45.2%), respectively.  This brought net loss for the third quarter of 2009 to $14,581,000 compared to net income of $1,182,000 for the same period in 2008.  For the nine months ended September 30, net loss in 2009 was $128,600,000 while 2008 net loss for the same period was $12,596,000.

INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
U.S. Treasury Securities	$2,248	$1	$—	$2,249
U.S. Government sponsored Enterprise debt securities	23,586	1,353	—	24,939

	$25,834	$1,354	$—	$27,188

December 31, 2008
U.S. Treasury Securities	$249	$1	$—	$250
U.S. Government sponsored Enterprise debt securities	23,955	522	—	24,477

	$24,204	$523	$—	$24,727

At September 30, 2009 and December 31, 2008, no securities have been in a continuous unrealized loss position for greater than 12 months.

LOAN PORTFOLIO AND PROVISION FOR LOAN LOSSES

The loan portfolio consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in Thousands)

Commercial loans	$237,165	$276,885
Real estate construction loans	406,542	603,866
Land loans	177,299	249,468
Apartment loans	464,216	541,330
Other real estate loans	701,886	647,960
Government guaranteed loans	741	1,337
Other loans	2,460	2,601

Total loans	1,990,309	2,323,447

Less — Allowances for loan losses	(70,798)	(61,336)
— Deferred loan fees	(2,699)	(4,632)
Net loans	$1,916,812	$2,257,479

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

The Bank offers a full range of lending services including commercial, real estate, and real estate construction loans.  The Bank has developed a substantial portfolio of short- and medium-term “mini-perm” first trust deed loans for income properties as well as specializing in construction lending for moderate-size commercial and residential projects.  The Bank also offers commercial loans for commercial and industrial borrowers, which includes equipment financing as well as short-term loans.  Typically, the Bank’s loans are variable rate loans are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Because the Bank’s variable rate loans adjust daily and are fully-indexed from inception, the year of origination of the Bank’s loans does not have a material impact on borrower performance or loan defaults.

Major Loan Products

Lending operations are focused on specialized niche segments rather than the types of credit products that one might consider typical for financial institutions.  The Company has no involvement in consumer lending, such as home mortgages, homeowner equity lines of credit, consumer installment loans, credit cards, and so forth.  Instead, the Company focuses its lending operations on construction loans, mini-perm loans on income properties, bridge loans on income properties, land loans, and unsecured commercial loans (both term loans and lines of credit) to corporations and professionals.  Each loan is different, and is individually underwritten.  The underwriting process includes and evaluation of the borrower’s credit history using credit reporting resources, but the Company does not utilize FICO scores or other credit scoring models. The Company’s loan products and the related underwriting expectations at loan inception are as follows:

Construction Loans

Construction loans are made for the purpose of constructing residential or non-residential structures for sale or investment, and are secured by a first lien on the subject property.  The Company’s construction loans are typically underwritten to have a loan-to-value ratio (“LTV”) of 75% or less based on the as-finished value of the project, with the borrower expected to provide cash equity in the project for the balance.  Loans typically require the personal guaranty of the borrowing entity’s principal owner, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth and liquidity to provide appropriate support to the credit.  Loans are typically granted for terms of up to 24 months, although loans may be extended if additional time is needed to complete or market the project.  Loans typically are interest-only with interest payments due monthly.  In most cases the monthly interest payments are made by using interest reserves that are estimated and held back for this purpose from the proceeds of the loan at loan inception.  The construction loan balance including accrued interest is then due at maturity.  Interest is payable monthly by the borrower on construction loans that have fully utilized their interest reserves.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Construction loans are typically repaid from the sale of the project at completion, or by permanent financing obtained by the borrower for properties built for investment purposes.

Mini-perm Loans

Mini-perm loans are made for the purpose of acquiring or holding an income producing property for a short to intermediate term, and are secured by a first lien on the subject property.  The Company’s mini-perm loans are typically underwritten to have a loan-to-value ratio (“LTV”) of 80% or less based on the stabilized value of the project, with the borrower expected to provide cash equity in the project for the balance.  Typical mini-perm loan underwriting calls for the property’s stabilized cash flow to provide debt service coverage of 115% or more, and we “stress test” that cash flow to gauge the impact of a 200 basis point increase in interest rates.  Loans typically require the personal guaranty of the borrowing entity’s principal owner, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth and liquidity to provide appropriate support to the credit.  Loans are typically granted for terms of up to 7 years, although loans may be extended.  Loans typically call for monthly payments of principal and interest based on a 20-year amortization schedule, with the balance due at maturity.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Mini-perm loans are typically repaid from the sale of the property, or by permanent financing obtained by the borrower.

Bridge Loans

Bridge loans short term loans made for the purpose of acquiring or holding an income producing property during a period of renovation, repositioning, or other enhancement, and are secured by a first lien on the subject property.  The Company’s bridge loans are typically underwritten to have a loan-to-value ratio (“LTV”) of 80% or less based on the stabilized value of the project, with the borrower expected to provide cash equity in the project for the balance.  Typical mini-perm loan underwriting calls for the property’s stabilized cash flow to provide debt service coverage of 115% or more, and we “stress test” that cash flow to gauge the impact of a 200 basis point increase in interest rates.  Loans typically require the personal guaranty of the borrowing entity’s principal owner, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth and liquidity to provide appropriate support to the credit.  Loans are typically granted for terms of up to 24 months, although loans may be extended.  Loans typically are interest-only with payments due monthly and the balance due at maturity.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Bridge loans are typically repaid from the sale of the property, or by permanent financing obtained by the borrower.

Land Loans

The Company’s land loans are similar in structure and purpose to its bridge loans, in that they are short term loans made for the purpose of acquiring or holding land during a period of entitlement or other enhancement.  The loans are secured by a first lien on the subject property.  The Company’s land loans are typically underwritten to have a loan-to-value ratio (“LTV”) of 60% or less based on the appraised value of the project, with the borrower expected to provide cash equity in the project for the balance.  Loans typically require the personal guaranty of the borrowing entity’s principal owner, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth and liquidity to provide appropriate support to the credit.  Loans are typically granted for terms of up to 24 months, although loans may be extended.  Loans typically are interest-only with payments due monthly and the balance due at maturity.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Land loans are typically repaid from the sale of the property, or by construction financing obtained by the borrower once property entitlements have been obtained.

Unsecured Commercial Loans — Term Loans

The Company’s unsecured commercial term loans are short to intermediate term loans made for a variety of purposes.  Typical uses of term loans are for the acquisition of plant, equipment, or other assets that will generate an income stream sufficient to repay the loan over its term.  Loans are typically unsecured, although in some cases the loan will be supported by a lien on certain borrower assets.  The Company typically does not engage in accounts receivable, inventory, or other “asset based” lending types.  Loans typically require the personal guaranty of the borrowing entity’s principal owner, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth, income, and liquidity to provide appropriate support to the credit.  Loans are typically granted for terms of up to 60 months, although loans are often renewed on an annual basis.  Loans typically call for monthly payments of principal and interest, with any remaining balance due at maturity.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Term loans are typically repaid from the income stream generated by the borrower, or from other borrower assets.

Unsecured Commercial Loans — Lines of Credit

The Company’s unsecured commercial lines of credit are term loans made for a variety of purposes.  Typical uses of lines of credit are to provide working capital to borrowers, or for the acquisition of inventories that will be liquidated to generate an income stream sufficient to repay the loan over its term.  Lines of credit typically require the personal guaranty of the borrower, and the borrower must demonstrate a clear credit history and be able to document sufficient net worth, income, and liquidity to provide appropriate support to the credit.  Lines of credit are typically granted for terms of up to 12 months, although lines of credit may be extended on occasion.  Lines of credit typically call for monthly interest-only payments, with any remaining balance due at maturity.  Lines of credit typically are revolving, in that the balance may be paid down and re-borrowed during the loan term, and typically borrowers are expected to be out of debt for at least a portion of the term of the line of credit.  Loans typically are priced at a margin over Wall Street Journal Prime, adjusting daily, and are fully-indexed from inception.  Lines of credit are typically repaid from the income stream generated by the borrower, or from other borrower assets.

Interest-only loans allow interest-only payments for a fixed period of time.  The loans generally mature at the end of the interest-only period and require a balloon payment.  At September 30, 2009 and December 31, 2008, the Company had $919,144,000 and $1,042,205,000 of short-and medium-term “mini-perm” first trust deed loans for income properties with interest-only payments that have a balloon payment at loan maturity.  The Bank does not offer residential mortgage products, including negative amortization loans, or “option-ARMs”.

Other types of interest only loans as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Real estate construction loans	$389,493,000	$590,336,000
Commercial loans	$180,457,000	$227,223,000

Certain customers of the Bank control various separate legal entities representing, in the aggregate, significant borrowing concentrations, including as much as $89,159,000 as of September 30, 2009.  While each individual loan is separately and independently underwritten, and while the majority of such loans are secured by commercial real property and are performing, these borrowing concentrations nevertheless present certain risks.

Non-accrual loans, net of charge-offs, totaled $310,420,000 and $92,517,000 at September 30, 2009 and December 31, 2008, respectively.  Loans which were past due by 90 days or more but not on non-accrual were $748,000 and $18,540,000 at September 30, 2009 and December 31, 2008, respectively.  The Bank had $35,341,000 and $0 in troubled debt restructured loans as of September 30, 2009 and December 31, 2008, respectively.  These restructured loans were various multifamily and one single family residence loans, and provided for forgiveness of principal and other concessions.

Allowance for unfunded loan commitments and lines of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The Bank uses the same standards of credit underwriting in entering into these commitments to extend credit as it does for making loans.  Commitments may expire unused, and consequently, the above amounts do not necessarily represent future cash requirements.  The majority of the commitments above carry variable interest rates.  There is risk inherent in all credit transactions, and accordingly commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures.  The allowance for unfunded loan commitments and lines of credit is included in other liabilities in the accompanying condensed consolidated statements of financial condition.  Net adjustments to the allowance for unfunded loan commitments and lines of credit are included in the provision for loan losses.  At September 30, 2009 and December 31, 2008, the allowance for unfunded loan commitments and lines of credit was $255,000 and $370,000, respectively.

LIQUIDITY, SOURCES OF FUNDS, AND CAPITAL RESOURCES

Total liquid assets (cash and due from banks, investment securities, federal funds sold and interest bearing deposits in financial institutions) stood at 4.8% of total deposits at September 30, 2009.  This level represents an increase from the 4.1% liquidity level, which existed on December 31, 2008. In addition, at September 30, 2009 some $15,741,000 of the Bank’s total assets consisted of government guaranteed assets, which represent a significant source of liquidity due to the active secondary markets which exist for these assets. The ratio of net loans (including government guaranteed loans) to deposits was 104% and 106% as of September 30, 2009 and December 31, 2008, respectively.

The Company utilizes a variety of funding sources in conducting its operations, including the use of “brokered deposits” as defined by banking regulators.  Such brokered deposits totaled $760,000,000 at December 31, 2008.  As a result of First Regional Bank’s regulatory agreement with the FDIC and the DFI, the bank is prohibited from accepting or renewing any brokered deposit, as defined, unless it receives a waiver from the FDIC.  The bank has not received a brokered deposit waiver, and has no plans to seek such a waiver at this time.  Instead, existing brokered deposits are being allowed to leave the bank as they mature.  As of September 30, 2009 the balance of the brokered deposits had been reduced to $411,479,000; of these, $162,177,000 mature in 2009, of which $74,000,000 was paid out in October, leaving a total of $88,177,000 maturing in November and December, 2009, $157,928,000 mature in 2010, and $91,374,000 mature in 2011. The bank anticipates that future brokered deposit outflows, as well as normal deposit activity by customers, will be accommodated using the proceeds of loan repayments, and other lines of credit.

Because customer loan and deposit activity can be unpredictable, the bank maintains various supplemental funding sources, including borrowing lines with the Federal Home Loan Bank, the Federal Reserve Discount Window, and other lines of credit.  These lines may be withdrawn at any time.  The bank is a member of the Federal Home Loan Bank of San Francisco (FHLB), which provides an additional source for short and long-term funding.  Borrowings from the FHLB were $170,000,000 at September 30, 2009.  FHLB borrowings are secured by $527,107,000 in multifamily and commercial real estate loans available as collateral at the FHLB.  As of September 30, 2009, the Bank has additional borrowing capacity at the Federal Home Loan Bank of $67,418,000 based upon collateral currently pledged.  During the third quarter of 2009, the Bank initiated a line at the Federal Reserve Discount Window secured by $346,399,000 in construction and commercial loans available as collateral with the Federal Reserve. As of September 30, 2009, the Bank had $190,520,000 available for use through this short-term borrowing facility based upon loans pledged and there were no borrowings.

The bank believes that it has sufficient liquid assets and supplemental funding sources available to accommodate future brokered deposit outflows and customer activity that can reasonably be anticipated.  Should the bank be unable, however, to accommodate future brokered deposit outflows or customer activity this would threaten the bank’s ability to remain viable.

Total shareholders’ equity was $22,491,000 and $150,147,000 as of September 30, 2009 and December 31, 2008, respectively.  The Company’s and the Bank’s capital ratios for those dates in comparison with regulatory capital requirements were as follows:

	September 30, 2009	December 31, 2008

Leverage Ratio (Tier 1 Capital to Average Assets
Regulatory requirement	4.00%	4.00%
Company	1.29%	8.19%
Bank	5.35%	9.19%

The “regulatory requirement” listed represents the level of capital required for Adequately Capitalized status.

The Bank is also subject to a regulatory order with the FDIC and the DFI that calls for the Bank to increase its Tier 1 leverage ratio to 10% by September 30, 2009 and maintain at least that level thereafter.  For the quarter ended September 30, 2009 the Bank’s Tier 1 leverage ratio was 5.35%, so the Bank is not in compliance with this requirement of the regulatory order.  Based on their respective capital ratios as of September 30, 2009, the Company is considered “significantly undercapitalized” while the Bank is considered “undercapitalized.”  The Bank has developed a Capital Restoration Plan to address this deficiency, which contemplates several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors.  There can be no assurance that these approaches will be successful. Should the Bank be unable to increase its capital to acceptable levels, or should its capital levels deteriorate further, the Bank could be subject to additional regulatory action.

In addition, bank regulators have issued risk-adjusted capital guidelines, which assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity.  The Company’s and the Bank’s risk adjusted capital ratios for the dates listed in comparison with the risk adjusted regulatory capital requirements were as follows:

	September 30, 2009	December 31, 2008

Tier 1 Capital to Risk-Weighted Assets:
Regulatory requirement	4.00%	4.00%
Company	1.38%	8.09%
Bank	5.61%	9.08%

	September 30, 2009	December 31, 2008

Total Capital to Risk-Weighted Assets:
Regulatory requirement	8.00%	8.00%
Company	2.76%	11.28%
Bank	6.89%	10.34%

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

As part of the Bank’s 2009 regulatory examination by the FDIC and the DFI, there were certain loan grading changes and changes in the qualitative reserves resulting from declining trends noted in the delinquent, classified and non-performing loans.  As a result of these findings, we concluded that the allowance for loan losses as of June 30, 2009 should be and was increased by $69.9 million to reflect these matters, an additional $50.6 million in loan charge-offs, $1.3 million in interest reversal on impaired loans, $1.2 million in losses on foreclosed properties that were deemed to have existed as of June 30, 2009 and a $20.7 million cost of establishing a valuation allowance for deferred tax assets.

In September 2009, the Bank received a Prompt Corrective Action Notification of Capital letter from the FDIC.  The letter indicated that the banks capital category was considered “undercapitalized” as of June 30, 2009.  The letter reminded the Bank of the requirement for undercapitalized institutions to develop a Capital Restoration Plan, and of restrictions on growth, branching, and new lines of business imposed pursuant to section 38 of the Federal Deposit Insurance Act.  The Bank has developed a Capital Restoration Plan to address this deficiency, which contemplates several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors. There can be no assurance that these approaches will be successful.

“What is the status of First Regional’s regulatory agreements?

First Regional’s wholly-owned subsidiary, First Regional Bank, consented to an agreement with the FDIC and the California Department of Financial Institutions in the form of an order to cease and desist, which become effective on February 23, 2009.

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

The $12 million capital increase called for in the agreement, as well as a subsequent $5 million contribution, was made by First Regional Bancorp in the first quarter of 2009 using its existing cash reserves.  The schedule referred to in the agreement calls for the Bank to increase its Tier 1 leverage ratio to 9.5% immediately, and to further increase it to 10% by September 30.  For the quarter ended September 30, 2009 the Bank’s Tier 1 leverage ratio was 5.35%, so the Bank is not in compliance with this requirement of the regulatory order.  The Bank has developed a Capital Restoration Plan to address this deficiency, which contemplates several approaches to increasing the Bank’s capital to acceptable levels, including the possibilities of a rights offering to existing Company shareholders or the issuance of new Company shares to interested investors. There can be no assurance that these approaches will be successful. Should the Bank be unable to increase its capital to acceptable levels, or should its capital levels deteriorate further, the Bank could be subject to additional regulatory action.  No dividends have been declared by the Bank.

•                  Eliminate from the books any assets classified loss and a portion of any assets classified doubtful that have not already been charged-off or collected, and develop a comprehensive plan to reduce classified assets based on a pre-determined schedule.

The provision relates solely to the Bank’s classified assets as of June 30, 2008.  The assets classified loss and the portion of the assets classified doubtful were eliminated from the Bank’s books by the end of 2008.  The Bank developed a written plan to reduce the remaining classified assets, and has implemented it.  The schedule referred to in the agreement calls for the Bank to reduce the classified assets from their original level of $218 million to $130 million by June 30, and to $110 million by September 30.  As of September 30 the balance of the classified assets had been reduced to $66.7 million, meaning that the Bank has met both the June 30 and the September 30 goals.  The Bank is continuing its efforts to collect all of the classified assets even though the goals contained in the agreement have already been met.

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

With regard to operating policies and procedures as a result of the order, impending operational changes and any changes to accounting policies, procedures and methodologies, the focus of the order was primarily focused on updating or revising those policies to document our existing practices, rather than revising the practices themselves.  Such policy updates and revisions include the following:

•                  Allowance for Loan and Lease Loss Policy was enhanced to ensure the Bank’s written policy accurately reflects the Bank’s current procedures.

•                  Lending and Collection Policies

Financial Statement and Loan Applications section slightly modified to ensure written policy accurately reflects the Bank’s current procedures relating to the reconciliation of compiled or company prepared financial statements and tax statements relating to partnerships.

The Construction Loans section was enhanced to include the evaluation of any new construction lending staff and periodic reviews of all construction lending staff members.  It should be noted that all Bank employees have a formal evaluation completed in accordance with the Bank’s Human Resources department policies.

The Credit Administration section of the policy was enhanced to include a target limit for related borrower concentrations of 25% of Tier 1 Capital and reserves.

The Problem Credit Identification Section was modified to include the benchmarks outlined in the order, which state that the Bank’s Watch List shall include relevant information on all loans in excess of $500,000 classified during an examination and all loans in excess of $1,000,000 that warrant individual review. The Bank’s practice is to generally include any problem loan on the Bank’s Watch List, if not already on the Bank’s list of classified assets.  The Bank intends to continue this practice.

The Exceptions to Policy section has been modified to include formal monitoring of compliance with loan policy guidelines.

•                  Liquidity Policy

The Policy has been enhanced to include plans for achieving specific levels of liquidity, which incorporates the reduction of volatile funding sources such as brokered deposits.

There was no material impact on the Bank’s financial statements as a result of its compliance with the regulatory order although there was a reallocation of Company resources devoted to order compliance.  The Company did not experience an increase in professional expenses and FDIC insurance costs, but these items resulted from increased levels of non-performing assets and related changes in the Company’s condition rather than from compliance with the regulatory order.

As evidenced above, the Bank has made progress thus far in complying with most aspects of the regulatory agreement.  The Bank will continue its efforts to achieve full compliance, especially in the areas of management, capital, and violations of laws and regulations.

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

The revised plan was adopted and implemented.  Based on recent operating results, however, the Company has failed to maintain sufficient capital on a consolidated and a bank-only basis.  A Capital Restoration Plan has been developed to address this deficiency, which contemplates several approaches to increasing capital to acceptable levels.  Should the Company or the Bank be unable to increase capital to acceptable levels, or should capital levels deteriorate further, the Company and/or the Bank could be subject to additional regulatory action.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no material changes outside of the ordinary course of business pertaining to contractual obligations during the quarter ended September 30, 2009.

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

During 2007, 2006, 2005, 2004, 2002 and 2001, the Trusts issued Cumulative Preferred Capital Securities (the “Trust Securities”) in private placement transactions, which represent undivided preferred beneficial interests in the assets of the Trusts. Concurrent with the issuance of the Trust Securities, the Trusts purchased Junior Subordinated Deferrable Debentures (the “Debentures”) from the Company, which aggregated $100,517,000 at September 30, 2009 and at December 31, 2008.  After each applicable issuance and purchase, the Company invested a substantial majority of the net proceeds from the applicable sale of Debentures in the Bank as additional paid-in capital to support the Bank’s future growth. The structure of these transactions enabled the Company to obtain additional Tier 1 capital for regulatory reporting purposes while permitting the Company to deduct the payment of future cash distributions for tax purposes. The debentures, must be redeemed within 30 years and are recorded in the liability section of the consolidated balance sheets in accordance with accounting principles generally accepted in the United States of America even though they are treated as capital for regulatory purposes.  Holders of the debentures are entitled to receive cumulative cash distributions, payable quarterly in arrears, equal to three-month LIBOR plus an interest factor.

In the interest of preserving its remaining cash reserves the Company intends to defer interest payments on its trust-preferred securities.  The Company has the right to defer interest payments for up to five years under the indentures governing its various trust-preferred securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since customer deposits are the Company’s principal funding source outside of its capital, management has attempted to match rates of its deposits with its investment and loan portfolios as part of its liquidity and asset and liability management policies.  The objective of these policies is to manage the Company’s interest rate sensitivity and limit the fluctuations of net interest income resulting from interest rate changes.  The table which follows indicates the repricing or maturity characteristics of the major categories of the Bank’s assets and liabilities as of September 30, 2009, and thus the relative sensitivity of the Bank’s net interest income to changes in the overall level of interest rates.

(In Thousands)

			One month	Six months	One year
	Floating	Less than	but less than	but less than	but less than	Five years	Non-interest earning
Category	Rate	one month	six months	one year	five years	or more	or bearing	Total

Federal funds sold	$20,695	$—	$—	$—	$—	$—	$—	$20,695
Interest-bearing deposits in financial institutions	—	12,010	2,002	301	—	—	—	14,313

Investment securities	—	—	3,249	—	2,633	21,306	—	27,188
Subtotal	20,695	12,010	5,251	301	2,633	21,306	—	62,196

Loans, net of allowance for losses	1,834,175	3,121	46,263	4,836	28,417	—	—	1,916,812

Total earning assets	1,854,870	15,131	51,514	5,137	31,050	21,306	—	1,979,008

Cash and due from banks	—	—	—	—	—	—	27,124	27,124
Premises and equipment	—	—	—	—	—	—	4,281	4,281
Other real estate owned	—	—	—	—	—	—	73,156	73,156
Federal Home Loan Bank stock	7,990	—	—	—	—	—	—	7,990
Other assets	—	—	15,000	—	—	—	68,460	83,460
Total non-earning assets	7,990	—	15,000	—	—	—	173,021	196,011

Total assets	$1,862,860	$15,131	$66,514	$5,137	$31,050	$21,306	$173,021	$2,175,019

Federal Home Loan Bank advances	$170,000	$—	$—	$—	$—	$—	$—	$170,000
Federal Funds Purchased	—	—	—	—	—	—	—	—

Subtotal	170,000	—	—	—	—	—	—	170,000

Other deposits	52,300	—	—	—	—	—	—	52,300
Money market deposits	491,797	—	—	—	—	—	—	491,797
Time deposits	—	176,534	476,318	123,316	149,960	—	—	926,128
Subordinated debentures	—	—	100,517	—	—	—	—	100,517
Total interest bearing liabilities	714,097	176,534	576,835	123,316	149,960	—	—	1,740,742

Demand deposits	—	—	—	—	—	—	387,862	387,862
Other liabilities	—	—	—	—	—	—	23,924	23,924
Shareholders’ equity	—	—	—	—	—	—	22,491	22,491
Total non-interest bearing liabilities and shareholders’ equity	—	—	—	—	—	—	434,277	434,277

Total liabilities and shareholders’ equity	$714,097	$176,534	$576,835	$123,316	$149,960	$—	$434,277	$2,175,019

GAP	$1,148,763	$(161,403)	$(510,321)	$(118,179)	$(118,910)	$21,306	$(261,256)	$—

Cumulative GAP	$1,148,763	$987,360	$477,039	$358,860	$239,950	$261,256	$—	$—

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

The Bank’s investment portfolio continues to be composed of high quality, low risk securities, including U.S. Treasury or Government Sponsored Enterprises debt securities. The balance of the Bank’s investment portfolio contains investments that qualify for CRA investment status.  No gains or losses on securities sales were realized in the first nine months of 2009.  By comparison, during the first nine months of 2008, the Company realized a gain of $2,758,000 on the redemption of restricted stock of Visa Inc., and no losses were recorded on securities sales in the first nine months of 2008.  The Bank recorded $162,000 in OTTI charges during the first nine months of 2008.  As of September 30, 2009 the Bank’s investment portfolio contained $1,354,000 gross unrealized gains and no gross unrealized losses, a net gain of $1,354,000 for unrealized gains of $785,000 net of tax benefit. By comparison, at September 30, 2008 the Company’s investment portfolio contained

$42,000 gross unrealized gains and gross unrealized losses of $56,000, for net unrealized losses of $8,000 net of tax benefit. Because the Company’s holdings of securities are intended to serve as a source of liquidity should conditions warrant, the securities have been classified by the Company as “available for sale,” and thus unrealized gains and losses have no effect on the Company’s income statement.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were not effective as of September 30, 2009, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal controls over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses.

Changes in Internal Control Over Financial Reporting

The Company has identified a material weakness as described above.  There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Steps to Address Material Weakness

As of the date of this filing, the Company is in the process of establishing new policies and procedures with respect to how the allowance for loan losses are established and disclosed.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

In the ordinary course of business, the Company and the Bank are involved in litigation.  Management does not expect the ultimate outcome of any pending legal proceedings to have a material effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors associated with First Regional’s business activities, which are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These include risks associated with the Company’s financial and operating results and with an investment in the Company’s common stock, and have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, and updated in the quarterly report on Form 10-Q for the period ended June 30, 2009.

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